Form 10QSB
period 2000-09-30
COLE INC
filed 2000-10-12
CIK 1103090

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                     0-31377

                                   COLE, INC.
                 (Name of Small Business Issuer in its Charter)


                 UTAH                                     87-0642556
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                       4848 South Highland Drive Box #140
                           Salt Lake City, Utah 84117
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)231-6735

                            3288 East Fort Union Blvd
                           Salt Lake City, Utah 84117
          (Former Name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes        No     X
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               September 30, 2000

                                    1,085,051

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant. The Financial Statements have been reviewed and are on file with the Company's Auditor.



                                   COLE, INC.
                         [A Development Stage Company]
                                 BALANCE SHEETS
  For the Period Ending September 30, 2000 and the Year Ended December 31, 1999


                                                              9/30/00           12/31/99
                                                           -------------       ---------
                                                            [Unaudited]
                                     ASSETS

Assets

         Cash                                             $        5,195          10,196
         Property, Plant & Equipment                               1,410               0
         Less: Accumulated Depreciation                            (351)               0
                                                           -------------       ---------

         Total Assets                                     $        6,254          10,196
                                                           =============       =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accrued Liabilities                                  $          138             138
     Payable to shareholder                                            0           3,500
     Income Taxes Payable                                              0             100
                                                           -------------       ---------
         Total Current Liabilities                                   138           3,738

         Total Liabilities                                           138           3,738
                                                           -------------       ---------

Stockholders' Deficit:
     Common Stock, $.01 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 1,085,051 shares and
         1,050,000 respectively                                   10,850          10,500
     Paid-in Capital                                               3,155               0
     Accumulated Deficit                                          (7,889)         (4,042)
                                                           -------------       ---------
         Total Stockholders' Equity                                6,116           6,458

                                                           -------------       ---------
         Total Liabilities and Stockholders' Equity       $        6,254          10,196
                                                           =============       =========


                                   COLE, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
          For the Three Months and Nine Months Ended September 30, 2000
          and for the period from inception through September 30, 2000
                                                                                         For the
                                                                                         period from
                                                                                         Inception
                                                                                         [11/3/99]
                                                                                          through
                                                  Three Months       Nine Months          9/30/00
                                                      Ended             Ended
                                                     9/30/00           9/30/00
                                                 ---------------   ---------------      -----------
                                                   [Unaudited]       [Unaudited]


Revenues                                        $            292  $            398      $       398
Cost of Sales                                   $              0  $              0      $         0
                                                 ---------------   ---------------      -----------
    Gross Margin                                             292               398              398

General and Administrative Expenses                          744             4,245            8,187
                                                 ---------------   ---------------      -----------

Net Income/(Loss) from Operations                           (452)           (3,847)          (7,789)
                                                 ---------------   ---------------      -----------

Net Income/(Loss) Before Taxes                  $           (452)  $        (3,847)     $    (7,789)
                                                 ===============   ===============      ===========

Income/Franchise taxes                                         0                 0              100

Net Income/ (Loss)                                          (452)           (3,847)          (7,889)

Income/(Loss) Per Share                         $          (0.01)  $         (0.01)     $     (0.01)
                                                 ===============   ===============      ===========

Weighted Average Shares Outstanding                    1,085,051         1,068,037        1,064,886
                                                 ===============   ===============      ===========

                                   COLE, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
       For the Three Month and Nine Month Periods Ended September 30, 2000
          and for the period from inception through September 30, 2000
                                                                                         For the
                                                                                         period from
                                                                                         Inception
                                                                                         [11/3/99]
                                                                                         through
                                                    Three Months       Nine Months        9/30/00
                                                        Ended            Ended
                                                       9/30/00          9/30/00
                                                    -------------    --------------     ------------
                                                     [Unaudited]      [Unaudited]

Cash Flows Used For Operating Activities
------------------------------------------------
  Net Loss                                         $         (452)   $       (3,847)     $     (7,889)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                              117               351              351
    Increase/(Decrease) in accounts payable                     0                 0                0
    Shares issued for forgiveness of debt                       0             3,505            3,505
    Increase/(Decrease) in Taxes Payable                        0              (100)               0
    Increase/(Decrease) in loan from shareholder                0            (3,500)               0
    Increase in accrued liabilities                             0                 0              138
                                                    -------------    --------------     ------------
      Net Cash Used For Operating Activities                 (335)           (3,591)          (3,895)
                                                    =============    ==============     ============

Cash Flows Provided by Investing Activities
----------------------------------------------------
   Increase/(Decrease) in Property, Plant &                     0            (1,410)          (1,410)
Equipment
      Net Cash Used for Investing Activities                    0            (1,410)          (1,410)
                                                    =============    ==============     ============

Cash Flows Provided by Financing Activities
---------------------------------------------------
   Issued stock for cash                                        0                0            10,500
                                                    -------------    -------------      ------------
      Net Cash Provided by Financing Activities                 0                0            10,500


      Net Increase/(Decrease) In Cash                        (335)           (5,001)           5,195

      Beginning Cash Balance                                5,530            10,196                0

      Ending Cash Balance                       $           5,195$            5,195            5,195
                                                    -------------    --------------     ------------


                                   COLE, INC.
                   Notes to the Interim Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited interim financial statements of Cole, Inc. have been prepared in accordance with generally accepted accounting principles and the rule of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in this Registration Statement. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for interim are not necessarily indicative of the results to be expected for the full year.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The  Company  has  created  relationships  with a few  number  of  clients.
Furthermore,   the  Company  plans  on   increasing   its  client  base  through
advertisement and by broadening the services in which it currently provides.

     The Company has also designed an advertising brochure. The brochure has been designed to serve as a three-fold mailer that the Company will send out to attorneys and law offices in surrounding counties.

Results of Operations

     The Company's operations during the quarterly period ended September 30, 2000, resulted in $292 in revenues and incurred expenses of $744, stemming from costs related to sales, and also, general and administrative expenses.

Liquidity

     At September 30, 2000, the Company had total current assets of $5,195 and total liabilities of $138. Management believes that its cash on hand of $5,195 will be sufficient to allow it to continue its operations for the next six months.


PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

None; applicable

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            COLE, INC.



Date: 10/12/2000            /S/ JAMES DOOLIN
                            James Doolin, President and Director



Date: 10/12/2000            /S/ LUKE BRADLEY
                            Luke Bradley, Secretary and Director