Form 10KSB
period 2000-12-31
COLE INC
filed 2001-02-02
CIK 1103090

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2000
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                               Commission File No.
                                     0-31377

                                   COLE, INC.
                 (Name of Small Business Issuer in its Charter)


                 UTAH                                     87-0642556
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                          4848 South Highland Dr. #140
                            Salt Lake City, UT 84117
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)231-6735

                                   COLE, INC.
                                  -------------

Securities Registered under Section 12(b) of the Exchange Act: None
Name of Each Exchange on Which Registered:                     None
Securities Registered under Section 12(g) of the Exchange Act: $0.01 par value common stock


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:  December 31, 2000
- $1,142.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2000 - $553. There are approximately 55,250 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.01 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                JANUNARY 25, 2000
                                    1,085,051

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization, Charter Amendments and General History
     ----------------------------------------------------

     Cole, Inc., a Utah corporation (the "Company"), was organized under the laws of the State of Utah on November 3, 1999.


          General History
          ---------------

     Prior to the Company's organization, the Company sold 50,000 "unregistered" and "restricted" shares of common stock at $0.01 per share, with the Company having received gross proceeds of $500.

     Following the Company's organization, it conducted an offering of 1,000,000 shares of common stock at a price of $0.01 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission, and applicable provisions of Rule 144-14-25s of the Utah Division of Securities, which provides for sales of securities by public solicitation to "accredited investors." The offering was subsequently closed, with the Company having received gross proceeds of $10,000.

        Sales of "Unregistered" and "Restricted" Securities Over the Past Three Years
        -------

     For  information   concerning  sales  of  "unregistered"  and  "restricted"
securities during the past three years, see the caption "Recent Sales of Unregistered Securities."

        Business.
        ---------

     The Company was organized to offer formatting and EDGAR filing services for companies and individuals that desire to submit electronic filings to the Securities and Exchange Commission.

        Risk Factors

        ------------

        EARLY STAGE OF DEVELOPMENT

     The Company was formed in November, 1999, and is at a very early stage of development. It is subject to all of the risks inherent in any new business. These risks include:

               The need for substantial capital to support its development efforts; the need to attract and retain qualified personnel and experienced management; losses associated with start-up; and competition.

        LOSSES ASSOCIATED WITH START-UP

     The Company was formed  recently  and has limited  operating  history.  The purchase  of the  necessary  computer  and office  equipment  and  software  has required large up front expenditures and working capital during the initial start-up period. The Company expects that its initial expenses will result in losses early in its development. It cannot guarantee that it will become profitable after it completes its initial purchases. See "Management's Discussion and Analysis or Plan of Operation," Part I, Item 2.

        FLUCTUATIONS IN QUARTERLY OPERATING RESULTS AND MARGINS; SEASONALITY OF BUSINESS

     The Company's operating results are likely to fluctuate in the future as a result of a variety of factors, many of which will be outside the Company's control. Some of these factors may include material reduction or cancellation of major projects or the loss of a major client; the amount and timing of the receipt of new business; timing of hiring or loss of personnel; the amount and timing of the opening or closing of an office; the amount and the relative mix of high-margin creative or strategy consulting projects as compared to lower margin projects, capital expenditures and other costs relating to the expansion of operations; the level of demand for EDGAR formatting and filing; the ability to maintain adequate staffing to service clients effectively; the cost of advertising and related media; the amount and timing of expenditures by clients for professional services; the introduction of new products or services by competitors; pricing changes in the industry; relative mix of lower cost full-time employees versus higher cost independent contractors; and general economic conditions. Due to all of the foregoing factors, the Company's operating results in any given quarter may fall below expectations. In such an event, any future trading price of the Company's common stock would likely be materially and adversely affected.

        EVOLVING BUSINESS MODEL

     The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development. Such risks for the Company include, but are not limited to, an evolving business model. To address these risks the Company must, among other things, develop strong business development and management activities, develop the strength and quality of its operations, maximize the value delivered to clients by the Company's service solutions, respond to competitive developments and attract, retain and motivate qualified employees. There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition, result of operations and prospects.

        RISKS RELATED TO FUTURE ACQUISITIONS

     A key component of the Company's growth strategy is expected to be the acquisition of firms that meet the Company's goals for strategic growth. The successful implementation of this strategy will depend on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. There can be no assurance that the Company will be able to identify additional suitable acquisition candidates or that the Company will be able to acquire such candidates on acceptable terms. Moreover, in pursuing acquisition opportunities, the Company may compete with other companies with similar growth strategies, certain of which competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets may also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on the Company's reporting operating results from increases in goodwill, amortization, acquired in-process technology, stock compensation expense resulting from newly hired employees, the diversion of management attention, potential disputes with the sellers of one or more acquired entities and the possible failure to retain key acquired personnel. Lack of client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of the Company as a whole, and any acquired subsidiary could significantly underperform relative to the Company's expectations. For all of these reasons, the Company's pursuit of an overall acquisition strategy or any individual pending or future acquisition may have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Management expects that, for the foreseeable future, shares of the Company's common stock will be the sole consideration for any such acquisition. As the Company issues stock to complete any future acquisition, existing shareholders will experience ownership dilution.

        RISKS ASSOCIATED WITH FAILURE TO MANAGE GROWTH

     At present, the Company's employees include and are limited to its President, James P. Doolin. Any expansion of the Company's operations would place a significant strain on its limited personnel, management and other resources. Depending on the success of its planned operations, the Company may be required to attract, train, motivate and manage new employees successfully and to develop operational, management and information systems and controls. There can be no assurance that the Company's systems, procedures or controls will be adequate to support its operations or that its management will be able to achieve the rapid execution necessary to exploit the market for the Company's business model. The failure to effectively manage growth could have a material adverse effect on the Company's business, financial condition, results of operation and prospects.

        COMPETITION; LOW BARRIERS TO ENTRY

     The market for formatting and filing EDGAR documents is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. The Company's competitors can be divided into several groups: law firms, independent contractors, financial consultant firms and wide variety of other professional services firms. Many of the Company's current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relation sources than the Company and could decide at any time to increase their resource commitments to the Company's target market. In addition, the market for EDGAR formatting and filing is relatively new and subject to continuing definition, and, as a result, may better position the Company's competitors to compete in this market as it matures. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Competition of the type described above could materially adversely affect the Company's business, results of operations, financial conditions and prospects.

     In addition, the Company's ability to maintain future client relationships and generate new clients will depend to a significant degree on the quality of its services and its reputation among its clients and potential clients, compared with the quality of its services provided by, and the reputations of, the Company's competitors. To the extent the Company loses clients to its competitors because of dissatisfaction with the Company's services or its reputation is adversely affected for any other reason, the Company's business, result of operations, financial conditions and prospects could be materially adversely affected.

     There are relatively low barriers to entry into the Company's business. Because firms such as the Company rely on the skill of their personnel and the quality of their client service, they have no patented technology that would preclude or inhibit competitors from entering their markets. The Company is likely to face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price or other advantages over those offered by the Company, which could have a material adverse effect on its business, financial condition, results of operations and prospects.

        RAPID TECHNOLOGY CHANGE

     The market for EDGAR formatting and filing  services is characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new processes and technologies and evolving industry standards and practices that
could  render  the  Company's   service  practices  and  methodologies
obsolete. The Company's success will depend, in part, on its ability to develop services and solutions that address the increasingly sophisticated and varied needs of its prospective clients, and respond to technological advances, emerging industry standards, practices and competitive service offerings. Failure to do so could result in the loss of existing customers or the inability to attract and retain new customers, either of which developments could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. There can be no assurance that the Company will be successful in responding quickly, cost-effectively and sufficiently to these developments. If the Company is unable, for technical, financial or other reasons, to adapt in a timely manner in response to change in market conditions or client requirements, its business, financial condition, result of operations and prospects would be materially adversely affected.

        POTENTIAL LIABILITY TO CLIENTS

     Many of the Company's service engagements will involve the development, formatting and filing that are critical to the reporting of its clients' businesses. Its failure or inability to meet a client's expectations in the performance of its services could injure the Company's business reputation or result in a claim for substantial damages, regardless of its responsibility for such failure. In addition, the Company will possess technologies and content that may include confidential or proprietary client information. Although the Company has implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. The successful assertion of one or more large claims against the Company that are uninsured, exceed available insurance coverage or result in changes to the Company's insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, could adversely affect the Company's business, results of operations and financial conditions. The Company does not currently have any "errors and omissions" policies that would cover any such claim, and does not expect to obtain any such insurance until it can pay for such coverage from revenues, as to which there can be no assurance.

        FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

     The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next fiscal year. However, the Company may need to raise additional funds in order to support expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complimentary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of its proposed service offerings and competing technological and market developments. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution in net book value per share and such equity securities may have rights, preferences or privileges senior to those of the holder of the Company's common stock. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition, results of operations and prospects.

        GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     The Company is not currently subject to direct government regulation, other than the securities laws and the regulations thereunder applicable to all publicly owned companies; however, it is likely that a number of laws and regulations may be adopted at the local, state, national and international levels. Moreover, the adoption of any such laws or regulations may decrease the services provided by the Company, which could in turn decrease the demand for the Company's services or increase cost of doing business or in some other manner have a material adverse effect on the Company's business, financial conditions results of operations or prospects.

        CONCENTRATION OF STOCK OWNERSHIP

     Four entities beneficially own a majority of the Company's outstanding common stock. As a result, the entities will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

        DIVIDENDS

     The Company does not expect to pay dividends on its common stock in the foreseeable future. Future dividends, if any, will depend upon the Company's earnings, if any.

        AUDITOR'S "GOING CONCERN" OPINION

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended December 31, 2000, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. See the index to financial statements, part F/S of this filing.

        DEPENDENCE ON MANAGEMENT

     For the foreseeable future, the Company will be entirely dependent upon the services of its officers and directors. The Company has no employment agreement with its only employee, James P. Doolin, and does not maintain "key man" life insurance for him.

        PENNY STOCK

     The Company's common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. This designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

     Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Securities Act of 1934, as amended (the "1934 Act"); and Rule 15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

        SALE OF "RESTRICTED" SHARES

     Some of the outstanding shares of the Company's common stock are "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933, as amended (the "1933 Act"). If a market for the Company's common stock ever develops, these shares may be sold under Rule 144, and sales may have a negative effect on the Company's stock price.

        PRINCIPAL PRODUCTS AND SERVICES

     The Company has engaged in the business of formatting and filing EDGAR documents for companies and individuals.

        RECENT PUBLIC ANNOUNCEMENTS

     None; not applicable.

        DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

     Management plans to advertise the Company's services through mailings to businesses, principally in Utah. Information on businesses is readily available from various governmental agencies, such as Secretaries of State and local business licensing offices. The Company also plans on advertising direct to future clients through its own web site. The Company plans on "word of mouth" advertising to help create and sustain much of the Company's business.

     The Company has determined that in order to develop a larger client base it must increase its advertising budget. Therefore the Company has budgeted $3,000 in advertising costs during its this coming year. These funds will come principally from the net proceeds of its recent securities offering and then, and if neccessary the Company may seek to raise more capital. There can be no assurance that the Company will raise sufficient capital to meet its intended advertising budget; if it is not successful in this regard, the Company may be unable to attract a sufficient number of new clients to allow its business to continue.

        COMPETITIVE BUSINESS CONDITIONS

     The Company's industry is highly competitive. Many of the Company's existing and potential competitors have financial, personnel, marketing and other resources significantly greater than those of the Company, as well as other competitive advantages including customer bases. See the Risk Factor "Competition; Low Barriers of Entry" Part 1, Item 1.

        PATENTS, TRADEMARKS, LICENSES, FRANCHISEES, CONCESSIONS, ROYALTY PAYMENTS OR LABOR CONTRACTS

     None; not applicable.

        NEED FOR GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

     Upon the effective date of this Registration Statement, the Company will become subject to Regulation 14A promulgated by the Securities and Exchange Commission under the 1934 Act. Section 14(a) of the 1934 Act requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent shall require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders. See the Risk Factor "Government Regulation and Legal Uncertainties," Part 1, Item 1.

        EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON BUSINESS

     Other than maintaining its good standing in the State of Utah; complying with applicable local business licensing requirements; complying with all state and federal tax requirements; preparing its periodic reports under the 1934 Act, and complying with other applicable securities laws, rules and regulations as set forth above, the Company does not believe that existing or probable governmental regulations will have a material effect on its operations. See the Risk Factor "Government Regulation and Legal Uncertainties," Part 1, Item 1.

        RESEARCH AND DEVELOPMENT

     Although the Company's industry relies on the technical knowledge of computers and software, management does not believe that the Company's proposed operations will require research and development in the traditional sense. The Company's President, James P. Doolin has training in formatting and filing EDGAR documents and will be responsible for all of the Company's services offered in the foreseeable future.

        NUMBER OF EMPLOYEES

     Other than its President, James P. Doolin, the Company currently has no employees. Mr. Doolin will be responsible for all of the Company's proposed operations for the foreseeable future. The Company will hire an additional clerical worker if necessary, and if it is able to pay that worker's wages or salary from operating revenues.


Item 2.  Description of Property.
         -----------------------

     The Company currently owns a formatting software. Its business address is the home office address of its President, James P. Doolin, and is provided rent-free. The Company has free access to his telephone system, computer system and free access to the Internet. Depending on its growth, the Company may find it necessary to acquire an office and telephone system of its own, but management does not believe that this will be necessary in the near future.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended December 31, 2000, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There has been no "public market" for shares of common stock of the Company. However, the Company will be seeking to obtain quotation of its common stock on the OTC Bulletin Board of the NASD, the Company cannot guarantee that any public market will develop for its securities or that, if any such market develops, it will be maintained. As a result, stockholders may not be able to sell their shares readily, if at all.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 42.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     On November 5, 1999, the Company issued 200,000 shares to the Company's officers, directors and a consultant in consideration of the payment of $500 to the Company.

     On December 20, 1999, the Company conducted an offering of of 1,000,000 shares of common stock at a price of $0.01 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission and applicable state laws, rules and regulations. The offering was subsequently closed, with the Company having received gross proceeds of $10,000.

     On May 12, 2000, the Company issued 35,051 shares pursuant to Rule 701 of the 1933 Act. These shares were issued to the Company's attorney, in accordance with a written plan adopted by the Board of Directors for services in the amount of $3,505.10, rendered to the Company, issued at $.10 per share.

For Further information see the following table: "Common Stock"


     Common Stock

     ------------
                         Date              Number of           Aggregate
     Name              Acquired             Shares           Consideration
     ----              --------            ---------         -------------
JAMES P. DOOLIN        11/05/99              25,000           $    250

MICHAEL J. DOOLIN      11/05/99              25,000           $    250

PURCHASERS UNDER       12/20/99           1,000,000           $ 10,000
RULE 504 OFFERING*

SHARES ISSUED UNDER    05/12/00              35,051           $  3,505
RULE 701



     *The offer and sale of these securities are believed to have been exempt from the registration requirements of Section 5 of the 1933 Act, pursuant to Sections 3(b) and/or 4(2) thereof, and from similar applicable states securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions from registration by reason of the fact that all purchasers had access to research of the Company, and were "Accredited Investors" as defined in Regulation D of the Securities and Exchange Commission.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company is a development stage company. Management believes that in light of the large number of companies and individuals that are responsible for filing with the Securities and Exchange Commission, the size of the potential market for services may continue to grow. Accordingly, the volume of business available to those who can provide quality and timely service will also increase rapidly over the next several years.

     The Company plans to provide a narrow range of services to a broad range of customers. In addition, the Company may seek to expand its operations by acquiring, joint venturing or merging with other document service providers in exchange for the issuance of shares of its common stock. As of the date of this Registration Statement, the Company has not entered into any agreements in this regard, and there is no assurance that the Company will be successful in entering into a transaction with any such entity.

     During the next 12 months, management plans to spend approximately $3,000 in advertising expenses. Methods of advertising will include further development of the Company's website, brochures and print advertisement in local newspapers.

          The foregoing contains "forward-looking" statements and information, all of which is modified by reference to the caption "Risk Factors."

Results of Operations.
----------------------

     At December 31, 2000, the Company's had $6,505 in assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended December 31, 2000, the Company had a net loss of $3,558. The Company has received $1,142 in revenues in the period ended December 31, 2000. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     As of December 31, 2000, the Company had cash on hand of $5,564. Management believes that these funds will be sufficient to allow it to commence advertising via mailings and through local newspapers. The Company has previosly purchased all necessary software to operate. The Company's cash on hand may be sufficient to allow it to further operations, but if necessary it may look to raise more capital; however, the Company's success in its planned business endeavors will depend entirely on its ability to attract and maintain a sufficient client base. The Company has commenced operations, but it cannot provide any assurances that it will be successful in this effort.


Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended December 31, 2000 and 1999

          Independent Auditors' Report

          Balance Sheets - December 31, 2000

          Statements of Operations for the years ended
          December 31, 2000 and 1999

          Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999

          Statements of Cash Flows for the years ended
          December 31, 2000 and 1999

          Notes to the Financial Statements

                                          COLE, INC.
                                 [A Development Stage Company]

                                     FINANCIAL STATEMENTS

                                       December 31, 2000

                              [WITH INDEPENDENT AUDITORS' REPORT]


                                   COLE, INC.
                          [A Development Stage Company]

                                Table of Contents

                                                                                       Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . .         1


Balance Sheet - December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . .          2


Statements of Stockholders' Equity/(Deficit) for the year ended December 31, 2000, the two month period ended December 31, 1999, and for the period from
Inception [November 3, 1999] through December 31, 2000  . . . . . . . . . . . .          3

Statements of Operations for the year ended December 31, 2000, the two month period ended December 31, 1999 and for the period from Inception [November 3, 1999]
through December 31, 2000  . . . . . . . . . . . . . . . . . . . . . . . . . . .         4


Statements of Cash Flows for the year ended December 31, 2000, the two month period ended December 31, 1999 and for the period from Inception [November 3, 1999]
through December 31, 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . .         5


Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .        6 - 8








                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
COLE, INC.
Salt Lake City, Utah

     We have audited the accompanying balance sheet of Cole, Inc. [a development stage company] as of December 31, 2000, and the related statements of stockholders' equity/(deficit), operations, and cash flows for the period from inception [November 3, 1999] through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cole, Inc. as of December 31, 2000, and the results of operations and cash flows for the period from inception [November 3, 1999] through December 31, 2000, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Cole, Inc. will continue as a going concern. As discussed in Note D to the financial statements, the Company has accumulated losses and has not commenced principal operations. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                                                   /S/ MANTYLA MCREYNOLDS
                                                   Mantyla McReynolds
January 19, 2001
Salt Lake City, Utah


                                   COLE, INC.
                          [A Development Stage Company]
                                  Balance Sheet
                                December 31, 2000


ASSETS

Current Assets:
     Cash                                                         $               5,564
          Total Current Assets                                                    5,564

Property & Equipment                                                              1,410
Less: Accumulated Depreciation                                                     (469)
                                                                                    941

TOTAL ASSETS                                                      $               6,505
                                                                  ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Taxes payable - Notes A & C                                 $                  100
          Total Current Liabilities                                                 100
               Total Liabilities                                                    100
Stockholders' Equity - Notes B & E
     Common stock, $.01 par value;
       authorized 50,000,000 shares; issued
       and outstanding 1,085,051                                                 10,850
     Additional paid-in capital                                                   3,155
     Deficit accumulated during development stage                                (7,600)
          Total Stockholders' Equity                                              6,405
                                                                 ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $                6,505
                                                                 ======================




                 See accompanying notes to financial statements

                                   COLE, INC.
                          [A Development Stage Company]
                  Statements of Stockholders' Equity/(Deficit)
 For the year ended December 31, 2000, the two month period ended December 31, 1999 and for the period from Inception [November 3, 1999] through December 31, 2000


                                                                                  Deficit
                                                                                Accumulated
                                                                Additional        During              Total
                                  Number of       Common          Paid-in       Development       Stockholders'
                                   Shares          Stock          Capital          Stage        Equity/(Deficit)
                                ------------- --------------  -------------- ----------------  -------------------
Balance, November 3, 1999                   0             $0              $0               $0                   $0
Issued stock for cash, at par, $.01 1,050,000         10,500                                                10,500
Net loss for 1999                                                                      (4,042)              (4,042)
Balance, December 31, 1999          1,050,000         10,500               0           (4,042)               6,458
Issued shares for debt,
at $.10 per share                      35,051            350           3,155                                 3,505
Net loss for 2000                                                                      (3,558)              (3,558)
Balance, December 31, 2000          1,085,051        $10,850          $3,155          ($7,600)              $6,405
                                ============= ==============  ==============  ================  ===================































                 See accompanying notes to financial statements


                                   COLE, INC.
                          [A Development Stage Company]
                            Statements of Operations
 For the year ended December 31, 2000, the two month period ended December 31, 1999 and for the Period from Inception [November 3, 1999] through December 31, 2000



                                                                                            From
                                                                                          Inception
                                                                                          [11/3/99]
                                                                                           through
                                                   2000                1999               12/31/00
                                              --------------      ---------------     -----------------
Revenues                                  $           1,142    $             -0-  $              1,142

General and Administrative Expenses                   4,600                3,942                 8,542
                                              --------------      ---------------     -----------------
Net Loss from Operations                             (3,458)              (3,942)               (7,400)


                                              --------------      ---------------     -----------------
      Net Loss Before Income Taxes                   (3,458)              (3,942)               (7,400)

Provision for Income Taxes - Notes A&C                  100                  100                   200
                                              --------------      ---------------     -----------------

Net Loss                                  $          (3,558)   $          (4,042) $             (7,600)
                                              ==============      ===============     =================

Loss Per Share                            $            (.01)   $            (.01) $               (.01)
                                              ==============      ===============     =================

Weighted Average Shares Outstanding                1,072,314            1,050,000             1,069,262
                                              ==============      ===============     =================










                 See accompanying notes to financial statements


                                   COLE, INC.
                          [A Development Stage Company]
                            Statements of Cash Flows
 For the year ended December 31, 2000, the two month period ended December 31, 1999 and for the Period from Inception [November 3, 1999] through December 31, 2000



                                                                                               For the
                                                                                             period from
                                                                                              Inception
                                                                                              [11/3/99]
                                                                                               through
Cash Flows Provided by/(Used for) Operating Activities         2000            1999            12/31/00
                                                            ----------     ------------     --------------
Net Loss                                                 $     (3,558)  $       (4,042) $          (7,600)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                                  469                                 469
    Increase in income taxes payable                                                100               100
    Expenses paid on behalf of Company by shareholder               5             3,500             3,505
    Increase in accrued liabilities                              (138)              138
                                                            ----------     ------------     --------------
       Net Cash Provided by/(Used for) in Operating  Activities(3,222)             (304)           (3,526)

Cash Flows Used for Investing Activities
    Purchased property & equipment                             (1,410)                             (1,410)
              Net Cash Used in Investing Activities            (1,410)                0            (1,410)

Cash Flows Provided by Financing Activities

    Issued stock for cash                                                       10,500             10,500
                                                            ----------     ------------     --------------
              Net Cash Provided by Financing Activities             0           10,500             10,500

            Net Increase(decrease) in Cash                     (4,632)          10,196              5,564

Beginning Cash Balance                                         10,196              -0-                -0-
                                                             ----------     ------------     --------------

Ending Cash Balance                                      $       5,564  $        10,196 $            5,564
                                                            ==========     ============     ==============

Supplemental Disclosure Information:
  Cash paid during the year for interest                          -0-              -0-                -0-
  Cash paid during the year for income taxes                     100               -0-                100
  Issued stock to shareholder for debt                         3,505               -0-              3,505






                 See accompanying notes to financial statements


                                   COLE, INC.
                          Notes to Financial Statements
                                December 31, 2000

NOTE A         Summary of Significant Accounting Policies

        Company Background

          The Company incorporated under the laws of the State of Utah on November 3, 1999. The Company was organized to engage in any lawful activity for which corporations may be organized under the Utah Revised Business Corporation Act. Cole, Inc., is in the development stage and is commencing its planned principal operations, which are essentially to advertise and offer formatting and EDGAR filing services for public companies.

          The  financial  statements  of  the  Company  have  been  prepared  in
          accordance  with  generally  accepted   accounting   principles.   The
          following summarizes the more significant of such policies:

        Statement of Cash Flows

          Cash is comprised of cash on hand or on deposit in banks. The Company has $5,564 as of December 31, 2000.

        Income Taxes

          The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which is effective for fiscal years beginning after December 15, 1992. SFAS No. 109 requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. (See Note C below).

        Net Loss Per Common Share

          Net loss per common share is based on the weighted average number of shares outstanding.


        Use of Estimates in Preparation of Financial Statements

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                   COLE, INC.
                          Notes to Financial Statements
                                December 31, 2000

NOTE B         Issuance of Common Shares

          In November, 1999, pursuant to a Preorganization Subscription Agreement and a Subscription Agreement and Summary Offering Document, the Company authorized and issued 1,050,000 shares of common stock at par ($.01) to approximately 38 "accredited" investors for cash.

          On May 12, 2000, the Company issued 35,051 shares of common stock in settlement of debt incurred for legal services. These shares were issued at $.10 per share for a total value of $3,505 (see NOTE E).

NOTE C         Accounting for Income Taxes

          No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be sufficiently profitable in the near future to take advantage of the losses.

Deferred tax assets                                  Balance         Tax   Rate
-------------------------------------------------- ------------ --------- ------
   Federal Loss carryforward (expires through 2015)      $7,600    $1,140  15%
   State Loss carryforward (expires through 2015)        $7,400      $370   5%
   Valuation allowance                                                ($1,510)
                                                                   -----------
        Deferred tax asset                                                 $0
                                                                   ===========

          The amount shown on the balance sheet for income taxes payable represents the annual minimum amount due to the State of Utah.

NOTE D         Liquidity

          The Company has accumulated losses since inception totaling $7,600, and minimal operations at December 31, 2000. Financing for the Company's limited activities to date has been primarily provided by issuance of stock and advances from a stockholder(see NOTE E). The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. Management continues to develop its planned principle operations. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

NOTE E         Stockholder Loan/Related Party Transaction

          A stockholder advanced legal services to the Company in the amount of $5, and $3,500 during the years ended December 31, 2000 and 1999. The Company settled the related party debt through the issuance of common stock as described in Note B.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

     None; not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Identification of Directors and Executive Officers.
        ---------------------------------------------------

     The following table sets forth the name of the Company's current directors and executive officers. These persons will serve until the next annual meeting of the stockholders (held the third Friday in August of each year) or until their successors are elected or appointed and qualified, or prior resignation or termination. Their Date of Date of Positions Election or Termination


Name                  Held              Designation     or Resignation
----                  ----              -----------   --------------
JAMES P. DOOLIN      DIRECTOR &         NOV-02-99           *
                     PRESIDENT

SHANE E. THUESON     DIRECTOR &         NOV-02-99           *
                     VICE PRESIDENT

LUKE BRADLEY         DIRECTOR &         NOV-02-99           *
                     SECRETARY


          * These persons presently serves in the capacities indicated.

Business Experience.
--------------------
     James P. Doolin, President and a director, is 24 years of age. Mr Doolin graduated from the University of Utah, in Salt Lake City, Utah. He graduated with a bachelor of science, finance degree. Mr. Doolin has been working as an investment consultant since 1998.

     Shane E. Thueson, Vice President and a director, is 24 years of age. Mr. Thueson will graduate from the Brigham Young University, in Provo, Utah, in July of 2000. He will graduate with a bachelor of fine arts. Mr. Thueson has been working as a assitant to an entertainment producer since 1999.

     Luke Bradley, Secretary and a director, is 23 years of age. Mr. Bradley is attending the University of Utah, in Salt Lake City, Utah. He will graduate with a bachelor of science, finance degree in June of 2001. Mr. Bradley currently is a majority owner and operator a clothing company has been working in the promotional merchandise industry since 1995.

Significant Employees.
----------------------

     Other than James P. Doolin, the Company has no employees.

Family Relationships.
---------------------

     Thre are no family relationships that exist between the directors and the executive officers of the Company.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Each of the Company's directors have filed a Form 3, Statement of Beneficial Ownership, with the Securities and Exchange Commission; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form 3.

Item 10. Executive Compensation.
         -----------------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation

                       Annual Compensation Awards Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------



James P.
Doolin,      12/31/99   0     0     0      0     0     0   0
Director,    03/31/00   0     0     0      0     0     0   0
President

Shane E.
Thueson
Director,    12/31/99   0     0     0      0     0     0   0
Vice         03/31/00   0     0     0      0     0     0   0
President

Luke
Bradley,     12/31/99   0     0     0      0     0     0   0
Director,    03/31/00   0     0     0      0     0     0   0
Secretary


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended December 31, 1999, or the period ended March 31, 2000. However, if the Company decides to compensate Company's current and/or future employees it will not under any circumstances exceed the amount paid to other persons with similar experience and expertise performing similar services in the text formatting industry. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

        Compensation of Directors.
        --------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as a director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

        Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
        ------------------------------------------------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date hereof:

                           Number of Shares Percentage

Name                            Beneficially Owned           of Class
----------------                ------------------           --------
LEONARD W. BURNINGHAM, ESQ.         235,051                     22%
SHARLENE T. DOOLIN                  200,000                     18%
DUANE S. JENSON                     200,000                     18%
QUAD D PARTNERSHIP*                 333,500                     31%

* Sharlene T. Doolin may be deemed the beneficial owner of Quad D Partnership's shares, as she is the majority partner of Quad D Partnership; and the mother of James P. Doolin.


Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of the Company's directors and executive officers as of the date hereof:

                          Number of Shares       Percentage of

Name and Address         Beneficially Owned        of Class
----------------         ------------------      -------------
JAMES P. DOOLIN                51,250                  5%
SHANE E. THUESON                5,000                 .5%
LUKE BRADLEY                    5,000                 .5%

TOTAL OFFICERS & DIRECTORS      61,250                 6%


Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.


Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     None; not applicable

Exhibits
--------

Exhibit
Number                             Description
-------                            -----------
  27                                 Financial Data Schedule

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COLE, INC.



Date:1/31/01                           /S/ JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       COLE, INC.



Date:1/31/01                           /S/ JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date:1/31/01                           /S/ LUKE BRADLEY
                                       Luke Bradley
                                       Secretary and Director