Form 10QSB
period 2001-03-31
COLE INC
filed 2001-05-04
CIK 1103090

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

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

(1)  Yes  X    No              (2)  Yes  X      No
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                 March 31, 2001

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



                                   COLE, INC.
                         [A Development Stage Company]
                                 BALANCE SHEETS
  For the Period Ending March 31, 2001 and the Year Ended December 31, 2000


                                                              3/31/01           12/31/00
                                                           -------------       ---------
                                                            [Unaudited]
                                     ASSETS

Assets

         Cash                                             $        2,112           5,564
         Property, Plant & Equipment                               1,410           1,410
         Less: Accumulated Depreciation                             (587)           (469)
                                                           -------------       ---------

         Total Assets                                     $        2,935           6,505
                                                           =============       =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accrued Liabilities                                  $          100             100
     Payable to shareholder                                        1,500               0
     Income Taxes Payable                                              0               0
                                                           -------------       ---------
         Total Current Liabilities                                 1,600             100

         Total Liabilities                                         1,600             100
                                                           -------------       ---------

Stockholders' Deficit:
     Common Stock, $.01 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 1,085,051 shares and
         1,085,051 respectively                                   10,850          10,850
     Paid-in Capital                                               3,155           3,155
     Accumulated Deficit                                         (12,670)         (7,600)
                                                           -------------       ---------
         Total Stockholders' Equity                                1,335           6,405

                                                           -------------       ---------
         Total Liabilities and Stockholders' Equity       $        2,935           6,505
                                                           =============       =========


                                   COLE, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
                    For the Three Months Ended March 31, 2001 and 2000
            and for the period from inception through March 31, 2001
                                                                                         For the
                                                                                         period from
                                                                                         Inception
                                                                                         [11/3/99]
                                                                                          through
                                                  Three Months       Three Months         3/31/01
                                                      Ended             Ended
                                                     3/31/01           3/31/00
                                                 ---------------   ---------------      -----------
                                                   [Unaudited]       [Unaudited]


Revenues                                        $            691  $              0      $     1,833
Cost of Sales                                   $              0  $              0      $         0
                                                 ---------------   ---------------      -----------
    Gross Margin                                             691                 0            1,833

General and Administrative Expenses                        5,761             1,436           14,303
                                                 ---------------   ---------------      -----------

Net Income/(Loss) from Operations                         (5,070)           (1,436)         (12,470)
                                                 ---------------   ---------------      -----------

Net Income/(Loss) Before Taxes                  $         (5,070)  $        (1,436)     $   (12,470)
                                                 ===============   ===============      ===========

Income/Franchise taxes                                         0                 0              200

Net Income/ (Loss)                                        (5,070)           (1,436)         (12,670)

Income/(Loss) Per Share                         $          (0.01)  $         (0.01)     $     (0.01)
                                                 ===============   ===============      ===========

Weighted Average Shares Outstanding                    1,085,051         1,050,000        1,068,246
                                                 ===============   ===============      ===========

                                   COLE, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
         For the Three Month Month Periods Ended March 31, 2001 and 2000
            and for the period from inception through March 31, 2001
                                                                                         For the
                                                                                         period from
                                                                                         Inception
                                                                                         [11/3/99]
                                                                                         through
                                                    Three Months       Three Months       3/31/01
                                                        Ended            Ended
                                                       3/31/01          3/31/00
                                                    -------------    --------------     ------------
                                                     [Unaudited]      [Unaudited]

Cash Flows Used For Operating Activities
------------------------------------------------
  Net Loss                                         $       (5,070)   $       (1,436)     $   (12,670)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                              118               117              587
    Increase/(Decrease) in accounts payable                     0                 0                0
    Shares issued for forgiveness of debt                       0                 0            3,505
    Increase/(Decrease) in Taxes Payable                        0                 0              100
    Increase/(Decrease) in loan from shareholder            1,500                 0            1,500
    Increase in accrued liabilities                             0                 0                0
                                                    -------------    --------------     ------------
      Net Cash Used For Operating Activities               (3,452)           (1,319)          (6,978)
                                                    =============    ==============     ============

Cash Flows Provided by Investing Activities
----------------------------------------------------
   Increase/(Decrease) in Property, Plant &                     0            (1,410)          (1,410)
Equipment
      Net Cash Used for Investing Activities                    0            (1,410)          (1,410)
                                                    =============    ==============     ============

Cash Flows Provided by Financing Activities
---------------------------------------------------
   Issued stock for cash                                        0                0            10,500
                                                    -------------    -------------      ------------
      Net Cash Provided by Financing Activities                 0                0            10,500


      Net Increase/(Decrease) In Cash                      (3,452)           (2,729)           2,112

      Beginning Cash Balance                                5,564            10,196                0

      Ending Cash Balance                       $           2,112 $           7,467            2,112
                                                    -------------    --------------     ------------


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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The  Company has created  relationships  with a limited  number of clients.
Furthermore,   the  Company  plans  on   increasing   its  client  base  through
advertisement and by broadening the services in which it currently provides.

Results of Operations

     The Company's operations during the quarterly period ended March 31, 2001, resulted in $691 in revenues and incurred expenses of $5,761, stemming from costs related to sales, and also, general and administrative expenses.

Liquidity

     At March 31, 2001, the Company had total current assets of $2,112 and total liabilities of $1,600. Management believes that its cash on hand of $2,112 will be sufficient to allow it to continue its operations for the next six months.


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

                            COLE, INC.



Date: 5/2/01                /S/JAMES DOOLIN
                            James Doolin, President and Director