Form 10QSB
period 2001-09-30
COLE INC
filed 2001-11-05
CIK 1103090

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

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

                    Issuer's Telephone Number: (310)434-2488

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

                               SEPTEMBER 30, 2001

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



                                   COLE, INC.
                         [A Development Stage Company]
                                 BALANCE SHEETS
  For the Period Ending September 30, 2001 and the Year Ended December 31, 2000


                                                             09/30/01           12/31/00
                                                           -------------       ---------
                                                            [Unaudited]
                                     ASSETS

Assets

         Cash                                             $          790           5,564
         Property, Plant & Equipment                               1,410           1,410
         Less: Accumulated Depreciation                             (821)           (469)
                                                           -------------       ---------

         Total Assets                                     $        1,379           6,505
                                                           =============       =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accrued Liabilities                                  $          100             100
     Payable to shareholder                                        1,500               0
     Income Taxes Payable                                              0               0
                                                           -------------       ---------
         Total Current Liabilities                                 1,600             100

         Total Liabilities                                         1,600             100
                                                           -------------       ---------

Stockholders' Deficit:
     Common Stock, $.01 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 1,085,051 shares and
         1,085,051 respectively                                   10,850          10,850
     Paid-in Capital                                               3,155           3,155
     Accumulated Deficit                                         (14,227)         (7,600)
                                                           -------------       ---------
         Total Stockholders' Equity                                (222)           6,405

                                                           -------------       ---------
         Total Liabilities and Stockholders' Equity       $        1,379           6,505
                                                           =============       =========




                                   COLE, INC.
                            Statements of Operations
     For the Three and Nine Month Periods Ended September 30, 2001 and 2000
          and for the period from inception through September 30, 2001

                                                                                                                        For the
                                                                                                                      Period from
                                                     For the               For the          For the        For the    Inception
                                                  Three Months            Nine Months     Three Months    Nine Months  [11/03/99]
                                                      Ended                  Ended           Ended          Ended      through
                                                    09/30/01                09/30/01        09/30/00        09/30/00   09/30/01
                                                ---------------          ------------   ------------    ------------ -----------


Revenues                                         $            106           $        903   $        292    $        398 $     2,045
Cost of Sales                                                   0                      0              0               0           0
                                                   ---------------          -------------  ------------    ------------ -----------
  Gross Margin                                                106                    903            292             398       2,045

General and Administrative Expenses                           351                  7,530            744           4,245      16,072
                                                   ---------------          -------------  ------------    ------------ -----------
Net Loss from Operations                                     (245)                (6,627)          (452)         (3,847)    (14,027)

                                                   ---------------          -------------  ------------    ------------ -----------
       Net Loss Before Income Taxes                          (245)                (6,627)          (452)         (3,847)    (14,027)

Provision for Income Taxes                                      0                      0              0               0         200
                                                   ---------------          -------------  ------------    ------------ -----------
Net Loss                                         $           (245)          $     (6,627)  $       (452)         (3,847)    (14,227)
                                                   ===============          =============  ============    ============ ===========

Loss Per Share                                   $           (.01)          $       (.01)  $      (0.01)   $       (.01)$      (.01)
                                                   ===============          =============  ============    ============ ===========

Weighted Average Shares Outstanding                     1,085,051              1,085,051      1,085,051       1,068,037   1,071,047
                                                   ===============          =============  ============    ============ ===========






                                   COLE, INC.
                            Statements of Cash Flows
     For the Three and Nine Month Periods Ended September 30, 2001 and 2000
          and for the period from inception through September 30, 2001


                                                                                                                          For the
                                                                                                                         Period from
                                                                For the           For the       For the      For the      Inception
                                                             Three Month        Nine Month    Three Month   Nine Month    [11/03/99)
                                                            Period Ending     Period Ending Period Ending  Period Ending  through
                                                              09/30/01         09/30/01     09/30/00        09/30/00       09/30/01

Cash Flows Provided by/(Used for) Operating Activities
                                                              --------------    -------------  ----------  ----------   -----------


Net Loss                                                 $            (245)     $     (6,627)  $     (452) $   (3,847)      (14,227)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Increase in Depreciation                                           117               353          117         351           822
    Increase/(Decrease) in income taxes payable                          0                 0            0        (100)          100
    Increase/(Decrease) in amount due to shareholder                     0             1,500            0           5         1,500
    Shares issued for forgiveness of debt                                0                 0            0           0         3,505
    Decrease/(Increase) in accrued liabilities                           0                 0            0           0             0
                                                              --------------      ------------  ----------  ----------   -----------
       Net Cash Provided by/(Used for) in Operating  Activities       (128)           (4,774)        (335)     (3,591)       (8,300)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                                0                 0            0      (1,410)       (1,410)
                                                              --------------      ------------  ----------  ----------   -----------
              Net Cash Used by Investing Activities                      0                 0            0      (1,410)       (1,410)

Cash Flows Provided by Financing Activities
    Issued stock for cash                                                0                 0            0           0        10,500
                                                              --------------      ------------  ----------  ----------   -----------
              Net Cash Provided by Financing Activities                  0                 0            0           0        10,500

                Net Increase(decrease) in Cash                        (128)           (4,774)        (335)      (5,001)         790

Beginning Cash Balance                                                 917             5,564        5,530       10,196            0
                                                              --------------      ------------  ----------  ----------   -----------

Ending Cash Balance                                      $             790       $       790   $    5,195 $      5,195   $      790
                                                              ==============      ============  ==========  ==========   ===========


                                   COLE, INC.
                   Notes to the Interim Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited interim financial statements of Cole, Inc. have been prepared in accordance with generally accepted accounting principles and the rule of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for interim are not necessarily indicative of the results to be expected for the full year.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has created relationships with a limited number of clients. Furthermore, the Company continues to try to increase its client base through advertisement and by broadening the services in which it currently provides.

Results of Operations

     The Company's operations during the quarterly period ended September 30, 2001, resulted in $106 in revenues and incurred expenses of $351, stemming from costs related to sales, and also, general and administrative expenses.

Liquidity

     At September 30, 2001, the Company had total cash of $790 and total liabilities of $1,600. Management believes that its cash on hand of $790 will be sufficient to allow it to continue its operations for the next three months.


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

                            COLE, INC.



Date: 10/05/01              /S/JAMES DOOLIN
                            James Doolin, President and Director