Form 10KSB
period 2001-12-31
COLE INC
filed 2002-03-19
CIK 1103090

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2001
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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:  December 31, 2001
- 903.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2001 - $553. There are approximately 55,250 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.01 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                JANUNARY 01, 2002
                                    1,085,051

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

        AUDITOR'S "GOING CONCERN" OPINION

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended December 31, 2001, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. See the index to financial statements, part F/S of this filing.

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended December 31, 2001, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     The Company shares are traded on the OTC Bulletin Board, the symbol is COLH. The Company shares have been traded on the OTC Bulletin Board since May 24, 2001. The following quotes are through the most recent year end:

                        CLOSING BID             CLOSING ASK
                        HIGH    LOW             HIGH    LOW

MAY 24,  2001           .06     .06             .00     .00
THRU
DEC 01, 2001

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

Results of Operations.
----------------------

     At December 31, 2001, the Company's had $ 1,244 in assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended December 31, 2001, the Company had a net loss of $7,072. The Company has received $903 in revenues in the period ended December 31, 2001. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     As of December 31, 2001, the Company had cash on hand of $ 773. Management believes that these funds will be sufficient to allow it to commence advertising via mailings and through local newspapers. The Company has previosly purchased all necessary software to operate. The Company's cash on hand may be sufficient to allow it to further operations, but if necessary it may look to raise more capital; however, the Company's success in its planned business endeavors will depend entirely on its ability to attract and maintain a sufficient client base. The Company has commenced operations, but it cannot provide any assurances that it will be successful in this effort.


Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended December 31, 2001 and 2000

          Independent Auditors' Report

          Balance Sheets - December 31, 2001

          Statements of Operations for the years ended
          December 31, 2001 and 2000

          Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000

          Statements of Cash Flows for the years ended
          December 31, 2001 and 2000

          Notes to the Financial Statements

                                  COLE, INC.
                         [A Development Stage Company]

                             FINANCIAL STATEMENTS

                               December 31, 2001

                      [WITH INDEPENDENT AUDITORS' REPORT]


                                  COLE, INC.
                         [A Development Stage Company]

                              Table of Contents

                                                                        Page

Independent Auditors' Report                                             1


Balance Sheet - December 31, 2001                                        2


Statements of Stockholders' Equity/(Deficit) for the period from
Inception [November 3, 1999] through December 31, 2001                   3

Statements of Operations for the years ended December 31, 2001 and 2000, and for the period from Inception [November 3, 1999]
through December 31, 2001                                                4


Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the period from Inception [November 3, 1999]
through December 31, 2001                                                5


Notes to Financial Statements                                          6 - 8



                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
COLE, INC.
Salt Lake City, Utah

     We have audited the accompanying balance sheet of Cole, Inc. [a development stage company] as of December 31, 2001, and the related statements of stockholders' equity/(deficit), operations, and cash flows for the years ended December 31, 2001 and 2000, and for the period from inception [November 3, 1999] through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cole, Inc. as of December 31, 2001, and the results of operations and cash flows for the years ended December 31, 2001 and 2000, and for the period from inception [November 3, 1999] through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that Cole, Inc. will continue as a going concern. As discussed in Note D to the financial statements, the Company has accumulated losses and has not had significant operations since inception. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                                       /S/MANTYLA MCREYNOLDS
                                          Mantyla McReynolds
January 31, 2002
Salt Lake City, Utah

                                  COLE, INC.
                         [A Development Stage Company]
                                Balance Sheet
                               December 31, 2001


ASSETS

Current Assets:
     Cash                                              $             773
                                                       ------------------
          Total Current Assets                                       773

Property & Equipment                                               1,410
Less: Accumulated Depreciation                                      (939)
                                                                     471

TOTAL ASSETS                                           $           1,244
                                                       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
     Payable to shareholder - Note E                   $           1,500
     Accrued liabilities                                             311
     Taxes payable - Notes A & C                                     100
          Total Current Liabilities                                1,911
               Total Liabilities                                   1,911
Stockholders' Equity/(Deficit) - Notes B & E
     Common stock, $.01 par value;
       authorized 50,000,000 shares; issued
       and outstanding 1,085,051                                  10,850
     Additional paid-in capital                                    3,155
     Deficit accumulated during development stage                (14,672)
          Total Stockholders' Equity/(Deficit)                      (667)
                                                      ------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY/(DEFICIT)                                      $            1,244
                                                      ==================


                See accompanying notes to financial statements

                                  COLE, INC.
                         [A Development Stage Company]
                 Statements of Stockholders' Equity/(Deficit)
  For the period from Inception [November 3, 1999] through December 31, 2001


                                                                    Deficit
                                                                  Accumulated
                                                    Additional      During           Total
                            Number of    Common       Paid-in     Development    Stockholders'
                             Shares       Stock       Capital        Stage     Equity/(Deficit)
                           ---------- ------------ ------------ -------------- ----------------
Balance, November 3, 1999           0           $0           $0             $0               $0
Issued stock for cash,
 at par, 1,050,000 share       10,500                                                    10,500
Net loss for 1999                                                      (4,042)           (4,042)
Balance, December 31, 1999  1,050,000       10,500            0        (4,042)            6,458
Issued shares for debt,
 at $.10 35,051 hares             350        3,155                                        3,505
Net loss for 2000                                                      (3,558)           (3,558)
                           ---------- ------------ ------------ -------------- ----------------
Balance, December 31, 2000  1,085,051       10,850        3,155        (7,600)            6,405
Net loss for 2001                                                      (7,072)           (7,072)
Balance, December 31, 2001  1,085,051      $10,850       $3,155      ($14,672)            ($667)
                           ========== ============ ============ ============== ================

                   See accompanying notes to financial statements

                                     COLE, INC.
                            [A Development Stage Company]
                              Statements of Operations
                   For the years ended December 31, 2001 and 2000
   and for the Period from Inception [November 3, 1999] through December 31, 2001



                                                                             From
                                                                          Inception
                                                                          [11/3/99]
                                                                           through
                                          2001             2000            12/31/01
                                      ------------     ------------     --------------
Revenues                           $          903    $       1,142  $           2,045

General and Administrative Expenses         7,875            4,600             16,417
                                      ------------     ------------     --------------
Net Loss from Operations                   (6,972)          (3,458)           (14,372)


                                      ------------     ------------     --------------
   Net Loss Before Income Taxes            (6,972)          (3,458)           (14,372)

Provision for Income Taxes - Notes A&C        100              100                300
                                      ------------     ------------     --------------

Net Loss                           $       (7,072)   $      (3,558) $         (14,672)
                                      ============     ============     ==============

Loss Per Share                     $         (.01)   $        (.01) $            (.01)
                                      ============     ============     ==============

Weighted Average Shares Outstanding      1,085,051        1,072,314          1,076,566
                                      ============     ============     ==============






                   See accompanying notes to financial statements

                                   COLE, INC.
                          [A Development Stage Company]
                            Statements of Cash Flows
                 For the years ended December 31, 2001 and 2000
 and for the Period from Inception [November 3, 1999] through December 31, 2001



                                                                               For the
                                                                             period from
                                                                              Inception
                                                                              [11/3/99]
                                                                               through
                                                    2001          2000        12/31/01
                                                  ---------    ----------    -----------
Net Loss                                       $    (7,072) $     (3,558) $     (14,672)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                       470           469            939
    Increase in income taxes payable                     0             0            100
    Expenses paid on behalf of Company by shareholder    0             5          3,505
    Increase in accrued liabilities                    311          (138)           311
                                                  ---------    ----------    -----------
       Net Cash Provided by/(Used for) in Operating (6,291)       (3,222)        (9,817)

Cash Flows Used for Investing Activities
    Purchased property & equipment                        0       (1,410)        (1,410)
              Net Cash Used in Investing Activities       0       (1,410)        (1,410)

Cash Flows Provided by Financing Activities
    Increase in loans from shareholder                1,500             0          1,500
    Issued stock for cash                                 0             0         10,500
                                                  ---------    ----------    -----------
              Net Cash Provided by Financing          1,500             0         12,000

        Net Increase(decrease) in Cash              (4,791)       (4,632)           773

Beginning Cash Balance                                5,564       10,196              0
                                                  ---------    ----------    -----------

Ending Cash Balance                            $        773 $       5,564 $          773
                                                  =========    ==========    ===========

Supplemental Disclosure Information:
  Cash paid during the year for interest                 0             0              0
  Cash paid during the year for income taxes           100           100            200
  Issued stock to shareholder for debt                   0         3,505          3,505






                See accompanying notes to financial statements


                                  COLE, INC.
                         [A Development Stage Company]
                         Notes to Financial Statements
                               December 31, 2001

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

     The  financial  statements  of the Company have been prepared in accordance
     with  U.  S.  generally  accepted  accounting  principles.   The  following
     summarizes the more significant of such policies:

      Statement of Cash Flows

     Cash is comprised of cash on hand or on deposit in banks. The Company has $773 as of December 31, 2001.

      Property & Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line basis over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred.

      Income Taxes

     The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. (See Note C below).

      Net Loss Per Common Share

     Net loss per common share is based on the weighted average number of shares outstanding.

      Revenue Recognition

     The Company recognizes revenue when earned, which is when services are rendered to the customer.

                                 COLE, INC.
                         [A Development Stage Company]
                         Notes to Financial Statements
                               December 31, 2001


NOTE A      Summary of Significant Accounting Policies[continued]

      Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

Deferred tax assets                          Balance       Tax    Rate
------------------------------------------ ------------ --------- --------
   Federal Loss carryforward (expires through 20$14,672    $2,201   15%
   State Loss carryforward (expires through 2016)14,372       718    5%
   Valuation allowance                                    (2,919)
                                                        ---------
        Deferred tax asset                                     $0
                                                        =========

     The allowance has increased $1,409 from $1,510 as of December 31, 2000. The amount shown on the balance sheet for income taxes payable represents the annual minimum amount due to the State of Utah.

                                 COLE, INC.
                         [A Development Stage Company]
                         Notes to Financial Statements
                               December 31, 2001

NOTE D      Liquidity

     The Company has accumulated losses since inception totaling $14,672, and minimal operations through December 31, 2001. Financing for the Company's limited activities to date has been provided primarily by the issuance of stock and by advances from a stockholder(see NOTE E). The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. Management continues to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.


NOTE E      Stockholder Loan/Related Party Transactions

     A stockholder advanced legal services to the Company in the amount of $5, and $3,500 during the years ended December 31, 2000 and 1999. The Company settled the related party debt through the issuance of common stock as described in Note B.

     In March of 2001, a stockholder advanced $1,500 to the Company for the purpose of paying expenses. The balance is outstanding as of December 31, 2001, is unsecured, non-interest bearing, and is payable on demand.

     Approximately $450, or half, of the current year revenue is derived from performing services for a corporation which shares common ownership and management with the Company. If this entity were to cease to do business with the Company, there could be a material impact. As of December 31, 2001 there are no balances due to or from this company.


NOTE F      Property & Equipment

     The Company currently has one class of assets as follows:

                                       Accumulated
       Asset Class          Cost      Depreciation   Method/Life
------------------------ ----------- -------------- -------------
Software                      $1,410           $939          SL/5

     Depreciation expense was $470 and $469 for the years ended December 31, 2001 and 2000.

PAGE>

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Identification of Directors and Executive Officers.
        ---------------------------------------------------

     The following table sets forth the name of the Company's current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or prior resignation or termination. Their Date of Date of Positions Election or Termination


Name                  Held              Designation     or Resignation
----                  ----              -----------   --------------
JAMES P. DOOLIN      DIRECTOR &         NOV-02-99           *
                     PRESIDENT

SHANE E. THUESON     DIRECTOR &         NOV-02-99           *
                     VICE PRESIDENT

LUKE BRADLEY         DIRECTOR &         NOV-02-99           *
                     SECRETARY


          * These persons presently serves in the capacities indicated.
Business Experience.
--------------------
     James P. Doolin, President and a director is 25 years of age. Mr Doolin graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, finance degree. Mr. Doolin has been working as an investment consultant since 1998.

     Luke Bradley, Vice President and a director is 25 years of age. Mr. Bradley is currently attending the University of Utah, in Salt Lake City. He will be graduating in June of 2002, with a bachelor of science, finance degee. Mr. Bradley has been working for a promotional merchandising firm in Salt Lake City, Utah.

     Shane Thueson, Secretary and a director is 26 years of age. Mr. Thueson graduated from Brigham Young University, in Provo, Utah. He graduated with a bachelor of arts, history degree. Mr. Thueson is currently working with a movie production firm in Los Angeles, California.

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

                             Long Term Compensation

                       Annual Compensation Awards Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------



James P.
Doolin,      12/31/99   0     0     0      0     0     0   0
Director,    12/31/00   0     0     0      0     0     0   0
President    12/31/01   0     0     0      0     0     0   0

Shane E.
Thueson
Director,    12/31/99   0     0     0      0     0     0   0
Vice         12/31/00   0     0     0      0     0     0   0
President    12/31/01   0     0     0      0     0     0   0

Luke
Bradley,     12/31/99   0     0     0      0     0     0   0
Director,    12/31/00   0     0     0      0     0     0   0
Secretary    12/31/01   0     0     0      0     0     0   0


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended December 31, 1999, 2000 or 2001. However, if the Company decides to compensate Company's current and/or future employees it will not under any circumstances exceed the amount paid to other persons with similar experience and expertise performing similar services in the text formatting industry. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

                                       COLE, INC.



Date:03/15/02                        /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       COLE, INC.



Date:03/15/02                        /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date:03/16/02                        /S/LUKE BRADLEY
                                       Luke Bradley
                                       Secretary and Director