Form 10QSB
period 2002-03-31
COLE INC
filed 2002-05-15
CIK 1103090

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

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

                    Issuer's Telephone Number: (310) 795-0252

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

                                 March 31, 2002

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



                                   COLE, INC.
                         [A Development Stage Company]
                                 BALANCE SHEETS
                     As of March 31, 2002 December 31, 2001


                                                              03/31/02           12/31/01
                                                           -------------       ---------
                                                            [Unaudited]
                                     ASSETS

Assets

         Cash                                             $        1,433             773
         Property, Plant & Equipment                               1,410           1,410
         Less: Accumulated Depreciation                           (1,056)           (939)
                                                           -------------       ---------

         Total Assets                                     $        1,787           1,244
                                                           =============       =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accrued Liabilities                                  $           54             311
     Payable to shareholder                                        3,500           1,500
     Income Taxes Payable                                            100             100
                                                           -------------       ---------
         Total Current Liabilities                                 3,654           1,911

         Total Liabilities                                         3,654           1,911
                                                           -------------       ---------

Stockholders' Deficit:
     Common Stock, $.01 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 1,085,051 shares and
         1,085,051 respectively                                   10,850          10,850
     Paid-in Capital                                               3,155           3,155
     Accumulated Deficit                                         (15,872)        (14,672)
                                                           -------------       ---------
         Total Stockholders' Equity                               (1,867)           (667)

                                                           -------------       ---------
         Total Liabilities and Stockholders' Equity       $        1,787           1,244
                                                           =============       =========


                                   COLE, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
                    For the Three Months Ended March 31, 2002 and 2001
            and for the period from inception through March 31, 2002
                                                                                         For the
                                                                                         period from
                                                                                         Inception
                                                                                         [11/3/99]
                                                                                          through
                                                  Three Months       Three Months         3/31/02
                                                      Ended             Ended
                                                     3/31/02           3/31/01
                                                 ---------------   ---------------      -----------
                                                   [Unaudited]       [Unaudited]


Revenues                                        $            266  $            691      $     2,311
Cost of Sales                                   $              0  $              0      $         0
                                                 ---------------   ---------------      -----------
    Gross Margin                                               0               691            2,311

General and Administrative Expenses                        1,466             5,761           17,883
                                                 ---------------   ---------------      -----------

Net Income/(Loss) from Operations                         (1,200)           (5,070)         (15,572)
                                                 ---------------   ---------------      -----------

Net Income/(Loss) Before Taxes                  $         (1,200)  $        (5,070)     $   (15,572)
                                                 ===============   ===============      ===========

Income/Franchise taxes                                         0                 0              300

Net Income/ (Loss)                                        (1,200)           (5,070)         (15,872)

Income/(Loss) Per Share                         $          (0.01)  $         (0.01)     $     (0.01)
                                                 ===============   ===============      ===========

Weighted Average Shares Outstanding                    1,085,051         1,085,051        1,068,246
                                                 ===============   ===============      ===========

                                   COLE, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
         For the Three Month Month Periods Ended March 31, 2001 and 2000
            and for the period from inception through March 31, 2001
                                                                                         For the
                                                                                         period from
                                                                                         Inception
                                                                                         [11/3/99]
                                                                                         through
                                                    Three Months       Three Months       3/31/01
                                                        Ended            Ended
                                                       3/31/01          3/31/00
                                                    -------------    --------------     ------------
                                                     [Unaudited]      [Unaudited]

Cash Flows Used For Operating Activities
------------------------------------------------
  Net Loss                                         $       (1,200)   $       (5,070)     $   (15,872)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                              117               118            1,056
    Increase/(Decrease) in accounts payable                     0                 0                0
    Shares issued for forgiveness of debt                       0                 0                0
    Increase/(Decrease) in Taxes Payable                        0                 0              100
    Increase/(Decrease) in loan from shareholder                0                 0            3,505
    Increase in accrued liabilities                          (257)                0               54
                                                    -------------    --------------     ------------
      Net Cash Used For Operating Activities               (1,340)            (3,452)        (11,157)
                                                    =============    ==============     ============

Cash Flows Provided by Investing Activities
----------------------------------------------------
   Increase/(Decrease) in Property, Plant &                     0                 0          (1,410)
Equipment
      Net Cash Used for Investing Activities                    0                 0          (1,410)
                                                    =============    ==============     ============

Cash Flows Provided by Financing Activities
---------------------------------------------------
   Issued stock for cash                                        0                0            10,500
   Increase in loans from shareholder                       2,000            1,500             3,500
                                                    -------------    -------------      ------------
      Net Cash Provided by Financing Activities                 0                0            14,000


      Net Increase/(Decrease) In Cash                         660           (3,452)            1,433

      Beginning Cash Balance                                  773            5,564                 0

      Ending Cash Balance                       $           1,433 $          2,112             1,433
                                                    -------------    --------------     ------------


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

Results of Operations

     The Company's operations during the quarterly period ended March 31, 2002, resulted in $266 in revenues and incurred expenses of $1,466, stemming from costs related to sales, and also, general and administrative expenses.

Liquidity

     At March 31, 2002, the Company had total current assets of $1,433 and total liabilities of $3,654. Management believes that its cash on hand of $1,433 will be sufficient to allow it to continue its operations for the next six months.


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

                            COLE, INC.



Date: 05/15/02              /S/JAMES DOOLIN
                            James Doolin, President and Director