Form 10QSB
period 2002-06-30
COLE INC
filed 2002-08-13
CIK 1103090

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2002

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

                                 JUNE 30, 2002

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



                                   COLE, INC.
                         [A Development Stage Company]
                                 BALANCE SHEETS
  For the Period Ending June 30, 2002 and the Year Ended December 31, 2001


                                                             06/31/02           12/31/01
                                                           -------------       ---------
                                                            [Unaudited]
                                     ASSETS

Assets

         Cash                                             $          607             773
         Property, Plant & Equipment                               1,410           1,410
         Less: Accumulated Depreciation                           (1,174)           (939)
                                                           -------------       ---------

         Total Assets                                     $          843           1,244
                                                           =============       =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accrued Liabilities                                  $          108             311
     Payable to shareholder                                        3,500           1,500
     Income Taxes Payable                                            100             100
                                                           -------------       ---------
         Total Current Liabilities                                 3,708           1,911

         Total Liabilities                                         3,708           1,911
                                                           -------------       ---------

Stockholders' Deficit:
     Common Stock, $.01 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 1,085,051 shares and
         1,085,051 respectively                                   10,850          10,850
     Paid-in Capital                                               3,155           3,155
     Accumulated Deficit                                         (15,872)        (14,672)
                                                           -------------       ---------
         Total Stockholders' Equity                               (1,867)            (667)

                                                           -------------       ---------
         Total Liabilities and Stockholders' Equity       $        1,841           1,244
                                                           =============       =========




                                   COLE, INC.
                            Statements of Operations
        For the Three and Six Month Periods Ended June 30, 2002 and 2001
             and for the period from inception through June 30, 2002

                                                                                                                        For the
                                                                                                                     Period from
                                                     For the               For the          For the        For the    Inception
                                                  Three Months            Six Months     Three Months     Six Months  [11/03/99]
                                                      Ended                  Ended           Ended          Ended     through
                                                     6/30/02                6/30/01         6/30/02        06/30/01   06/30/02
                                                ---------------          ------------   ------------    ------------ -----------


Revenues                                         $              0           $        106   $        266    $        106 $     2,311
Cost of Sales                                                   0                      0              0               0           0
                                                   ---------------          -------------  ------------    ------------ -----------
  Gross Margin                                                  0                    106            266             106       2,311

General and Administrative Expenses                         1,008                  1,120          2,474           2,065      18,891
                                                   ---------------          -------------  ------------    ------------ -----------
Net Loss from Operations                                   (1,008)                (1,014)        (2,208)         (1,959)    (16,580)

                                                   ---------------          -------------  ------------    ------------ -----------
       Net Loss Before Income Taxes                        (1,008)                (1,014)        (2,208)         (1,959)    (16,580)

Provision for Income Taxes                                      0                      0              0               0         300
                                                   ---------------          -------------  ------------    ------------ -----------
Net Loss                                         $         (1,008)          $     (1,014)  $     (2,208)         (1,959)    (16,880)
                                                   ===============          =============  ============    ============ ===========

Loss Per Share                                   $           (.01)          $       (.01)  $      (0.01)   $       (.01)$      (.01)
                                                   ===============          =============  ============    ============ ===========

Weighted Average Shares Outstanding                     1,085,051              1,085,051      1,067,525       1,067,525   1,071,047
                                                   ===============          =============  ============    ============ ===========






                                   COLE, INC.
                            Statements of Cash Flows
             For the Three and Six Month Periods Ended June 30, 2002 and 2001
            and for the period from inception through June 30, 2002


                                                                                                                         For the
                                                                                                                         Period from
                                                                For the           For the       For the      For the     Inception
                                                             Three Month        Six Month    Three Month   Six Month    [11/03/99)
                                                            Period Ending     Period Ending Period Ending Period Ending  through
                                                              06/30/02         06/30/01     06/30/02       06/30/01     06/30/02

Cash Flows Provided by/(Used for) Operating Activities
                                                              --------------    -------------  ----------  ----------   -----------


Net Loss                                                 $          (1,008)     $     (1,014)  $   (2,208) $   (1,959)      (16,880)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Increase in Depreciation                                           117               117          234         117         1,173
    Increase/(Decrease) in income taxes payable                          0                 0            0        (100)          100
    Increase/(Decrease) in amount due to shareholder                     0               691            0           0         2,191
    Shares issued for expenses                                           0                 0            0           5         3,505
    Decrease/(Increase) in accrued liabilities                          54                 0          311           0             0
                                                              --------------      ------------  ----------  ----------   -----------
       Net Cash Provided by/(Used for) in Operating  Activities       (945)             (206)      (1,663)     (1,937)       (7,184)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                                0                 0            0           0        (1,410)
                                                              --------------      ------------  ----------  ----------   -----------
              Net Cash Used by Investing Activities                      0                 0            0           0        (1,410)

Cash Flows Provided by Financing Activities
    Issued stock for cash                                                0                 0            0           0        10,500
    Increase in loan from shareholder                                    0                 0        2,000       1,500         3,500
                                                              --------------      ------------  ----------  ----------   -----------
              Net Cash Provided by Financing Activities                  0                 0            0           0        10,500

                Net Increase(decrease) in Cash                        (837)             (206)         337      (1,937)       1,906

Beginning Cash Balance                                               1,433             2,112          773       7,467            0
                                                              --------------      ------------  ----------  ----------   -----------

Ending Cash Balance                                      $             607       $     1,906   $      607  $    5,530    $    1,906
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

Results of Operations

     The Company's operations during the quarterly period ended June 30, 2002, resulted in $0 in revenues and incurred expenses of $1,008, stemming from costs related to general and administrative expenses.

Liquidity

     At June 30, 2002, the Company had total current assets of $843 and total liabilities of $3,708. Management believes that its cash on hand of $607 may not be sufficient to allow it to continue its operations for the next three months and is currently seeking future funding.


PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

None; applicable

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Cole, Inc., Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:8/11/02                /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            COLE, INC.



Date: 8/11/02               /S/ JAMES DOOLIN
                            James Doolin, President and Director