Form 10QSB
period 2002-09-30
COLE INC
filed 2002-11-14
CIK 1103090

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

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

                               November 7, 2002

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



                                   COLE, INC.
                         [A Development Stage Company]
                                 BALANCE SHEETS
  For the Period Ending September 30, 2002 and the Year Ended December 31, 2001


                                                             09/30/02           12/31/01
                                                           -------------       ---------
                                                            [Unaudited]
                                     ASSETS

Assets

         Cash                                             $            9             773
         Property, Plant & Equipment                               1,410           1,410
         Less: Accumulated Depreciation                           (1,291)           (939)
                                                           -------------       ---------

         Total Assets                                     $         128            1,244
                                                           =============       =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accrued Liabilities                                  $          162             311
     Payable to shareholder                                        3,500           1,500
     Income Taxes Payable                                              0             100
                                                           -------------       ---------
         Total Current Liabilities                                 3,662           1,911

         Total Liabilities                                         3,662           1,911
                                                           -------------       ---------

Stockholders' Deficit:
     Common Stock, $.01 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 1,085,051 shares and
         1,085,051 respectively                                   10,850          10,850
     Paid-in Capital                                               3,155           3,155
     Accumulated Deficit                                         (17,539)        (14,672)
                                                           -------------       ---------
         Total Stockholders' Equity                               (3,534)            667

                                                           -------------       ---------
         Total Liabilities and Stockholders' Equity       $          128           1,244
                                                           =============       =========




                                   COLE, INC.
                            Statements of Operations
     For the Three and Nine Month Periods Ended September 30, 2002 and 2001
          and for the period from inception through September 30, 2002

                                                                                                                        For the
                                                                                                                      Period from
                                                     For the               For the          For the        For the    Inception
                                                  Three Months            Nine Months     Three Months    Nine Months  [11/03/99]
                                                      Ended                  Ended           Ended          Ended      through
                                                    09/30/02                09/30/02        09/30/01        09/30/01   09/30/02
                                                ---------------          ------------   ------------    ------------ -----------


Revenues                                         $              0           $        266   $        106    $        903 $     2,311
Cost of Sales                                                   0                      0              0               0           0
                                                   ---------------          -------------  ------------    ------------ -----------
  Gross Margin                                                  0                    266            106             903       2,311

General and Administrative Expenses                           769                  3,489            351           7,530      19,906
                                                   ---------------          -------------  ------------    ------------ -----------
Net Loss from Operations                                     (769)                (3,223)          (245)         (6,627)    (17,595)

                                                   ---------------          -------------  ------------    ------------ -----------
       Net Loss Before Income Taxes                          (769)                (3,223)          (245)         (6,627)    (17,595)

Provision for Income Taxes                                      0                      0              0               0         300
                                                   ---------------          -------------  ------------    ------------ -----------
Net Loss                                         $           (769)          $     (3,223)  $       (245)         (6,627)    (17,895)
                                                   ===============          =============  ============    ============ ===========

Loss Per Share                                   $           (.01)          $       (.01)  $      (0.01)   $       (.01)$      (.01)
                                                   ===============          =============  ============    ============ ===========

Weighted Average Shares Outstanding                     1,085,051              1,085,051      1,085,051       1,085,051   1,080,346
                                                   ===============          =============  ============    ============ ===========






                                   COLE, INC.
                            Statements of Cash Flows
     For the Three and Nine Month Periods Ended September 30, 2002 and 2001
          and for the period from inception through September 30, 2002


                                                                                                                          For the
                                                                                                                         Period from
                                                                For the           For the       For the      For the      Inception
                                                             Three Month        Nine Month    Three Month   Nine Month    [11/03/99)
                                                            Period Ending     Period Ending Period Ending  Period Ending  through
                                                              09/30/02          09/30/02      09/30/01        09/30/01      09/30/02

Cash Flows Provided by/(Used for) Operating Activities
                                                              --------------    -------------  ----------  ----------   -----------


Net Loss                                                 $            (769)     $     (3,223)  $     (245) $   (6,627)      (17,895)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Increase in Depreciation                                           117               351          117         353         1,291
    Increase/(Decrease) in income taxes payable                          0                 0            0           0           100
    Increase/(Decrease) in amount due to shareholder                    54               365            0       1,500           675
    Shares issued for forgiveness of debt                                0                 0            0           0         3,505
    Decrease/(Increase) in accrued liabilities                           0              (257)           0           0          (257)
                                                              --------------      ------------  ----------  ----------   -----------
       Net Cash Provided by/(Used for) in Operating  Activities       (598)           (2,764)        (128)     (4,774)      (12,581)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                                0                 0            0           0        (1,410)
                                                              --------------      ------------  ----------  ----------   -----------
              Net Cash Used by Investing Activities                      0                 0            0           0        (1,410)

Cash Flows Provided by Financing Activities
    Issued stock for cash                                                0                 0            0           0        10,500
    Increase in loan from shareholder                                    0             2,000            0           0         3,500
                                                              --------------      ------------  ----------  ----------   -----------
              Net Cash Provided by Financing Activities                  0                 0            0           0        14,000

                Net Increase(decrease) in Cash                        (598)             (764)        (128)      (4,774)           9

Beginning Cash Balance                                                 607               773          917        5,564            0
                                                              --------------      ------------  ----------  ----------   -----------

Ending Cash Balance                                      $               9       $         9   $      790 $        790   $        9
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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company created relationships with a limited number of clients, these relationships have ceased to generate revenue. Furthermore, the Company will continue to rebuild its business by attracting new clients. The Company has discontinued its advertising, but will start a new advertising campaign if it is successful in raising funds.

Results of Operations

     The Company's operations during the quarterly period ended September 30, 2001, resulted in $0 in revenues and incurred expenses of $769, stemming from costs related to sales, and also, general and administrative expenses.

Liquidity

     At September 30, 2002, the Company had total cash of $9 and total liabilities of $3,762. Management believes that its cash on hand of $9 will not be sufficient to allow it to continue its operations for the next three months. The Company's management will loan the Company money, not to exceed $25,000. This will give the Company sufficient funds to continue operations for the next twelve months.


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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Cole, Inc., Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:11/14/02               /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            COLE, INC.



Date: 11/14/02              /S/JAMES DOOLIN
                            James Doolin, President and Director