Form 10KSB
period 2002-12-31
COLE INC
filed 2003-03-31
CIK 1103090

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2002
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

                    Issuer's Telephone Number: (310) 795-0252

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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:  December 31, 2002
- 266.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2002 - $5,525. There are approximately 55,250 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.01 per share.

     March 27, 2003 - $5,525. There are approximately 55,250 shares of common voting stock of the Company held by non-affiliates. These computations are based upon the bid price for the common stock of the Company on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on March 27, 2003.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 27, 2003
                                    1,085,051

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

        AUDITOR'S "GOING CONCERN" OPINION

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended December 31, 2002, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. See the index to financial statements, Part F/S of this filing.

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended December 31, 2002, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     The Company shares are traded on the OTC Bulletin Board, the symbol is COLH. The Company shares have been traded on the OTC Bulletin Board since May 24, 2001. The following quotes are through the most recent year end:

                        CLOSING BID             CLOSING ASK
                        HIGH    LOW             HIGH    LOW

MAY 24,  2001           .06     .06             .00     .00
THRU
DEC 01, 2001

JAN 01,  2002           .10     .02             .00     .00
THRU
DEC 31,  2002

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

     The Company plans to provide a narrow range of services to a broad range of customers. In addition, the Company may seek to expand its operations by acquiring, joint venturing or merging with other document service providers or other types of companies in exchange for the issuance of shares of its common stock. As of the date of this Registration Statement, the Company has not entered into any agreements in this regard, and there is no assurance that the Company will be successful in entering into a transaction with any such entity.

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

Results of Operations.
----------------------

     At December 31, 2002, the Company's had $ 98 in assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended December 31, 2002, the Company had a net loss of $3,185. The Company has received $266 in revenues in the period ended December 31, 2002. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     As of December 31, 2002, the Company had cash on hand of $98. The Company's cash on hand will not be sufficient to allow it to further operations, it may look to raise more capital and will have access to additional funds through loans from the Company's president; however, the Company's success in its planned business endeavors will depend entirely on its ability to attract and maintain a sufficient client base. The Company has commenced operations, but it cannot provide any assurances that it will be successful in this effort.


Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended December 31, 2002 and 2001

          Independent Auditors' Report

          Balance Sheets - December 31, 2002

          Statements of Operations for the years ended
          December 31, 2002 and 2001

          Statements of Stockholders' Equity for the years ended December 31, 2002 and 2001

          Statements of Cash Flows for the years ended
          December 31, 2002 and 2001

          Notes to the Financial Statements

                                   COLE, INC.
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                                December 31, 2002

                       [WITH INDEPENDENT AUDITORS' REPORT]

                                   COLE, INC.
                          [A Development Stage Company]

                                Table of Contents

                                                                        Page

Independent Auditors' Report . . . .. . . . . . . . . . . . . . . . . . . 1


Balance Sheet - December 31, 2002 . . . . . . . . . . . . . . . . . . . . 2


Statements of Stockholders' Equity/(Deficit) for the period from
Inception [November 3, 1999] through December 31, 2002  . .. . . .        3

Statements of Operations for the years ended December 31, 2002 and 2001, and for the period from Inception [November 3, 1999]
through December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . 4


Statements of Cash Flows for the years ended December 31, 2002 and 2001 and for the period from Inception [November 3, 1999]
through December 31, 2002. . . . . . . . . . . . . . . . . . . . .        5


Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . 6 - 8

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Cole, Inc.
Salt Lake City, Utah

     We have audited the accompanying balance sheet of Cole, Inc. [a development stage company] as of December 31, 2002, and the related statements of stockholders' equity/(deficit), operations, and cash flows for the years ended December 31, 2002 and 2001, and for the period from inception [November 3, 1999] through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cole, Inc. as of December 31, 2002, and the results of operations and cash flows for the years ended December 31, 2002 and 2001, and for the period from inception [November 3, 1999] through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

                                                           /S/MANTYLA MCREYNOLDS
                                                              Mantyla McReynolds
March 21, 2003
Salt Lake City, Utah


                                   COLE, INC.
                          [A Development Stage Company]
                                  Balance Sheet
                                December 31, 2002


ASSETS

  Current Assets:

       Cash-Note A                                                             $                    98
                                                                               --------------------------
                                                                               --------------------------
            Total Current Assets                                                                    98

  Property & Equipment-Note F                                                                    1,410
  Less: Accumulated Depreciation                                                                (1,410)
                                                                               ---------------------------
                                                                               ---------------------------
                                                                                                     0

  TOTAL ASSETS                                                                 $                    98
                                                                               ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
  Current Liabilities:
       Payable to shareholder - Note E                                         $                 3,600
       Accrued liabilities                                                                         250
       Taxes payable - Notes A & C                                                                 100
                                                                               ---------------------------
                                                                               ---------------------------

            Total Current Liabilities                                                            3,950
                                                                               ---------------------------
                                                                               ---------------------------
                 Total Liabilities                                                               3,950

  Stockholders' Equity/(Deficit) - Notes B & E

        Common stock, $.01 par value;
         authorized 50,000,000 shares; issued
         and outstanding 1,085,051                                                              10,850
       Additional paid-in capital                                                                3,155
       Deficit accumulated during development stage                                            (17,857)
                                                                               ----------------------------
                                                                               ----------------------------

            Total Stockholders' Equity/(Deficit)                                                (3,852)
                                                                               ----------------------------
                                                                               ----------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
                                                                               $                    98
                                                                               ===========================



                                   COLE, INC.
                          [A Development Stage Company]
                  Statements of Stockholders' Equity/(Deficit)
   For the period from Inception [November 3, 1999] through December 31, 2002


                                                                                                Deficit
                                                                                              Accumulated
                                                                            Additional          During                 Total
                                           Number of        Common            Paid-in         Development          Stockholders'
                                            Shares           Stock            Capital            Stage           Equity/(Deficit)
                                        -------------- ----------------- ---------------- ------------------- ----------------------
                                        -------------- ----------------- ---------------- ------------------- ----------------------
Balance, November 3, 1999                           0                $0               $0                  $0                     $0
Issued stock for cash, at par, $.01                              10,500                                                      10,500
per share                                   1,050,000
Net loss for 1999                                                                                    (4,042)                 (4,042)
                                        -------------- ----------------- ---------------- ------------------- ----------------------
                                        -------------- ----------------- ---------------- ------------------- ----------------------
Balance, December 31, 1999                  1,050,000            10,500                0             (4,042)                  6,458
Issued shares for debt, at $.10 per            35,051               350            3,155                                      3,505
share
Net loss for 2000                                                                                    (3,558)                 (3,558)
                                        -------------- ----------------- ---------------- ------------------- ----------------------
                                        -------------- ----------------- ---------------- ------------------- ----------------------
Balance, December 31, 2000                  1,085,051            10,850            3,155             (7,600)                  6,405
Net loss for 2001                                                                                    (7,072)                 (7,072)
                                        -------------- ----------------- ---------------- ------------------- ----------------------
                                        -------------- ----------------- ---------------- ------------------- ----------------------
Balance, December 31, 2001                  1,085,051           $10,850           $3,155           ($14,672)                  ($667)
Net loss for 2002
                                                                                                     (3,185)                 (3,185)
                                        -------------- ----------------- ---------------- ------------------- ----------------------
                                        -------------- ----------------- ---------------- ------------------- ----------------------
Balance, December 31, 2002                  1,085,051           $10,850           $3,155           ($17,857)                ($3,852)
                                        ============== ================= ================ =================== ======================



                                   COLE, INC.
                          [A Development Stage Company]
                            Statements of Operations
                 For the years ended December 31, 2002 and 2001
 and for the Period from Inception [November 3, 1999] through December 31, 2002

                                                                                                    From Inception
                                                                                                   [11/3/99] through
                                                                                                       12/31/02
                                                            2002                  2001
                                                       ----------------     ------------------    --------------------
                                                       ----------------     ------------------    --------------------
Revenues                                            $            266    $                 903  $               2,311

General and Administrative Expenses                            3,304                    7,875                 19,721
                                                       ----------------     ------------------    --------------------
                                                       -----------------     ------------------   --------------------
Net Loss from Operations                                      (3,038)                  (6,972)               (17,410)
                                                       ----------------     ------------------    --------------------
                                                       -----------------     ------------------   --------------------
          Net Loss Before Income Taxes                        (3,038)                  (6,972)               (17,410)

Provision for Income Taxes - Notes A&C                           147                      100                    447
                                                       ----------------     ------------------    --------------------
                                                       ----------------     ------------------    --------------------
Net Loss                                            $         (3,185)    $             (7,072)  $            (17,857)
                                                       =================     ==================    ===================
Loss Per Share                                      $           (.01)    $              (.01)   $               (.02)
                                                       =================     ==================    ===================
                                                       ================     ===================    ===================
Weighted Average Shares Outstanding                         1,085,051              1,085,051                1,079,250


                                   COLE, INC.
                          [A Development Stage Company]
                            Statements of Cash Flows
                 For the years ended December 31, 2002 and 2001
 and for the Period from Inception [November 3, 1999] through December 31, 2002

                                                                                                             For the
                                                                                                           period from
                                                                                                            Inception
                                                                                                            [11/3/99]
                                                                                                             through
Cash Flows Provided by/(Used for) Operating Activities                      2002            2001             12/31/02
------------------------------------------------------
                                                                         -----------    -------------     ---------------
                                                                         -----------    -------------     ---------------

Net Loss                                                             $      (3,185)  $       (7,072)  $         (17,857)

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation                                                                471              470               1,410
    Increase in income taxes payable                                             0                 0                100
    Expenses paid on behalf of Company by shareholder                             0                0               3,505
    Increase(decrease) in accrued liabilities                                  (61)              311                 250
                                                                         -----------    -------------     ---------------
                                                                         -----------    -------------     ---------------
       Net Cash used in Operating  Activities                               (2,775)           (6,291)            (12,592)

Cash Flows Used for Investing Activities
    Purchased property & equipment                                                0                0              (1,410)
                                                                         -----------    -------------     ---------------
                                                                         -----------    -------------     ---------------
              Net Cash Used in Investing Activities                               0                0              (1,410)

Cash Flows Provided by Financing Activities
    Increase in loans from shareholder                                        2,100            1,500               3,600
    Issued stock for cash                                                         0                0              10,500
                                                                         -----------    -------------     ---------------
                                                                         -----------    -------------     ---------------
              Net Cash Provided by Financing Activities                       2,100            1,500              14,100

                  Net Increase(decrease) in Cash                               (675)          (4,791)                 98

Beginning Cash Balance                                                          773            5,564                  0
                                                                         -----------    -------------     ---------------
                                                                         -----------    -------------     ---------------
Ending Cash Balance                                                  $           98  $           773  $               98
                                                                         ===========    =============     ===============
                                                                         ===========    =============     ===============

Supplemental Disclosure Information:
  Cash paid during the year for interest                                         0                 0                  0
  Cash paid during the year for income taxes                                   147               100                347
  Issued stock to shareholder for debt                                           0                 0              3,505


                                   COLE, INC.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2002

NOTE A   Summary of Significant Accounting Policies

              Company Background

               The Company incorporated under the laws of the State of Utah on November 3, 1999. The Company was organized to engage in any lawful activity for which corporations may be organized under the Utah Revised Business Corporation Act. Cole, Inc., is in the development stage and is commencing its planned principal operations, which are essentially to advertise and offer formatting and EDGAR(R) filing services for public companies.

               The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

              Statement of Cash Flows

               Cash is comprised of cash on hand or on deposit in banks. The Company has $98 as of December 31, 2002.

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

NOTE A   Summary of Significant Accounting Policies[continued]
         ------------------------------------------

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

Deferred tax assets                                               Balance           Tax      Rate
------------------------------------------------------------- ----------------- ------------ -----------
------------------------------------------------------------- ----------------- ------------ -----------
  Federal Loss carryforward (expires through 2021)                    $17,857       $2,679     15%

  State Loss carryforward (expires through 2016)                       17,457          873      5%
  Valuation allowance                                                               (3,552)
                                                                                  ------------
                                                                                  ------------

                        Deferred tax asset                                              $0
                                                                                  ============


               The allowance has increased $633 from $2,919 as of December 31, 2001. The amount shown on the balance sheet for income taxes payable represents the annual minimum amount due to the State of Utah.


NOTE D   Liquidity

               The Company  has  accumulated  losses  since  inception  totaling
               $17,857,  and  minimal  operations  through  December  31,  2002.
               Financing for the Company's  limited  activities to date has been provided  primarily by the issuance of stock and by advances from a  stockholder(see  NOTE E). The  Company's  ability to achieve a
               level  of  profitable   operations  and/or  additional  financing
               impacts the  Company's  ability to  continue  as it is  presently organized.  Management continues to develop its planned principal operations.  Should  management be  unsuccessful in its operating activities, the Company may experience material adverse effects.


NOTE E   Stockholder Loan/Related Party Transactions

               A stockholder advanced legal services to the Company in the amount of $5, and $3,500 during the years ended December 31, 2000 and 1999. The Company settled the related party debt through the issuance of common stock as described in Note B.

               In March of 2001and 2002 and December 2002, a stockholder advanced $1,500, $2,000 and $100, respectively to the Company for the purpose of paying expenses. This balance is outstanding as of December 31, 2002, is unsecured, non-interest bearing, and is payable on demand.

               All of the current year revenue and approximately $450 of revenue in 2001 was derived from performing services for a corporation which shares common ownership and management with the Company. If this entity were to cease to do business with the Company, there could be a material impact. As of December 31, 2002 there are no balances due to or from this company.


NOTE F        Property & Equipment

               The Company currently has one class of assets as follows:
                                                          Accumulated
             Asset Class                   Cost           Depreciation         Method/Life
------------------------------------ --------------- -------------------- -----------------
------------------------------------ --------------- -------------------- -----------------

Software                                     $1,410               $1,410              SL/3

               Depreciation  expense  was  $471 and  $470  for the  years  ended
               December 31, 2002 and 2001, respectively.

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

Business Experience.
--------------------

     James P. Doolin, President and a director is 26 years of age. Mr Doolin graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, finance degree. Mr. Doolin received his masters in business administration from the Graziadio School of Business Managment at Pepperdine University. Mr. Doolin has been working as an investment consultant since 1998.

     Luke Bradley, Vice President and a director is 26 years of age. Mr. Bradley graduated in June of 2002, with a bachelor of science, finance degee from the University of Utah. Mr. Bradley has been working for a promotional merchandising firm in Salt Lake City, Utah for more than three years.

     Shane Thueson, Secretary and a director is 27 years of age. Mr. Thueson graduated from Brigham Young University, in Provo, Utah. He graduated with a bachelor of arts, history degree. Mr. Thueson is currently self-employed as a free-lance writer.

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

                             Long Term Compensation

                       Annual Compensation Awards Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------



James P.
Doolin,      12/31/00   0     0     0      0     0     0   0
Director,    12/31/01   0     0     0      0     0     0   0
President    12/31/02   0     0     0      0     0     0   0

Shane E.
Thueson
Director,    12/31/00   0     0     0      0     0     0   0
Vice         12/31/01   0     0     0      0     0     0   0
President    12/31/02   0     0     0      0     0     0   0

Luke
Bradley,     12/31/00   0     0     0      0     0     0   0
Director,    12/31/01   0     0     0      0     0     0   0
Secretary    12/31/02   0     0     0      0     0     0   0


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended December 31, 2000, 2001 or 2002. However, if the Company decides to compensate Company's current and/or future employees it will not under any circumstances exceed the amount paid to other persons with similar experience and expertise performing similar services in the text formatting industry. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------
None, not applicable;

Item 14. Controls and Procedures
         -----------------------

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this annual report. Based on his evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

     (b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COLE, INC.



Date:3/30/03                            /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       COLE, INC.



Date:3/30/03                           /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date:3/30/03                           /S/LUKE BRADLEY
                                       Luke Bradley
                                       Secretary and Director

                           CERTIFICATION PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, James Doolin, Chief Executive Officer of Cole, Inc., certify that:

     1. I have  reviewed  this  Quarterly  Report on Form  10-KSB of Cole, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:3/30/03                                  /S/ James Doolin
                                               ---------------------------
                                               James Doolin
                                               Chief Executive Officer

                           CERTIFICATION PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James Doolin, Chief Financial Officer of Cole, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Cole, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:3/30/03                                  /S/  James Doolin
                                               ---------------------
                                               James Doolin
                                               Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBARNES OXLEY ACT OF 2002


     In connection with the Annual Report of Cole, Inc.(the "Registrant") on Form 10-KSB for the year ending November 30, 2002, as filed with the Securities and Exchange Commision on the date hereof(the "Annual Report"), I, James Doolin, Chief Executive Officer, and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Annual Report fully complies with the requirments of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Annual Report fairly represents, in all material respects, the financial condition and result of operations of the Registrant.


Dated:3/30/03                                  /S/  James Doolin
                                               ---------------------
                                               James Doolin
                                               Chief Executive Officer
                                               Chief Financial Officer