Form 10QSB
period 2003-03-31
COLE INC
filed 2003-05-14
CIK 1103090

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2003

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

                                 March 31, 2003

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



                                   COLE, INC.
                         [A Development Stage Company]
                                 BALANCE SHEETS
                     As of March 31, 2003 December 31, 2002


                                                              03/31/03           12/31/02
                                                           -------------       ---------
                                                            [Unaudited]
                                     ASSETS

Assets

         Cash                                             $        1,519              98
         Property, Plant & Equipment                               1,410           1,410
         Less: Accumulated Depreciation                           (1,410)         (1,410)
                                                           -------------       ---------

         Total Assets                                     $        1,519              98
                                                           =============       =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accrued Liabilities                                  $          250             250
     Payable to shareholder                                        5,100           3,600
     Income Taxes Payable                                            100             100
                                                           -------------       ---------
         Total Current Liabilities                                 5,450           3,950

         Total Liabilities                                         5,450           3,950
                                                           -------------       ---------

Stockholders' Deficit:
     Common Stock, $.01 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 1,085,051 shares and
         1,085,051 respectively                                   10,850          10,850
     Paid-in Capital                                               3,155           3,155
     Accumulated Deficit                                         (17,936)        (17,857)
                                                           -------------       ---------
         Total Stockholders' Equity                               (3,931)         (3,852)

                                                           -------------       ---------
         Total Liabilities and Stockholders' Equity       $        1,519              98
                                                           =============       =========


                                   COLE, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
                    For the Three Months Ended March 31, 2003 and 2002
            and for the period from inception through March 31, 2003
                                                                                         For the
                                                                                         period from
                                                                                         Inception
                                                                                         [11/3/99]
                                                                                          through
                                                  Three Months       Three Months         3/31/03
                                                      Ended             Ended
                                                     3/31/03           3/31/02
                                                 ---------------   ---------------      -----------
                                                   [Unaudited]       [Unaudited]


Revenues                                        $              0  $            266      $     2,311
Cost of Sales                                   $              0  $              0      $         0
                                                 ---------------   ---------------      -----------
    Gross Margin                                               0               266            2,311

General and Administrative Expenses                           79             1,466           19,800
                                                 ---------------   ---------------      -----------

Net Income/(Loss) from Operations                            (79)           (1,200)         (17,489)
                                                 ---------------   ---------------      -----------

Net Income/(Loss) Before Taxes                  $            (79)  $        (1,200)     $   (17,489)
                                                 ===============   ===============      ===========

Income/Franchise taxes                                         0                 0              447

Net Income/ (Loss)                                           (79)           (1,200)         (17,936)

Income/(Loss) Per Share                         $          (0.01)  $         (0.01)     $     (0.02)
                                                 ===============   ===============      ===========

Weighted Average Shares Outstanding                    1,085,051         1,085,051        1,079,945
                                                 ===============   ===============      ===========

                                   COLE, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
         For the Three Month Month Periods Ended March 31, 2003 and 2002
            and for the period from inception through March 31, 2003
                                                                                         For the
                                                                                         period from
                                                                                         Inception
                                                                                         [11/3/99]
                                                                                         through
                                                    Three Months       Three Months       3/31/03
                                                        Ended            Ended
                                                       3/31/03          3/31/02
                                                    -------------    --------------     ------------
                                                     [Unaudited]      [Unaudited]

Cash Flows Used For Operating Activities
------------------------------------------------
  Net Loss                                         $          (79)   $       (1,200)     $   (17,936)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                0               117            1,410
    Increase/(Decrease) in accounts payable                     0                 0                0
    Shares issued for forgiveness of debt                       0                 0                0
    Increase/(Decrease) in Taxes Payable                        0                 0              200
    Increase/(Decrease) in loan from shareholder                0                 0            3,505
    Increase in accrued liabilities                             0              (257)             250
                                                    -------------    --------------     ------------
      Net Cash Used For Operating Activities                    0            (1,340)         (12,671)
                                                    =============    ==============     ============

Cash Flows Provided by Investing Activities
----------------------------------------------------
   Increase/(Decrease) in Property, Plant &                     0                 0          (1,410)
Equipment
      Net Cash Used for Investing Activities                    0                 0          (1,410)
                                                    =============    ==============     ============

Cash Flows Provided by Financing Activities
---------------------------------------------------
   Issued stock for cash                                        0                0            10,500
   Increase in loans from shareholder                       1,500            2,000             5,000
                                                    -------------    -------------      ------------
      Net Cash Provided by Financing Activities                 0                0            15,500


      Net Increase/(Decrease) In Cash                       1,421              660             1,519

      Beginning Cash Balance                                   98              773                 0

      Ending Cash Balance                       $           1,519 $          1,433             1,519
                                                    -------------    --------------     ------------


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

Results of Operations

     The Company's operations during the quarterly period ended March 31, 2000, resulted in $0 in revenue and incurred expenses of $79, stemming from costs related to sales, and also, general and administrative expenses.

Liquidity

     At March 31, 2003, the Company had total current assets of $1,519 and total liabilities of $5,450. Management believes that its cash on hand of $1,519 will be sufficient to allow it to continue its operations for the next six months.

Item 3.Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Cole, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 05/13/03              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer

                                  CERTIFICATION

I, James Doolin, certify that:

     1. I have  reviewed  this  quarterly  report on Form  10-QSB of Cole, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  05/13/03                 /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            COLE, INC.



Date: 05/13/03              /S/ JAMES DOOLIN
                            James Doolin, President and Director