Form 10QSB
period 2003-09-30
COLE INC
filed 2003-10-09
CIK 1103090

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

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


                            1223 Wilshire Blvd. #912
                         Santa Monica, California 90403
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (310)795-0252

                       4848 South Highland Drive Box #140
                           Salt Lake City, Utah 84117
          (Former Name or Former Address, if changed since last Report)


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



                                   COLE, INC.
                         [A Development Stage Company]
                                 BALANCE SHEETS
  For the Period Ending September 30, 2003 and the Year Ended December 31, 2002


                                                             09/30/03           12/31/02
                                                           -------------       ---------
                                                            [Unaudited]
                                     ASSETS

Assets

         Cash                                             $        1,044              98
         Property, Plant & Equipment                               1,410           1,410
         Less: Accumulated Depreciation                           (1,410)         (1,410)
                                                           -------------       ---------

         Total Assets                                     $        1,044              98
                                                           =============       =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accrued Liabilities                                  $          250             250
     Payable to shareholder                                        6,100           3,600
     Income Taxes Payable                                            100             100
                                                           -------------       ---------
         Total Current Liabilities                                 6,450           3,950

         Total Liabilities                                         6,450           3,950
                                                           -------------       ---------

Stockholders' Deficit:
     Common Stock, $.01 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 1,085,051 shares and
         1,085,051 respectively                                   10,850          10,850
     Paid-in Capital                                               3,155           3,155
     Accumulated Deficit                                         (19,411)        (17,857)
                                                           -------------       ---------
         Total Stockholders' Equity                               (5,406)         (3,852)

                                                           -------------       ---------
         Total Liabilities and Stockholders' Equity       $        1,044              98
                                                           =============       =========




                                   COLE, INC.
                            Statements of Operations
     For the Three and Nine Month Periods Ended September 30, 2003 and 2002
          and for the period from inception through September 30, 2003

                                                                                                                        For the
                                                                                                                      Period from
                                                     For the               For the          For the        For the    Inception
                                                  Three Months            Nine Months     Three Months    Nine Months  [11/03/99]
                                                      Ended                  Ended           Ended          Ended      through
                                                    09/30/03                09/30/03        09/30/02        09/30/02   09/30/03
                                                ---------------          ------------   ------------    ------------ -----------


Revenues                                         $            107           $        107   $          0    $        266 $     2,418
Cost of Sales                                                   0                      0              0               0           0
                                                   ---------------          -------------  ------------    ------------ -----------
  Gross Margin                                                107                    107              0             266       2,418

General and Administrative Expenses                         1,223                  1,661            769           3,489      21,382
                                                   ---------------          -------------  ------------    ------------ -----------
Net Loss from Operations                                   (1,116)                (1,554)          (769)         (3,223)    (18,964)

                                                   ---------------          -------------  ------------    ------------ -----------
       Net Loss Before Income Taxes                        (1,116)                (1,554)          (769)         (3,223)    (18,964)

Provision for Income Taxes                                      0                      0              0               0         447
                                                   ---------------          -------------  ------------    ------------ -----------
Net Loss                                         $         (1,116)          $     (1,554)  $       (769)         (3,223)    (19,411)
                                                   ===============          =============  ============    ============ ===========

Loss Per Share                                   $           (.01)          $       (.01)  $      (0.01)   $       (.01)$      (.02)
                                                   ===============          =============  ============    ============ ===========

Weighted Average Shares Outstanding                     1,085,051              1,085,051      1,085,051       1,085,051   1,080,688
                                                   ===============          =============  ============    ============ ===========






                                   COLE, INC.
                            Statements of Cash Flows
     For the Three and Nine Month Periods Ended September 30, 2003 and 2002
          and for the period from inception through September 30, 2003


                                                                                                                          For the
                                                                                                                         Period from
                                                                For the           For the       For the      For the      Inception
                                                             Three Month        Nine Month    Three Month   Nine Month    [11/03/99)
                                                            Period Ending     Period Ending Period Ending  Period Ending  through
                                                              09/30/03          09/30/03      09/30/02        09/30/02      09/30/03

Cash Flows Provided by/(Used for) Operating Activities
                                                              --------------    -------------  ----------  ----------   -----------


Net Loss                                                 $          (1,116)     $     (1,554)  $     (769) $   (3,223)      (19,411)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Increase in Depreciation                                             0                 0          117         351         1,410
    Increase/(Decrease) in income taxes payable                          0                 0            0           0           200
    Increase/(Decrease) in amount due to shareholder                     0                 0           54         365         3,505
    Decrease/(Increase) in accrued liabilities                           0                 0            0        (257)          250
                                                              --------------      ------------  ----------  ----------   -----------
       Net Cash Provided by/(Used for) in Operating  Activities     (1,116)           (1,554)        (598)     (2,764)      (14,046)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                                0                 0            0           0        (1,410)
                                                              --------------      ------------  ----------  ----------   -----------
              Net Cash Used by Investing Activities                      0                 0            0           0        (1,410)

Cash Flows Provided by Financing Activities
    Issued stock for cash                                                0                 0            0           0        10,500
    Increase in loan from shareholder                                1,000             2,500            0       2,000         6,000
                                                              --------------      ------------  ----------  ----------   -----------
              Net Cash Provided by Financing Activities                  0                 0            0           0        16,500

                Net Increase(decrease) in Cash                        (116)              946         (598)       (764)        1,044

Beginning Cash Balance                                               1,160                98          607         773             0
                                                              --------------      ------------  ----------  ----------   -----------

Ending Cash Balance                                      $           1,044       $     1,044   $        9 $         9    $    1,044
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

Liquidity

     At September 30, 2003, the Company had total cash of $1,044 and total liabilities of $6,450. Management believes that its cash on hand of $1,044 will be sufficient to allow it to continue its operations for the next three months. If necessary, the Company's management will borrow funds to the Company in an amount not to exceed $25,000, which will give the Company sufficient funds to continue operations for the next twelve months.


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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Cole, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 10/02/03              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer

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


Date:  10/02/03                 /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            COLE, INC.



Date: 10/02/03              /S/ JAMES DOOLIN
                            James Doolin, President and Director