Form 10KSB
period 2003-12-31
REFLECT SCIENTIFIC INC
filed 2004-04-12
CIK 1103090

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the calender year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                     Commission File No.  001-08397

                          REFLECT SCIENTIFIC, INC.
                          ------------------------
          (Name of Small Business Issuer in its Charter)


             UTAH                                      87-0642556
             ----                                      ----------
  (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
 incorporation or organization)

                                                       970 Terra Bella Avenue
                     Mountain View, California, 94043
                     --------------------------------
                  (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (650) 960-0300

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

                     Common Stock, $0.01 par value
                     ------------------------------

         Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---     ---                   ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State Issuer's revenues for its most recent calender year: December 31, 2003: $1,928,663.

         The aggregate market value of the common equity of our Company (comprised only of common stock) held by non-affiliates, based upon the average bid and asked prices of the common stock of our Company on March 15, 2004 ($.18 per share), as reported by the OTC Bulletin Board, was approximately $949,815, based upon an ownership of 5,276,750 shares.

         Our Company has not been involved in any bankruptcy proceedings.

         The number of shares of our Company's common equity outstanding as of March 15, 2004, was 24,000,000 shares of common stock.

         A description of "Documents Incorporated by Reference" is contained in the Exhibit Index, Part III, Item 13, of this Annual Report.

         Transitional Small Business Disclosure Format: Yes X   No
                                                           ---    ---

                                     PART I

Item 1.  Description of Business.

Business Development.
---------------------

     General.
     --------

          Reflect Scientific, Inc., a Utah corporation (the "Company," "we," "our," "us" and words of similar import), was organized under the laws of the State of Utah on November 3, 1999, under the name "Cole, Inc.," for the primary purpose of offering formatting and EDGAR filing services for companies and individuals that desired to submit electronic filings to the Securities and Exchange Commission. These business operations were minimal, and were not deemed to be material.

     Material Developments During Calender 2003.
     -------------------------------------------

          The Board of Directors and certain holders of our Company's common stock who owned a majority of the outstanding voting securities (54.8%) have voted to amended Article IV of our Articles of Incorporation to increase the authorized capital to $550,000 divided into 55,000,000 shares of $0.01 par value stock, divided into two classes, 50,000,000 shares of common stock and 5,000,000 shares of preferred stock, and to add new Article XI to the Articles of Incorporation to provide that the Board of Directors can change our name without shareholder approval to a name that reflects the industry or business in which our Company's business operations are conducted or to a name that will promote or conform to any principal product, technology or other asset of our Company that the Board of Directors, in its sole discretion, deems appropriate. See our Company's Definitive Information Statement that was filed with the Securities and Exchange Commission on August 25, 2003, and which is incorporated by reference herein. See Part III, Item 13.

          Effective as of December 31, 2003, our Company, Reflect Scientific, Inc., a California corporation ("Reflect California"), and all of the stockholders of Reflect California (the "Reflect California Stockholders"), executed an Agreement and Plan of Reorganization (the "Reflect California Agreement"), whereby we agreed to acquire 100% of the outstanding shares of common stock of Reflect California in exchange for an aggregate of 22,914,949 shares of common stock of our Company. The combination of these entities was treated as a "reverse" reorganization for accounting purposes, and Reflect California became a wholly-owned subsidiary of our Company on closing. For additional information, see our Company's 8-K dated December 31, 2003, filed with the Securities and Exchange Commission on January 15, 2004, and which is incorporated by reference herein. See Part III, Item 13.

          Following the closing of the Reflect California Agreement, we amended our Articles of Incorporation to change our name to "Reflect Scientific, Inc." A copy of the Articles of Amendment was attached to our Company's Form 8-K Current Report dated December 31, 2003. See Part III, Item 13.

     Material Developments Prior to Calender 2003.
     ---------------------------------------------

          For a discussion of the material developments of our Company prior to December 31, 2002, see our 10-KSB Annual Report for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003, and which incorporated herein by reference. See Part III, Item 13.

Business.
---------

          Our Company, through Reflect California, is engaged in the manufacture and distribution of unique laboratory consumables" and "disposables" such as filtration and purification products, customized sample handling vials, electronic wiring assemblies, high temperature silicone, graphite and Vespel/graphite sealing components for use by Original Equipment Manufacturers (OEM) in the chemical analysis industries primarily in the field of gas/liquid chromatography. Kim Boyce, our Company's current President and sole Director, founded our Company in Mountain View, California, in 1993, to provide these products to customer specification and in specialized packaging direct to high volume OEM clients.

          Chromatography, which is a laboratory technique for separating a mixture of compounds into its individual components and is the most prevalent chemical analysis technique in the world. Many of the products from our Company are related directly to this analytical technique. Our Company holds an excellent niche share of an immense global market and has maintained a positive growth profile since inception.

          We boast a product line of over 1,000 items that includes gas ultra purification filters, molecular sieves and various scientific items necessary to most chemistry laboratories in the world. Several first tier corporations in the global market place are the primary buyers of our filters, which are manufactured internally and delivered to our OEM customer base. It is this customer-focused system, incorporating tailor-made products to the customer's specification, that has developed a solid customer base. Our Company established access to so many local leading companies that utilize our existing products and present our Company with a unique opportunity for growth.

          Our existing manufacturing locations in Union City, California, and Ogden, Utah, produce the glass vial caps, silicone liners, laser filtration products, gas chromatography filtration products, high pressure liquid chromatography products various ferrules and high temperature septa products.

          Our Company's OEM Strategy is to manufacture products as defined by the buyers and to nameplate these products with the name of the buyers as if our Company were an in-house R & D company manufacturing specifically for a parent has proved to be immediately successful in creating a niche market. By producing precisely what OEM's require in such critical areas as gas purifiers, our Company is not under pressure to create our own catalogue or to compete against any other producer of similar "consumables" directly since our work is within the scientific confines of the buyers' companies and often carries the nameplate of the buyers. It was and remains the belief of Mr. Boyce as CEO that this unique sales program, direct to the scientific markets for semiconductor fabrication, bio-technology and chemical analysis will yield an ever increasing income stream if developed carefully over the next 10 to 20.

     Chromatography, Generally.
     --------------------------

          Chromatography is a widely used method to separate, detect and quantify organic chemicals. The procedure relies upon capillary action as the separating mechanism. There are several types of chromatography, including liquid and gaseous applications. We are active in all of the sub-markets of chromatography.

     Gas Chromatography.
     -------------------

          Gas Chromatography is a method for separating the components of a solution and measuring their relative quantities. It is a useful technique for chemicals that do not decompose at high temperatures and when a very small quantity of a sample (micrograms) is available.

          In gas chromatography, a sample is rapidly heated and vaporized at the injection port of the instrument. The sample is transported through the column by a mobile phase consisting of an inert gas. Sample components are separated based on their boiling points and relative affinity for the stationary phase, which is most often viscous liquid within the column. The higher a components affinity for the stationary phase, the slower it traverses the length of the separation column. The components are detected and represented as peaks on a chromatogram. Gas chromatographs are routinely found in all petrochemical, pharmaceutical and environmental laboratories, to name just a few (generally all wet chemistry laboratories will have a chromatograph instrument).

Sources and Availability of Raw Materials.
------------------------------------------

          Sources and availability of key mateials and intermediates continue to remain stable. Where supply is considered a critical success factor for our business, we have certified vendors in place.

Dependence One or More Customers.
---------------------------------

          Three of our customers represent approximately 80% of our revenues. Our relationships with these customers are strong and have been stable for many years.

Competitive Conditions.
-----------------------

          In recent years, including our calendar year ended December 31, 2003, there has been no erosion in our business due to changes in competition. We continue to enjoy a strong niche market that remains somewhat insulated from main stream competition.

Patents and Trademarks.
-----------------------

          We do not have any patents or trademarks, and to the best of our knowledge, none of our products infringe on any other's patents or trademarks. We are not making or selling any products under any third party licensing agreements.

Growth Plan.
------------

          Outlined below are the key elements of our Company's current plans to (i) expand our existing business and (ii) create and position a transformed business in the biotech and other high growth industries.

Expand into Biotech Analytical/Instrumentation and Medical
Diagnostics Equipment.
----------------------

          We have an established position as a supplier of analytical equipment to scientific communities across a broad range of industries, which already includes the biotech sector.

          Biotech companies rely heavily on their ability to collect and rapidly analyze high volumes of samples and to develop key tests for genes and proteins. In many cases, equipment that is presently available from suppliers is inadequate. This has created a need for custom manufacturing of analytical and diagnostic tools to support efforts in the Genome, Proteome and Genetic Engineering fields. These fields are becoming well established and many pharmaceutical companies are securing positions with key biotech companies as the outlook for protein based "personalized" drug therapies grows closer. Several potential acquisitions of small companies (engaged in the fabrication of related analytical equipment) have been identified that would allow us to build a stronger presence in the biotech markets.

Biotech Technology Acquisitions/Licensing.
------------------------------------------

          Once established in this field as a service provider, we can develop alliances and identify additional areas of opportunity. Several consultants have been contacted and identified as individuals who could provide us with excellent insight. This, coupled with our own presence, should provide a firm basis upon which a technology portfolio can be built. There has been a wealth of intellectual property developed in the biotech area by universities, government institutions and others, all of which are available for licensing. Individual pieces of technology, while not enabling on their own, can in aggregate create a technology platform that will provide the proper foundation to transform us into a leading edge company with high market value added. The plan is preferred against trying to acquire an existing biotech company, which (even if available) would come at extremely high multiples. Our goal is to create intrinsic value. Hiring expertise to build this core competency, although a critical issue, is not anticipated to be difficult. Universities are graduating numerous students trained in "molecular biology" and experienced individuals are usually keen to "participate" in a new business opportunity.

Laboratory Automation/Leveraging Skills in Robotics.
----------------------------------------------------

          Biotech and pharmaceutical companies have a pressing need for higher productivity research. The pharmaceutical industry has a drug problem - they can't find enough new ones. Traditional methods of drug discovery are becoming ineffective, cost too much and produce too little. Re-tooling is needed to enable companies to screen thousands of potential drug molecules per day. Other industries are also in need of improved ways of zeroing in on high growth products and technologies, i.e., chemical, aerospace, transportation, telecommunication and information technology sectors. Personalized medicines are expected to prevail and in order for pharmaceutical companies to be successful in the future, they must have the ability to understand the genome and the proteome and pick the right targets by understanding molecular medicine. The above issues have resulted in a key requirement for "high throughput screening" - faster ways in which to conduct experimentation, gather, analyze and manage data. Biotech companies and other industry sectors conducting new product research will find it difficult to compete without improvements in productivity. Robotics are necessary tools to support future research.

Research and Development.
-------------------------

          In 2002, we expended $12,063 for research and development. From January 1, 2003, to December 31, 2003, we expended $18,807 for research and development.

Employees.
----------

          Our Company employs eight full time employees and two part time employees.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

     Small Business Issuer.
     ----------------------

          The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. Our Company is deemed to be a "small business issuer."

          The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for small business issuers to have access to the public capital markets.

     Sarbanes-Oxley Act.
     -------------------

          On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect our Company. For example:

          * Our chief executive officer and chief financial officer must now certify the accuracy of all of the periodic reports that contain financial statements;

          * Our periodic reports must disclose the conclusions about the effectiveness of the disclosure controls and procedures; and

          * We may not make any loan to any director or executive officer, and we may not materially modify any existing loans.

          The Sarbanes-Oxley Act has required us to review the current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. Our Company will continue to monitor compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

    Penny Stock.
     ------------

          Our Company's common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

          *     with a price of less than five dollars per share;

          *     that are not traded on a "recognized" national exchange;

          * whose prices are not quoted on the NASDAQ automated quotation system; or

          * in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

          Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of the shares.

          Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

          * get information about the investor's financial situation, investment experience and investment goals;

          * reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

          * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

          * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor' financial situation, investment experience and investment goals.

          Compliance with these requirements may make it harder for the Company's stockholders to resell their shares.

     Reporting Obligations.
     ----------------------

          Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide the stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our Company's stockholders.

          Our Company is also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Governmental Approvals.
-----------------------

          No products presently being manufactured or sold are subject to prior governmental approvals.

Item 2.  Description of Property.

Facilities.
-----------

          Ogden, Utah - This facility is a manufacturing and office facility with 2,552 square feet of space; our Company rents this facility on a month to month basis at $1,688 per month.

          Union City, California - This facility is also a manufacturing and office facility with 3,936 square feet of space; our Company leases this facility at $2,947 per month with the lease term expiring June 31, 2004.

          Mountain View, California - This facility is office space only with 1,870 square feet of space; our Company leases this facility at $1,717 per month with the lease term expiring June 31, 2005.

Item 3.  Legal Proceedings.

         There are no material legal proceedings pending against or involving our Company; and none of its directors, executive officers or 10% stockholders is party to any action adverse to our Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On July 29, 2003, the Board of Directors and certain holders of our Company's common stock who owned a majority of the outstanding voting securities (54.8%) voted to amended Article IV to increase the authorized capital to $550,000 divided into 55,000,000 shares of $0.01 par value stock, divided into two classes, 50,000,000 shares of common stock and 5,000,000 shares of preferred stock, and to add new Article XI to the Articles of Incorporation to provide that the Board of Directors can change the name of our Company without shareholder approval to a name that reflects the industry or business in which our Company's business operations are conducted or to a name that will promote or conform to any principal product, technology or other asset of our Company that the Board of Directors, in its sole discretion, deems appropriate.

          For a detailed discussion of these matters, see our Company's Definitive Information Statement filed with the Securities and Exchange Commission on August 25, 2003. See Item 13, Part III.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The common stock of our Company is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD")under the symbol "COLH." Our Company intends to seek a new symbol in the near future that reflects its new name.

Market Prices and Bid Information for Common Stock.
---------------------------------------------------

         The following table sets forth, for the periods indicated, the high and low bid information for our Company's common stock on the OTC Bulletin Board for the two years ended December 31, 2003:

          Calender             Quarterly
           Year               Period                   High              Low
          ------             ---------                 ----              ---

          2003:            First Quarter              $0.10             $0.10
                           Second Quarter              0.11              0.10
                           Third Quarter               0.11              0.11
                           Fourth Quarter              0.11              0.11

          2002:            First Quarter              $0.10             $0.02
                           Second Quarter              0.10              0.02
                           Third Quarter               0.10              0.02
                           Fourth Quarter              0.10              0.02

         The high and low bid information respecting the quotations of our Company's common stock on the OTC Bulletin Board was provided by the National Quotations Bureau, LLC, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Holders.
     --------

          The number of record holders of our Company's common stock as of March 15, 2004, was approximately 42; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

     Dividends.
     ----------

          Our Company has not declared any cash dividends with respect to the common stock, and does not intend to declare dividends in the foreseeable future. The present intention of management is to utilize all available funds for the development of our Company's business. There are no material restrictions limiting, or that are likely to limit, our Company's ability to pay dividends on the common stock.

     Recent Sales of Restricted Securities.
     --------------------------------------

     Common Stock.
     -------------

     The only "restricted securities" issued by our Company during the past three years were issued pursuant to the "Reflect California Agreement." See the heading "Business Development" of Part I, Item 1. The following indicates the number of shares of Reflect California common stock exchanged for shares of common stock of our Company.

                             Number of Shares         Number of Shares of
                                Owned of                 Cole to be
Name and Address                Reflect             Received in Exchange
----------------                -------             --------------------

Kim Boyce                     8,171             18,723,250
970 Terra Bella Avenue
Mountain View, CA  94043

Michael Dancy                    43.6              100,000
Suite 205
455 East 500 South Street
Salt Lake City, Utah 84111

Diversified Instruments, LLC    733.8            1,681,500
528 14th Avenue
Salt Lake City, Utah 84103

David Nelson                     43.6              100,000
Suite 200
455 East 500 South Street
Salt Lake City, Utah 84111

SCS, Inc.                     1,008              2,310,199
Suite 200
455 East 500 South Street
Salt Lake City, Utah 84111
                              ------            ----------
Totals:                       10,000            22,914,949

Item 6.  Management's Discussion and Analysis or Plan of Operation

     Plan of Operations.
     -------------------

     For the next 12 months, we see:

     (1) A continued expansion of our core business through the development and commercialization of new products, that have already been identified, to meet existing market opportunities. This will be supported by an ongoing effort to create strategic marketing alliances that are targeted towards increasing net present value by optimizing cost and speed to market. Seven new products are currently pending commercialization.

     (2) The continuation of a complementary growth initiative, through strategic acquisitions, to improve our position with respect to tools, technologies and intellectual property as well as providing a near term increase in earnings. Four related programs are currently in progress.

     (3) As part of an ongoing management process, our fund raising efforts and support for the above initiatives will be continuously reviewed and prioritized to ensure that returns are commensurate with levels of investment.

     Also see the heading "Growth Plan" of the heading "Business" of Part I,
Item 1.

     Results of Operations.
     ----------------------

          Our revenues increased during the year ended December 31, 2003, to $1,928,663, from $1,810,528 for the year ended December 31, 2002, primarily as a result of a general improvement in sales across most product lines, due to improving market conditions and an increase in sales of laboratory glassware.

          Our cost of goods increased in the period ending December 31, 2003 as compared to December 31, 2002 to $1,213,889 from $1,078,721. The difference was partly as a result of a write off of obsolete inventory. The percentage on gross margins for the two years was essentially unchanged.

          General and administrative expenses increased to $231,122 during the year ended December 31, 2003, from $182,154 during the year ended December 31, 2002. This increase was due to the addition of one full time employee to assist in the development and introduction of new products as an investment in the future.

     Liquidity and Capital Resources.
     --------------------------------

          Our cash resources at December 31, 2003, were $99,924, with accounts receivable of $232,464. We have relied on revenues and lines of credit for our cash resources. At December 31, 2003, we had utilized $269,011 of our $400,000 line of credit. These funds should be adequate for the next 12 months for continuing operations; however, plans for expansion will require additional capital of between $500,000 and $750,000.

     Forward-Looking Statements.
     ---------------------------

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or oral statements that are "forward- looking," including statements contained in this Annual Report and other filings with the Securities and Exchange Commission and in reports to our Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company's control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

         Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company's access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

         This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 7.  Financial Statements.

             REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
                       (FORMERLY COLE INC.)

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003

                         C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . . .  3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . .  4

Consolidated Statements of Operations. . . . . . . . . . . . .  6

Consolidated Statements of Shareholder's Equity. . . . . . . .  7

Consolidated Statements of Cash Flows. . . . . . . . . . . . .  8

Notes to the Consolidated Financial Statements . . . . . . . .  9

INDEPENDENT AUDITORS' REPORT


To the Shareholders of
Reflect Scientific, Inc. and Subsidiary
(Formerly Cole, Inc.)
Mountain View, California

We have audited the accompanying consolidated balance sheet of Reflect Scientific, Inc. and Subsidiary, as of December 31, 2003, and the related consolidated statements of operations, shareholder's equity and cash flows for the years ended December 31, 2003, and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on the audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reflect Scientific, Inc. and Subsidiary, as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003, and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 22, 2004

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
                      (Formerly Cole, Inc.)
                    Consolidated Balance Sheet


                              ASSETS

                                                   December 31,
                                                       2003
CURRENT ASSETS

     Cash                                          $    99,924
     Accounts receivable (Note 2)                      232,464
     Inventory, net (Note 4)                           210,447
     Prepaid assets                                        800
                                                   -----------
          Total Current Assets                         543,635
                                                   -----------
FIXED ASSETS, NET (Note 3)                              21,923
                                                   -----------
OTHER ASSETS

     Deposits                                            5,350
     Capitalized loan costs (Note 2)                     6,125
                                                   -----------
          Total Other Assets                            11,475
                                                   -----------
          TOTAL ASSETS                             $   577,033
                                                   ===========


The accompanying notes are an integral part of these consolidated financial statements.

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
                      (Formerly Cole, Inc.)
              Consolidated Balance Sheet (Continued)


               LIABILITIES AND SHAREHOLDER'S EQUITY

                                                     December 31,
                                                         2003
CURRENT LIABILITIES

     Accounts payable                                $  199,374
     Accrued expenses                                    15,180
                                                     ----------
          Total Current Liabilities                     214,554
                                                     ----------
NON-CURRENT LIABILITIES                                       -

     Long term line of credit (Note 5)                  269,011
                                                     ----------
          Total Non-Current Liabilities                 269,011
                                                     ----------
               Total Liabilities                        483,565
                                                     ----------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDER'S EQUITY

     Common stock, $0.01 par value, authorized
      50,000,000 shares; 24,000,000 shares issued
     and outstanding                                    240,000
     Additional paid in capital (Deficit)              (210,841)
     Retained earnings                                   64,309
                                                     ----------
          Total Shareholder's Equity                     93,468
                                                     ----------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY $  577,033
                                                     ==========

The accompanying notes are an integral part of these consolidated financial statements.

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
                      (Formerly Cole, Inc.)
              Consolidated Statements of Operations


                                        For the Years Ended
                                           December 31,
                                        2003           2002
REVENUES                               $1,928,663     $1,810,528

COST OF GOODS SOLD                      1,213,889      1,078,721
                                       ----------     ----------
GROSS PROFIT                              714,774        731,807
                                       ----------     ----------
OPERATING EXPENSES

     Salaries and wages                   336,899        288,405
     Payroll taxes                         27,695         23,801
     Rent expense                          75,701         74,718
     General and administrative           231,122        182,154
                                       ----------     ----------
          Total Operating Expenses        671,417        569,078
                                       ----------     ----------
OPERATING INCOME                           43,357        162,729
                                       ----------     ----------
OTHER INCOME (EXPENSES)

     Other Income                          30,000              -
     Interest expense                     (14,685)       (21,711)
                                       ----------     ----------
          Total Other Income (Expenses)    15,315        (21,711)
                                       ----------     ----------
INCOME BEFORE INCOME TAX EXPENSE           58,672        141,018
                                       ----------     ----------
     Income tax expense                         -              -
                                       ----------     ----------
NET INCOME                             $   58,672     $  141,018
                                       ==========     ==========
EARNINGS PER SHARE                     $     0.00     $     0.01
                                       ==========     ==========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                          22,917,922     22,914,949
                                       ----------     ----------

The accompanying notes are an integral part of these consolidated financial statements.

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
                      (Formerly Cole, Inc.)
         Consolidated Statements of Shareholder's Equity


                                                     Additional
                                   Common Stock       Paid-in    Retained
                               Shares       Amount    Capital    Earnings
Balance, December 31, 2001   22,914,249   $  10,000  $      -   $  83,619

Dividend                              -           -         -     (63,000)

Net income for the year
ended December  31, 2002              -           -         -     141,018
                             ----------   ---------  --------    --------
Balance, December 31, 2002   22,914,949      10,000         -     161,637

Dividend                              -           -         -   (156,000)

Contributed Capital                   -           -    26,950           -

Recapitalization  (Note 1)    1,085,051     230,000  (237,791)          -

Net income for the year
ended December 31, 2003               -           -         -      58,672
                             ----------   ---------  --------   ---------
Balance, December 31, 2003   24,000,000   $ 240,000 $(210,841)  $  64,309
                             ==========   =========  ========   =========

The accompanying notes are an integral part of these consolidated financial statements.

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
                      (Formerly Cole, Inc.)
              Consolidated Statements of Cash Flows


                                           For the Years Ended
                                              December 31,
                                               2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                              $ 58,672    $  141,018
     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
          Depreciation                          2,368           753
          Amortization of capitalized
          loan costs                              700         2,358
     Changes in operating assets and
     liabilities:
          (Increase) decrease in accounts
          receivable                          (59,564)       48,355
          (Increase) decrease in prepaid
          expenses                              6,125        (6,124)
          (Increase) decrease in net
          inventory                            35,474       (66,014)
          Decrease in deposits                      -         1,884
          Increase (Decrease) in accounts
          payable and accrued liabilities      71,135       (48,104)
                                             --------     ---------
               Net Cash Provided by
               Operating Activities           114,909        74,126
                                            ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of fixed assets                       -        (5,283)
                                            ---------     ---------
               Net Cash Used by
               Investing Activities                 -        (5,283)
                                            ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from short term lines of
     credit                                         -            25
     Payments on short term lines of credit  (103,049)       (6,883)
     Payments on notes payable                      -       (47,054)
     Capitalized loan costs                         -        (7,000)
     Proceeds from long term line of credit   101,470       108,664
     Capital contribution                      26,950             -
     Dividends paid                          (156,000)      (63,000)
                                            ---------     ---------
               Net Cash Used by
               Financing Activities          (130,629)      (15,248)
                                            ---------     ---------
NET INCREASE (DECREASE) IN CASH               (15,720)       53,595

CASH AT BEGINNING OF YEAR                     115,644        62,049
                                            ---------     ---------
CASH AT END OF YEAR                         $  99,924     $ 115,644
                                            =========     =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Cash Paid For:

     Interest                               $  14,685     $  18,502
     Income taxes                           $       -     $       -

The accompanying notes are an integral part of these consolidated financial statements.

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
                      (Formerly Cole, Inc.)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

     Cole, Inc. (the Company) was incorporated under the laws of the State of Utah on November 3, 1999. The Company was organized to engage in any lawful activity for which corporations may be organized under the Utah Revised Business Corporation Act. On December 30, 2003 the Company changed its name to Reflect Scientific, Inc.

     Reflect Scientific, Inc. a California Corporation, was incorporated on June 14, 1993, under the laws of California to engage in the manufacture of test kits for use in scientific studies.

     On December 30, 2003, pursuant to an agreement and plan of reorganization, the Company completed a reverse merger with the shareholders of Reflect Scientific, Inc. in which it acquired 100% of Reflect Scientific, Inc., a California Company in exchange for 22,914,949 common shares of the Company. The terms of the acquisition are detailed in an 8-K filing dated December 31, 2003. Under the terms of the agreement, the President of Reflect Scientific, Inc. became the President of the Company and was elected to the Board of Directors, the acquisition was accounted for as a recapitalization of Reflect Scientific, Inc. because the members of Reflect Scientific, Inc. controlled the Company after the acquisition. Reflect Scientific, Inc. was treated as the acquiring entity for accounting purposes and Cole, Inc. was the surviving entity for legal purposes. There was no adjustment to the carrying values of the assets or liabilities of Reflect Scientific, Inc. and no goodwill was recorded. The operations for the year ended December 31, 2003 and 2002 are those of Reflect Scientific, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Accounting Method

     The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

     b.  Revenue Recognition

     The Company recognizes revenues as required by Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". Revenue is only recognized on product sales once the product has been shipped to the customers (FOB Origin), and all other obligations have been met.

     c.  Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
                      (Formerly Cole, Inc.)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d. Accounts Receivable

     The Company writes off trade receivables when deemed uncollectable. $11,038 and $-0- were deemed to be uncollectable during the years ended December 31, 2003, and 2002, respectively. The allowance for doubtful accounts balance at December 31, 2003 was $11,038.

     e. Inventory

     Inventories are stated at the lower of cost or market value based upon the First-In First-Out (FIFO) inventory method. The Company's inventory primarily consists of parts for scientific vial kits.

     f. Capitalized Loan Costs

     Capitalized loan costs are related to the origination and maintenance of a note payable that has been fully extinguished as of December 31, 2002, and a new line of credit established in 2001. These capitalized costs are being amortized on a straight line basis over the term of the related debt. Amortization expense related to these costs was $700 and $2,358 in 2003, and 2002, respectively.

     g. Advertising Expense

     The Company follows the policy of charging the costs of advertising to expense as incurred. The Company recognized $3,036 and $5,542 of advertising expense during the years ended December 31, 2003, and 2002, respectively.

     h. Newly Issued Accounting Pronouncements

     During the year ended December 31, 2003, the Company adopted the following accounting pronouncements:

     SFAS No. 143 -- In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for calender years beginning after
     June 15, 2002.   The adoption of SFAS No. 143 did not have a material
     effect on the financial statements of the Company.

     SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
                      (Formerly Cole, Inc.)
 . . . . .Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     h. Newly Issued Accounting Pronouncements (Continued)

     However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate,
     Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

     SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

     SFAS No. 147 -- In October 2002, the Financial Accounting Standards Board FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
                      (Formerly Cole, Inc.)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     h. Newly Issued Accounting Pronouncements (Continued)be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

     SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for calender years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

     SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

     SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

     FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
     Indebtedness of Others   an Interpretation of FASB Statements No. 5, 57
     and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
                      (Formerly Cole, Inc.)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     h. Newly Issued Accounting Pronouncements (Continued)

     Interpretation No. 45 did not have a material effect on the financial statements of the Company.

     FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first calender year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

     During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, 'Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

     I.   Basic Earnings Per Share

     The computation of earnings per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

                                                  For the Years Ended
                                                 December 31,
                                                        2003           2002

          Net Income (Numerator)                  $   58,672     $  141,018
          Shares (denominator)                    22,917,922     22,914,949

          Per share amount                        $     0.00     $     0.01

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
                      (Formerly Cole, Inc.)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     I.   Basic Earnings Per Share (Continued)

     As of December 31, 2003 and 2002 the Company had no outstanding common stock equivalents, as such the diluted earnings per share and basic earnings per share are the same.

     j.   Shipping and Handling Fees and Costs

     The Company records all shipping and handling cost in cost of goods sold.

     k.   Income Taxes

     The following income tax information relates to Cole, Inc., the surviving entity for tax purposes in the reverse acquisition described in Note 1. Prior to the reverse acquisition, Reflect Scientific was a Subchapter S corporation. All income and expenses were passed through to the Company's shareholder, who was taxed at the individual level based upon his pro rata shares of the Company's net earnings.

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

                                               2003           2002
          Deferred tax assets:
          NOL Carryover                  $     -           $ 2,679

          Deferred tax liabilities:            -                 -

          Valuation allowance                  -            (2,679)
                                         -------           -------
          Net deferred tax asset         $     -           $     -
                                         =======           =======

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
                      (Formerly Cole, Inc.)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     k.   Income Taxes (Continued)

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                       2003           2002

          Book income              $    -         $(1,245)
          Other                         -            (180)
          Valuation allowance           -           1,425
                                   ------         -------
                                   $    -         $     -
                                   ======         =======

     At December 31, 2003, the Company had net operating loss carryforwards of $0.

     At December 31, 2003, the Company had net operating loss carryforwards of approximately $22,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

l.   Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiary, which is wholly owned. All material intercompany accounts and transactions are eliminated in consolidation.

NOTE 3 - FIXED ASSETS

     Fixed assets are stated at cost. Expenditure for minor repairs, maintenance, and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred. All major additions and improvements are capitalized. Depreciation is computed using the straight-line method. The lives over which the fixed assets are depreciated range from 5 to 7 years. Fixed assets and related depreciation for the period are as follows:

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
                      (Formerly Cole, Inc.)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002


NOTE 3 - FIXED ASSETS

                                       December 31, 2003

     Machinery and equipment                 $     2,592
     Furniture and fixtures                       25,215
     Computer and office equipment                57,064
     Leasehold improvements                       23,671
     Accumulated depreciation                    (86,619)
                                             -----------
          Total Fixed Assets                 $    21,923
                                             ===========

     Depreciation expense for the years ended December 31, 2003, and 2002, was $2,368 and $723, respectively.

NOTE 4 - INVENTORIES

     Inventory consisted of the following at December 31, 2003:

                                        December 31,
                                               2003
                                        ------------

     Raw materials                      $    151,971
     Work in process                           8,121
     Finished goods                          105,441
     Allowance                               (55,086)
                                        ------------
          Total Fixed Assets            $    210,447
                                        ============

NOTE 5 -  NOTES PAYABLE AND LINES OF CREDIT

     Long term lines of credit consisted of the following at December 31, 2003:

     Line of Credit with a maximum amount of $400,000,
      interest at a variable rate tied to prime (currently 4.25%), interest-only payments due monthly until maturity at
      September 9, 2011, guaranteed by major shareholder    $    269,011
                                                            ============

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
                      (Formerly Cole, Inc.)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 5 -  NOTES PAYABLE AND LINES OF CREDIT (Continued)

     The future maturities of all the line of credit is presented below:

               Year Ending
                December 31,            Amount

               2003                   $      -
               2004                          -
               2005                          -
               2006                          -
               2007                          -
               Thereafter              269,011
                                      --------
               Total                  $269,011
                                      ========

NOTE 6 -  COMMITMENTS AND CONTINGENCIES

     Operating Lease Obligations

     The Company leases its office and warehouse space under non-cancelable lease agreements accounted for as operating leases. The Company also leases several automobiles under similar non-cancelable lease agreements, which are also accounted for as operating leases.

     Minimum rental payments under the non-cancelable operating leases are as follows:

          Years ending
          December 31,        Amount

                 2004         $    45,903
                 2005              12,019
                 2006                   -
                 2007                   -
                 2008                   -
                              -----------
          Total               $    57,922
                              ===========

     Rent expense was $75,701 and $74,718 for the years ended December 31, 2003, and 2002, respectively.

     Automobile lease expense was $10,375 and $12,953 for the years ended December 31, 2003, and 2002, respectively.

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
                      (Formerly Cole, Inc.)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 7 -  CONCENTRATIONS OF RISK

     Cash in Excess of Federally Insured Amount

     The Company currently maintains a cash balance at a single financial institution in excess of the federally insured maximum of $100,000.

     Revenues and Accounts Receivable

     The Company has three significant customers that account for $1,664,659 and $1,525,421 or 86% and 84%, of sales for the years ended December 31, 2003, and 2002, respectively. These same three customers also account for $202,094 and $141,984, or 83% and 82%, of the total accounts receivable balance at December 31, 2003, and 2002, respectively.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

          On January 13, 2004, upon approval of our Company's sole director, we appointed HJ Associates & Consultants LLP as our Company's independent auditors and dismissed Mantyla, McReynolds.

          For a detailed discussion of this change, see our Company's 8-K Current Report dated December 31, 2003, filed with the Securities and Exchange Commission January 15, 2004. See Part III, Item 13.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Directors and Executive Officers of the Company.
         ------------------------------------------------

         The following table sets forth certain information concerning the directors and executive officers of our Company.

Officer/
Director
Name             Age     Position                                       Since
----             ---     --------                                     --------

Kim Boyce         49     President and Sole Director                  12/31/03

Pamela Boyce      50     Secretary                                    12/31/03


     Family Relationships.
     ---------------------

          Pamela Boyce is the wife of Kim Boyce, our Company's sole director. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors.

     Audit Committee Financial Expert.
     ---------------------------------

          Our Company does not have an audit committee or an audit committee financial expert. Our Company does not believe, based upon its present operations, that the failure to have such a committee or expert is material to the financial statements of our Company.

     Resumes of Directors and Executive Officers.
     --------------------------------------------

          The principal occupations of the executive officers and directors named above for at least the past five years are as follows:

          Kim Boyce. Mr. Boyce is the founder of Reflect California and serves as President, Chief Executive Officer and Chairman of the Board of Directors of our Company. Mr. Boyce has 31 years of experience in manufacturing; sales, distribution and management of scientific products related companies in the chemical analysis, semiconductor fabrication and optics industries. His responsibilities have included serving as a Western Regional Sales Manager, OEM Special Accounts Manager, Plant Operations Manager and various other senior management positions within California's renowned Silicon Valley. In addition to his noteworthy experience in high growth companies, Mr. Boyce brings unparalleled leadership skills and profound understanding of startup entity management. Mr. Boyce attended West Valley College in Santa Clara, California and DeAnza College in San Jose, California.

          Pamela Boyce. Mrs. Boyce has been the Purchasing/ Business Manager for Reflect California for the past five years. She has been involved in procurement, inventory control, payroll and the manufacturing aspects of the Mountain View, California, Union City, California and Ogden, Utah business locations. She has served as secretary of Reflect California since 2000. She has 20 years of business and management experience. Her responsibilities have included purchasing, payroll, accounting and she has been involved with district and in-house audit teams for a worldwide retail chain. She was also the co-founder of a regional aviation company. Mrs. Boyce attended Fresno City College in Fresno, California.

     Section 16(a) Beneficial Reporting Compliance.
     ----------------------------------------------

          Section 16(a) of the Exchange Act requires that our Company's executive officers and directors, and persons who beneficially own more than 10% of our Company's Common Stock, file initial reports of stock ownership and reports of changes in stock ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% owners are required by applicable regulations to furnish our Company with copies of all Section 16(a) forms that they file.

          Based solely on a review of the copies of such forms furnished to our Company or written representations from certain persons, our Company believes that during our calender year ended December 31, 2003, all filing requirements applicable to our officers, directors and ten-percent were met by such persons.

          Code of Ethics.
          ---------------

          Our Company has adopted a Code of Ethics that applies to all of the Company's directors and executive officers serving in any capacity for the Company, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, which Code of Ethics is attached hereto in Part III, Item 13, as Exhibit 14.

Item 10. Executive Compensation.

         Compensation of Executive Officers.
         -----------------------------------

          The following table sets forth information concerning all cash compensation paid by our Company for services in all capacities to our Company's Principal Executive Officer during the two-year period ended December 31, 2003. Our Company has no other officers whose total cash compensation exceeded $100,000 for the year. Our Company has no plans that will require our Company to contribute to or to provide pension, retirement or similar benefits to directors or officers of our Company.

                           Summary Compensation Table

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)    )   (d)   (e)   (f)   (g)   (h)    (I)

                                              Secur-
                                              ities        All
Name and        Year or               Other  Rest- Under- LTIP  Other
Principal       Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position        Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
----------------------------------------------------------------------
Kim Boyce      12/31/03 $87,698   0     0     0     0      0     0
               12/31/02 $76,579   0     0     0     0      0     0

Pamela Boyce   12/31/03 $52,611   0     0     0     0      0     0
               12/31/02 $43,314   0     0     0     0      0     0

     Options Grants in Last Calender Year.
     -----------------------------------

          Our Company granted no options or warrants during the calendar years ended December 31, 2003 and 2002.

     Compensation of Directors.
     --------------------------

          There are no standard arrangements pursuant to which our Company's directors are compensated for any services provided as director. No additional amounts are payable to our Company's directors for committee participation or special assignments.

     Termination of Employment and Change of Control Arrangement.
     ------------------------------------------------------------

          There are no employment contracts, compensatory plans or arrangements, including payments to be received from our Company, with respect to any director or executive officer of our Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with our Company, any change in control of our Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth the share holdings of those persons who own more than five percent of our Company's common stock as of the date of March 15, 2004:


                 Name and Address of         Amount and Nature of   Percent
Class            Beneficial Owner            Beneficial Ownership   of Class
-----            ----------------            --------------------   --------
Common           Diversified Instruments       1,681,500(1)           7.0%
                 LLC
                 528 14th Avenue
                 Salt Lake City, Utah 84103

Common           SCS, Inc.                     2,310,199(2)           9.6%
                 455 East 500 South #200
                 Salt lake City, Utah 84111

     Security Ownership of Management.
     ---------------------------------

          The following table sets forth the share holdings of our Company's directors and executive officers as of March 15, 2004:

                           Percentage                Number
Name and Address           of Class            of Shares Beneficially Owned
----------------           --------            ----------------------------

Kim Boyce                 President and        18,723,250          78.0%
                          Sole Director

Pamela Boyce              Secretary                -0-              0.0%

All Directors and
Executive Officers
as a group (two persons)                      18,723,250          78.0%

Item 12.  Certain Relationships and Related Transactions.

Transactions with Management and Others.
----------------------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to our Company to own of record or beneficially more than five percent of our Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to our Company to own of record or beneficially more than five percent of our Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to our Company to own of record or beneficially more than five percent of our Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

         None; however Kim Boyce may be deemed to be our Company's "Parent" by virtue of his substantial shareholdings in our Company.


Transactions with Promoters.
----------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13.  Exhibits and Reports on Form 8-K

          (a) The following Exhibits are attached hereto or incorporated herein by reference as indicated in the table below:

Exhibit                                                 Location if other
No.           Title of Document                         than attached hereto
---           -----------------                         --------------------
14            Code of Ethics

21            Subsidiaries of the Company

31.1          302 Certification

31.2          302 Certification

32            906 Certification

8-K Current Report dated December 31, 2003, filed with the Securities and Exchange Commission on January 15, 2004.

8-K/A Current Report dated December 31, 2003, filed with the Securities and Exchange Commission on January 22, 2004.

14 C Definitive Information Statement dated July 29, 2003, filed with the Securities and Exchange Commission on August 25, 2003.
------------------

          (b) Our Company did file a Current Report on Form 8-K dated December 31, 2003, and filed with the Securities and Exchange Commission on January 15, 2004.

Item 14.  Controls and Procedures

          As of December 31, 2003, an evaluation was performed by the Company's management, including the CEO and one of its vice-presidents, of the effectiveness of the design and operation of our Company's disclosure controls and procedures. Based on that evaluation, our Company's management concluded that our Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in our Company's internal controls or in other factors that could significantly affect internal controls subsequent to that date.

          Our Company's auditors have noted that one employee is responsible for maintaining accounting records. This employee also signs checks and is responsible for reconciling bank account records; only one signature is required on the checks. Our Company's auditors have recommended that an independent person be responsible for reviewing the monthly bank statements and reconciliations, and that this concern could be satisfied by having an employee outside of the accounting functions or an accounting firm perform this function. Management intends to implement this recommendation.

Item 15. Principal Accountant Fees and Services.

     Audit Fees.
     -----------

          During the calender year ended December 31, 2003, audit expenses were $1,692, and paid to Mantyla,McReynolds, CPA; and during the calender year ended December 31, 2002, audit expenses were $1,459, to be paid to H.J. & Associates LLC.

     Audit Related Fees.
     -------------------

          During the calender year ended December 31, 2003, audit related fees were $850, and paid to Mantyla, McReynolds, CPA; and during the calender year ended December 31, 2002, audit expenses were $770, to be paid to H.J. & Associates LLC.

     Tax Fees.
     ---------

          During the calender year ended December 31, 2003, tax related fees were $175, and paid to Mantyla, McReynolds, CPA; and during the calender year ended December 31, 2002, tax related fees were $135, to be paid to H.J. & Associates LLC.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REFLECT SCIENTIFIC, INC.

Date: 04/12/04                            /s/ KIM BOYCE
                                          ------------------------------------
                                          Kim Boyce, President


Date: 04/12/04                            /s/ PAMELA BOYCE
                                          ------------------------------------
                                          Pamela Boyce, Secretary