Form 10QSB
period 2004-03-31
REFLECT SCIENTIFIC INC
filed 2004-05-17
CIK 1103090

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------

                     Commission File No.  000-31377

                          REFLECT SCIENTIFIC, INC.
                          ------------------------
          (Name of Small Business Issuer in its Charter)


             UTAH                                      87-0642556
             ----                                      ----------
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

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               March 31, 2004

                                24,000,000
                                ----------

                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.
-------------------------------

          The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                    REFLECT SCIENTIFIC, INC.
                      (FORMERLY COLE, INC.)

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 2004 and December 31, 2003

                    REFLECT SCIENTIFIC, INC.
                      (FORMERLY COLE, INC.)
                   Consolidated Balance Sheets

                              ASSETS

                                               March 31,        December 31,
                                                2004                2003
                                             (Unaudited)
CURRENT ASSETS

     Cash                                     $    17,800      $    99,924
     Accounts receivable, net                     283,017          232,464
     Inventory, net                               239,375          210,446
     Prepaid expenses                                 800              800
                                              -----------      -----------
          Total Current Assets                    540,992          543,634
                                              -----------      -----------
FIXED ASSETS (NET)                                 21,431           21,923
                                              -----------      -----------
OTHER ASSETS

     Deposits                                       5,350            5,350
     Capitalized loan costs, net                    5,950            6,125
                                              -----------      -----------
          Total Other Assets                       11,300           11,475
                                              -----------      -----------
          TOTAL ASSETS                        $   573,723      $   577,032
                                              ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
                      (FORMERLY COLE, INC.)
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND SHAREHOLDERS' EQUITY

                                               March 31,        December 31,
                                                2004                2003
                                             (Unaudited)
CURRENT LIABILITIES

     Accounts payable                         $    178,196     $    199,375
     Accrued expenses                               12,496           15,179
                                              ------------     ------------
          Total Current Liabilities                190,692          214,554
                                              ------------     ------------
NON-CURRENT LIABILITIES

     Long term line of credit                      268,986          269,011
                                              ------------     ------------
          Total Non-Current Liabilities            268,986          269,011
                                              ------------     ------------
          Total Liabilities                        459,678          483,565
                                              ------------     ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

     Common stock, $0.01 par value, authorized
     50,000,000 shares; 24,000,000 shares
     issued and outstanding                        240,000          240,000
     Additional paid-in capital (deficit)         (188,319)        (210,841)
     Retained earnings                              62,364           64,308
                                             -------------     ------------
          Total Shareholders' Equity               114,045           93,467
                                             -------------     ------------
          TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                             $     573,723     $    577,032
                                             =============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
                      (FORMERLY COLE, INC.)
              Consolidated Statements of Operations
                           (Unaudited)


                                        For the Three Months Ended
                                                March 31,
                                          2004                2003
REVENUES                                $    500,051     $  493,355

COST OF GOODS SOLD                           311,123        276,074
                                        ------------     ----------
GROSS PROFIT                                 188,928        217,281
                                        ------------     ----------
OPERATING EXPENSES

     Salaries and wages                       89,334         76,922
     Payroll taxes                             8,792          6,983
     Rent expense                             19,059         12,542
     General and
      administrative expense                  70,530         64,642
                                        ------------     ----------
          Total Operating Expenses           187,715        161,089
                                        ------------     ----------
OPERATING INCOME                               1,213         56,192
                                        ------------     ----------
OTHER EXPENSES

     Miscellaneous expenses                     (301)          (268)
     Interest expense                         (2,856)        (4,633)
                                        ------------     ----------
          Total Other Expenses                (3,157)        (4,901)
                                        ------------     ----------
NET INCOME (LOSS)                       $     (1,944)    $   51,291
                                        ============     ==========
EARNINGS (LOSS) PER SHARE               $      (0.00)    $     0.00
                                        ============     ==========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                             24,000,000     22,914,949
                                        ============     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
                      (FORMERLY COLE, INC.)
         Consolidated Statements of Shareholders' Equity

                                                         Additional
                                     Common Stock         Paid-in    Retained
                                  Shares        Amount    Capital    Earnings
Balance, December 31, 2001         22,914,949 $ 10,000   $      -  $   83,619

Dividend                                    -        -          -     (63,000)

Net income for the year ended
  December  31, 2002                        -        -          -     141,018
                                   ---------- --------   --------  ----------
Balance, December 31, 2002         22,914,949   10,000          -     161,637

Dividend                                    -        -          -    (156,000)

Contributed Capital                         -        -     26,950           -

Recapitalization  (Note 2)          1,085,051  230,000   (237,791)          -

Net income for the year ended
  December 31, 2003                         -        -          -      58,671
                                   ---------- --------  ---------  ----------
Balance, December 31, 2003         24,000,000  240,000   (210,841)     64,308

Contributed capital (unaudited)             -        -     22,522           -

Net loss for the three months
  ended March 31, 2004 (unaudited)          -        -          -      (1,944)
                                   ---------- --------  ---------  ----------
Balances, March 31, 2004
  (unaudited)                      24,000,000 $240,000  $(188,319) $   62,364
                                   ========== ========  =========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
                      (FORMERLY COLE, INC.)
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                        For the Three Months Ended
                                                March 31,
                                          2004                2003
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                    $    (1,944)    $    51,291
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
          Depreciation                            492             591
          Amortization of capitalized loan
          costs                                   175             175
     Changes in operating assets and
     liabilities:
          (Increase) in accounts
          receivable                          (50,554)        (73,370)
          (Increase) in inventory             (28,928)        (42,313)
          Increase (decrease) in accounts
          payable and accrued expenses        (23,862)         52,799
                                           ----------     -----------
               Net Cash Used by Operating
               Activities                    (104,621)        (10,827)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of fixed assets                      -               -
                                           ----------     -----------
               Net Cash Used by Investing
               Activities                           -               -
                                           ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Payments on short term lines of credit         -        (103,049)
     Change in long term line of credit           (25)        101,524
     Contributed capital                       22,522               -
                                           ----------     -----------
               Net Cash (Used) Provided by
               Financing Activities            22,497          (1,525)
                                           ----------     -----------
NET DECREASE IN CASH                          (82,124)        (12,352)

CASH AT BEGINNING OF PERIOD                    99,924         115,644
                                           ----------     -----------
CASH AT END OF PERIOD                      $   17,800     $   103,292
                                           ==========     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Cash Paid For:

          Interest                         $    1,879     $         -
          Income taxes                     $        -     $         -

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
                      (FORMERLY COLE, INC.)
          Notes to the Consolidated Financial Statements
               March 31, 2004 and December 31, 2003


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 financial statements. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 -  ACQUISITION OF REFLECT SCIENTIFIC

     On December 30, 2003, pursuant to an agreement and plan of reorganization, the Company completed a reverse merger with the shareholder of Reflect Scientific, Inc. in which it acquired 100% of Reflect Scientific, Inc., a California Company in exchange for 22,914,949 common shares of the Company. The terms of the acquisition are detailed in an 8-K filing dated December 31, 2003. Under the terms of the agreement, the President of Reflect Scientific, Inc. became the President of the Company and was elected to the Board of Directors, the acquisition was accounted for as a recapitalization of Reflect Scientific, Inc. because the members of Reflect Scientific, Inc. controlled the Company after the acquisition. Reflect Scientific, Inc. was treated as the acquiring entity for accounting purposes and Cole, Inc. was the surviving entity for legal purposes. There was no adjustment to the carrying values of the assets or liabilities of Reflect Scientific, Inc. and no goodwill was recorded.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

          Our revenues increased during the quarter ended March 31, 2004, to $500,051, from $493,355 for the quarter ended March 31, 2003, primarily as a result of a general improvement in sales across several new product lines and improving market conditions.

          Our cost of goods increased in the period ending March 31, 2004, as compared to March 31, 2003, to $311,123 from $276,074. The difference was partly as a result of an increase in sales, increased raw material costs and increased labor costs.

          General and administrative expenses increased to $70,530 during the quarter ended March 31, 2004, from $64,642 during the quarter ended March 31, 2003. This increase was due to the addition of one full-time employee, increased payroll and increased operational expenses, like legal and accounting fees.

     Liquidity and Capital Resources.
     --------------------------------

          Our cash resources at March 31, 2004, were $17,800, with accounts receivable of $283,017. We have relied on revenues and lines of credit for our cash resources. At March 31, 2004, we had utilized $268,986 of our $400,000 line of credit. These funds should be adequate for the next 12 months for continuing operations; however, plans for expansion will require additional capital of between $500,000 and $750,000.

     Forward-Looking Statements.
     ---------------------------

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or oral statements that are "forward- looking," including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to our Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company's control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Item 3. Controls and Procedures.
----------------------------------

          Within 90 days prior to the date of this Quarterly Report and as of the end of the period covered thereby or March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
-----------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               31.1   302 Certification of Kim Boyce

               31.2   302 Certification of Pamela Boyce

               32     906 Certification.

          (b)  Reports on Form 8-K.

               None.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REFLECT SCIENTIFIC, INC.

Date: 5/14/04                             /s/Kim Boyce
                                          ------------------------------------
                                          Kim Boyce, President


Date: 5/14/04                             /s/Pamela Boyce
                                          ------------------------------------
                                          Pamela Boyce, Secretary