Form 10QSB
period 2004-06-30
REFLECT SCIENTIFIC INC
filed 2004-08-16
CIK 1103090

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

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

                               June 30, 2004

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

                    REFLECT SCIENTIFIC, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

               June 30, 2004 and December 31, 2003

                    REFLECT SCIENTIFIC, INC.
                   Consolidated Balance Sheets

                              ASSETS

                                               June 30,          December 31,
                                                2004                2003
                                             (Unaudited)
CURRENT ASSETS

     Cash                                     $    57,080      $    99,924
     Accounts receivable, net                     369,411          232,464
     Inventory, net                               193,141          210,447
     Prepaid expenses                                 800              800
                                              -----------      -----------
          Total Current Assets                    620,432          543,635
                                              -----------      -----------
FIXED ASSETS (NET)                                 20,838           21,923
                                              -----------      -----------
OTHER ASSETS

     Deposits                                       5,350            5,350
     Capitalized loan costs, net                    5,775            6,125
                                              -----------      -----------
          Total Other Assets                       11,125           11,475
                                              -----------      -----------
          TOTAL ASSETS                        $   652,395      $   577,033
                                              ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND SHAREHOLDERS' EQUITY

                                               June 30,        December 31,
                                                2004                2003
                                             (Unaudited)
CURRENT LIABILITIES

     Accounts payable                         $    179,426     $    199,374
     Accrued expenses                               19,169           15,180
     Income taxes payable                           13,200                -
                                              ------------     ------------
          Total Current Liabilities                211,795          214,554
                                              ------------     ------------
NON-CURRENT LIABILITIES

     Long term line of credit                      268,986          269,011
                                              ------------     ------------
          Total Non-Current Liabilities            268,986          269,011
                                              ------------     ------------
          Total Liabilities                        480,781          483,565
                                              ------------     ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

     Common stock, $0.01 par value, authorized
     50,000,000 shares; 24,000,000 shares
     issued and outstanding                        240,000          240,000
     Additional paid-in capital (deficit)         (188,319)        (210,841)
     Retained earnings                             119,933           64,309
                                             -------------     ------------
          Total Shareholders' Equity               171,614           93,468
                                             -------------     ------------
          TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                             $     652,395     $    577,033
                                             =============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
              Consolidated Statements of Operations
                           (Unaudited)


                          For the Three Months Ended  For the Six Months Ended
                                   June 30,                   June 30,
                           2004                2003     2004            2003
REVENUES                      $ 581,656     $ 464,983   $ 1,081,707 $ 958,338

COST OF GOODS SOLD              332,912       305,812       644,035   581,886
                               --------     ---------   ----------- ---------
GROSS PROFIT                    248,744       159,171       437,672   376,452
                               --------     ---------   ----------- ---------
OPERATING EXPENSES

     Salaries and wages          86,848        74,852       176,182   151,774
     Payroll taxes                6,639         6,275        15,431    13,258
     Rent expense                18,999        24,938        38,058    37,480
     General and
      administrative expense     67,638        17,552       138,168    82,196
                               --------     ---------   ----------- ---------
   Total Operating Expenses     180,124       123,619       367,839   284,708
                               --------     ---------   ----------- ---------
OPERATING INCOME                 68,620        35,552        69,833    91,744
                               --------     ---------   ----------- ---------
OTHER INCOME (EXPENSE)

     Sundry income                5,000        30,000         5,000    30,000
     Miscellaneous income
      (expense)                       -        16,283          (301)   16,015
     Interest expense            (2,851)       (3,435)       (5,707)   (8,068)
                               --------     ---------   ----------- ---------
          Total Other Income
          (Expense)               2,149        42,848        (1,008)   37,947
                               --------     ---------   ----------- ---------
NET INCOME BEFORE INCOME TAX     70,769        78,400        68,825   129,691
                               --------     ---------   ----------- ---------
INCOME TAX EXPENSE               13,200             -        13,200         -

NET INCOME                     $ 57,569     $  78,400   $    55,625 $ 129,691
                               ========     =========   =========== =========
EARNINGS PER SHARE             $   0.00     $    0.00   $      0.00 $    0.01
                               ========     =========   =========== =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING           24,000,000    22,914,949    24,000,000 22,914,949
                             ==========    ==========   =========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                 For the
                                            Six Months Ended
                                                 June 30,
                                          2004                2003
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                           $    55,625     $   129,693
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
          Depreciation                            350           1,184
          Amortization of capitalized loan
          costs                                 1,085             420
     Changes in operating assets and
     liabilities:
          (Increase) in accounts
          receivable                         (136,947)        (46,685)
          Decrease in inventory                17,305          39,454
          Decrease in prepaid expenses              -           6,124
          Increase (decrease) in accounts
          payable and accrued expenses        (15,959)          9,531
          Increase in income taxes payable     13,200               -
                                           ----------     -----------
               Net Cash Used by Operating
               Activities                     (65,341)        139,721

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

     Payments on short term lines of credit         -               -
     Change in long term line of credit           (25)              -
     Contributed capital                       22,522          (1,579)
     Distribution to shareholder                    -        (101,000)
                                           ----------     -----------
               Net Cash (Used) Provided by
               Financing Activities            22,497        (102,579)
                                           ----------     -----------
NET DECREASE IN CASH                          (42,844)         37,142

CASH AT BEGINNING OF PERIOD                    99,924         115,644
                                           ----------     -----------
CASH AT END OF PERIOD                      $   57,080     $   152,786
                                           ==========     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Cash Paid For:

          Interest                         $    4,729     $     7,068
          Income taxes                     $        -     $         -

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
          Notes to the Consolidated Financial Statements
               June 30, 2004 and December 31, 2003


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 financial statements. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

          Our revenues increased during the quarter ended June 30, 2004, to $581,656 from $464,983 for the quarter ended June 30, 2003, primarily as a result of a general improvement in sales across several new product lines and improving market conditions.

          Our cost of goods increased in the period ending June 30, 2004, as compared to June 30, 2003, to $332,912 from $305,812. The difference was partly as a result of an increase in sales, increased raw material costs and increased labor costs.

          General and administrative expenses increased to $67,638 during the quarter ended June 30, 2004, from $17,552 during the quarter ended June 30, 2003. This increase was due to the addition of one full-time employee, increased payroll and increased operational expenses, like legal and accounting fees.

     Liquidity and Capital Resources.
     --------------------------------

          Our cash resources at June 30, 2004, were $57,080, with accounts receivable of $369,411. We have relied on revenues and lines of credit for our cash resources. At June 30, 2004, we had utilized $268,986 of our $400,000 line of credit. These funds should be adequate for the next 12 months for continuing operations; however, plans for expansion will require additional capital of between $500,000 and $750,000.

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

Item 3. Controls and Procedures.
----------------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

                                          REFLECT SCIENTIFIC, INC.

Date: 8/16/2004                           /s/Kim Boyce
                                          ------------------------------------
                                          Kim Boyce, President


Date: 8/16/2004                          /s/Pamela Boyce
                                          ------------------------------------
                                          Pamela Boyce, Secretary