Form 10QSB
period 2004-09-30
REFLECT SCIENTIFIC INC
filed 2004-11-12
CIK 1103090

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

                            September 30, 2004

                        Common Stock - 24,000,000
                        -------------------------

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

                    REFLECT SCIENTIFIC, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

            September 30, 2004 and December 31, 2003

                    REFLECT SCIENTIFIC, INC.
                   Consolidated Balance Sheets

                              ASSETS

                                            September 30,       December 31,
                                                2004                2003
                                             (Unaudited)
CURRENT ASSETS

     Cash                                     $    34,668      $    99,924
     Accounts receivable, net                     319,129          232,464
     Inventory, net                               241,525          210,447
     Prepaid expenses                                 800              800
                                              -----------      -----------
          Total Current Assets                    596,122          543,635
                                              -----------      -----------
FIXED ASSETS (NET)                                 20,247           21,923
                                              -----------      -----------
OTHER ASSETS

     Deposits                                       5,350            5,350
     Capitalized loan costs, net                    5,775            6,125
                                              -----------      -----------
          Total Other Assets                       11,125           11,475
                                              -----------      -----------
          TOTAL ASSETS                        $   627,494      $   577,033
                                              ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND SHAREHOLDERS' EQUITY

                                            September 30,        December 31,
                                                2004                2003
                                             (Unaudited)
CURRENT LIABILITIES

     Accounts payable                         $    161,228     $    199,375
     Accrued expenses                               27,201           15,179
                                              ------------     ------------
          Total Current Liabilities                188,429          214,554
                                              ------------     ------------
NON-CURRENT LIABILITIES

     Long term line of credit                      268,985          269,011
                                              ------------     ------------
          Total Non-Current Liabilities            268,985          269,011
                                              ------------     ------------
          Total Liabilities                        457,414          483,565
                                              ------------     ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

     Preferred stock, $0.01 par value, authorized
     5,000,000 shares; no issued or outstanding
     shares                                              -                -
     Common stock, $0.01 par value, authorized
     50,000,000 shares; 24,000,000 shares
     issued and outstanding                        240,000          240,000
     Additional paid-in capital (deficit)         (188,319)        (210,841)
     Retained earnings                             118,399           64,309
                                             -------------     ------------
          Total Shareholders' Equity               170,080           93,468
                                             -------------     ------------
          TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                             $     627,494     $    577,033
                                             =============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
              Consolidated Statements of Operations
                           (Unaudited)


                          For the Three Months Ended For the Nine Months Ended
                               September 30,               September 30,
                           2004                2003     2004            2003
REVENUES                    $ 522,600     $ 457,067   $ 1,604,307 $ 1,425,762

COST OF GOODS SOLD            319,435       254,829       963,470     854,396
                             --------     ---------   ----------- -----------
GROSS PROFIT                  203,165       202,238       640,837     571,366
                             --------     ---------   ----------- -----------
OPERATING EXPENSES

     Salaries and wages        87,091        70,137       263,273     230,007
     Payroll taxes              7,127         5,920        22,558      19,644
     Rent expense              19,306        18,870        57,364      56,596
     General and
      administrative expense   88,124        35,374       226,292      93,526
                             --------     ---------   ----------- -----------
   Total Operating Expenses   201,648       130,301       569,487     399,773
                             --------     ---------   ----------- -----------
OPERATING INCOME                1,517        71,937        71,350     171,593
                             --------     ---------   ----------- -----------
OTHER INCOME (EXPENSE)

     Sundry income                  -             -         5,000           -
     Miscellaneous income
      (expense)                     -             -          (301)          -
     Interest expense          (3,051)       (1,780)       (8,759)    (11,262)
                             --------     ---------   ----------- -----------
          Total Other Income
          (Expense)            (3,051)       (1,780)       (4,060)    (11,262)
                             --------     ---------   ----------- -----------
NET INCOME BEFORE INCOME TAX   (1,534)       70,157        67,290     160,331
                             --------     ---------   ----------- -----------
INCOME TAX EXPENSE                  -             -        13,200           -

NET INCOME                   $ (1,534)    $  70,157   $    54,090 $   160,331
                             ========     =========   =========== ===========
EARNINGS PER SHARE           $   0.00     $    0.00   $      0.00 $      0.01
                             ========     =========   =========== ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING         24,000,000    22,914,949    24,000,000  22,914,949
                           ==========    ==========   =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
         Consolidated Statements of Shareholders' Equity


                                                        Additional
                      Common Stock     Preferred Stock   Paid-in    Retained
                    Shares      Amount  Shares  Amount   Capital    Earnings
Balance, December
31, 2001           22,914,949  $ 10,000     - $    -    $     -   $    83,619

Dividend                    -         -     -      -          -       (63,000)

Net income for
the year ended
December  31, 2002          -         -     -      -          -       141,018
                   ----------  -------- ----  ------    -------   -----------
Balance, December
31, 2002           22,914,949    10,000    -       -          -       161,637

Dividend                    -         -    -       -          -      (156,000)

Contributed Capital         -         -    -       -     26,950             -

Recapitalization
(Note 2)            1,085,051   230,000    -       -   (237,791)            -

Net income for the
year ended
December 31, 2003           -         -    -       -          -        58,672
                   ----------  -------- ----  ------  ---------   -----------
Balance, December
31, 2003           24,000,000   240,000    -       -   (210,841)       64,309

Contributed capital
(unaudited)                 -         -    -       -     22,522             -

Net income for the
nine months ended
September 30, 2004
(unaudited)                 -         -    -       -          -        54,090
                   ----------  -------- ----  ------  ---------    ----------
Balances, September
30, 2004
(unaudited)        24,000,000  $240,000    -  $    -  $(188,319)   $  118,399
                   ==========  ======== ====  ======  =========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                 For the
                                           Nine Months Ended
                                              September 30,
                                          2004                2003
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                           $    54,090     $   160,331
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
          Depreciation                          1,676           1,776
          Amortization of capitalized loan
          costs                                   350             630
     Changes in operating assets and
     liabilities:
          (Increase) in accounts
          receivable                          (86,666)        (93,967)
          Decrease in prepaid expenses              -           6,124
          (Increase) decrease in inventory    (31,079)          5,988
          Increase (decrease) in accounts
          payable and accrued expenses        (26,124)         37,643
                                           ----------     -----------
               Net Cash Used by Operating
               Activities                     (87,753)        118,525

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets                           -            (450)
                                           ----------     -----------
               Net Cash Used by Investing
              Activities                           -            (450)

CASH FLOWS FROM FINANCING ACTIVITIES

     Payments on short term lines of credit         -        (103,049)
     Change in long term line of credit           (25)        101,470
     Contributed capital                       22,522               -
     Distributions to sole shareholder              -        (101,000)
                                           ----------     -----------
               Net Cash Provided (Used) by
               Financing Activities            22,497        (102,579)
                                           ----------     -----------
NET INCREASE (DECREASE) IN CASH               (65,256)         15,496

CASH AT BEGINNING OF PERIOD                    99,924         115,644
                                           ----------     -----------
CASH AT END OF PERIOD                      $   34,668     $   131,140
                                           ==========     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Cash Paid For:

          Interest                         $    3,051     $    11,380
          Income taxes                     $        -     $         -

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
          Notes to the Consolidated Financial Statements
             September 30, 2004 and December 31, 2003

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December 31, 2003 financial statements. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

          Our revenues increased during the quarter ended September 30, 2004, to $522,600 from $457,067 for the quarter ended September 30, 2003, primarily as a result of a general improvement in sales across several new product lines and improving market conditions.

          Our cost of goods increased in the period ending September 30, 2004, as compared to September 30, 2003, to $319,435 from $254,829. The difference was partly as a result of an increase in sales, increased raw material costs and increased labor costs.

          General and administrative expenses increased to $88,124 during the quarter ended September 30, 2004, from $35,374 during the quarter ended September 30, 2003. This increase was due to the addition of one full-time employee, increased payroll and increased operational expenses, like legal and accounting fees.

     Liquidity and Capital Resources.
     --------------------------------

          Our cash resources at September 30, 2004, were $34,668, with accounts receivable of $319,129. We have relied on revenues and lines of credit for our cash resources. At September 30, 2004, we had utilized $268,985 of our $400,000 line of credit. These funds should be adequate for the next 12 months for continuing operations; however, plans for expansion will require additional capital of between $500,000 and $750,000.

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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          November 9, 2004, we filed Articles of Amendment to our Articles of Incorporation that designated 750,000 shares of our preferred stock as "2004 Series A Convertible Preferred Stock". For a detailed description of the rights, privileges and preferences of the 2004 Series A Convertible Preferred Stock, see a copy of the Articles of Amendment that is attached hereto and incorporated herein by reference as Exhibit 3.1. See Item 6.

          We also have attached hereto and incorporated herein as Exhibit 3.2 an Amendment to our Bylaws that was adopted July 28, 2003. See Item 6.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               3.1    Articles of Amendment

               3.2    Amendment to Bylaws

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

                                          REFLECT SCIENTIFIC, INC.

Date: 11/11/2004                          /s/Kim Boyce
                                          ------------------------------------
                                          Kim Boyce, President


Date: 11/11/2004                          /s/Pamela Boyce
                                          ------------------------------------
                                          Pamela Boyce, Secretary