Form 10KSB
period 2004-12-31
REFLECT SCIENTIFIC INC
filed 2005-03-31
CIK 1103090

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the calendar year ended December 31, 2004

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the Company's revenues for its most recent calendar year (December 31, 2004): $2,103,339.

         The aggregate market value of the common equity of our Company (comprised only of our common stock) held by non-affiliates, based upon the average bid and asked prices of our common stock on March 29, 2005 ($.10 per share), as reported by the OTC Bulletin Board of the National Association of Securities Dealers, Inc., was approximately $264,175, based upon a non-affiliate ownership of 2,641,750 shares.

         Our Company has not been involved in any bankruptcy proceedings.

         The number of shares of our Company's common equity outstanding as of March 29, 2005, was 24,000,000 shares of common stock; and 436,000 shares of 2004 Series A Convertible Preferred Stock.

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

     Material Developments During Calender 2004.
     -------------------------------------------

          On November 9, 2004, we amended our Articles of Incorporation to designate a class of preferred stock. Our authorized capital is divided into two classes, 50,000,000 shares of common stock with a $.01 par value and 5,000,000 shares of preferred stock with a $.01 par value. Of the 5,000,000 shares of preferred authorized, 4,250,000 shares shall have such rights and preferences as the Board of Directors shall determine; and 750,000 of which shall be designated as "2004 Series A Convertible Preferred Stock," with the powers, preferences, rights, qualifications, limitations and restrictions as outlined in the Articles of Amendment that were attached as Exhibit 3 to our 10-KSB Annual Report for the calendar year ended December 31, 2003, filed with the Securities and Exchange Commission on April 12, 2004, and which are incorporated herein by reference. See Part III, Item 13.

          We also resolved on November 8, 2004, to conduct a private placement under Sections 4(6) and 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"), and Rule 506 of the Securities and Exchange Commission promulgated thereunder to offer and sell up to 750,000 of such shares of 2004 Series A Convertible Preferred Stock at a price of $1.00 per share. As of the date of this Annual Report, 436,000 shares of the 2004 Series A Convertible Preferred Stock have been sold.

     Material Developments Prior to Calendar 2004.
     ---------------------------------------------

          For a discussion of the material developments of our Company prior to December 31, 2003, see our 10-KSB Annual Report for the year ended December 31, 2003. See Part III, Item 13.

Business.
---------

          Our Company, through Reflect Scientific, Inc., a California corporation and our wholly-owned subsidiary ("Reflect California"), is engaged in the manufacture and distribution of unique laboratory consumables" and "disposables" such as filtration and purification products, customized sample handling vials, electronic wiring assemblies, high temperature silicone, graphite and Vespel/graphite sealing components for use by Original Equipment Manufacturers (OEM) in the chemical analysis industries primarily in the field of gas/liquid chromatography. Kim Boyce, our Company's current President and sole Director, founded our Company in Mountain View, California, in 1993, to provide these products to customer specification and in specialized packaging direct to high volume OEM clients.

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

          Our Company's OEM Strategy is to manufacture products as defined by the buyers and to nameplate these products with the name of the buyers as if our Company were an in-house R & D company manufacturing specifically for a parent has proved to be immediately successful in creating a niche market. By producing precisely what OEM's require in such critical areas as gas purifiers, our Company is not under pressure to create our own catalogue or to compete against any other producer of similar "consumables" directly since our work is within the scientific confines of the buyers' companies and often carries the nameplate of the buyers. It was and remains the belief of Mr. Boyce as CEO that this unique sales program, direct to the scientific markets for semiconductor fabrication, bio-technology and chemical analysis will yield an ever increasing income stream if developed carefully over the next 10 to 20 years.

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

Sources and Availability of Raw Materials.
------------------------------------------

          Sources and availability of key materials and intermediates continue to remain stable. Where supply is considered a critical success factor for our business, we have certified vendors in place.

Dependence One or More Customers.
---------------------------------

          Three of our customers represent approximately 80% of our revenues. Our relationships with these customers are strong and have been stable for many years.

Competitive Conditions.
-----------------------

          In recent years, including our calendar year ended December 31, 2004, there has been no erosion in our business due to changes in competition. We continue to enjoy a strong niche market that remains somewhat insulated from main stream competition.

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

Research and Development.
-------------------------

          In 2003, we expended $18,087 for research and development. From January 1, 2004, to December 31, 2004, we expended $12,318 for research and development.

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

          Union City, California - This facility is also a manufacturing and office facility with 3,936 square feet of space; our Company leases this facility at $2,990 per month with the lease term expiring July 31, 2005.

          Mountain View, California - This facility is office space only with 1,870 square feet of space; our Company leases this facility at $1,738 per month with the lease term expiring July 31, 2005.

Item 3.  Legal Proceedings.

         There are no material legal proceedings pending against or involving our Company; and none of its directors, executive officers or 10% stockholders is party to any action adverse to our Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of our Company's security holders during the fourth quarter of the calendar year covered by this Annual Report.

                                    PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Purchases of Equity Securities.

         The common stock of our Company is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD")under the symbol "COLH." Our Company intends to seek a new symbol in the near future that reflects our current name.

Market Prices and Bid Information for Common Stock.
---------------------------------------------------

         The following table sets forth, for the periods indicated, the high and low bid information for our Company's common stock on the OTC Bulletin Board for the two years ended December 31, 2004:

          Calender             Quarterly
           Year               Period                   High              Low
          ------             ---------                 ----              ---

          2004:            First Quarter              $0.18             $0.15
                           Second Quarter              0.20              0.18
                           Third Quarter               0.20              0.20
                           Fourth Quarter              0.25              0.20

          2003:            First Quarter              $0.10             $0.10
                           Second Quarter              0.11              0.10
                           Third Quarter               0.11              0.11
                           Fourth Quarter              0.11              0.11

         The high and low bid information respecting the quotations of our Company's common stock on the OTC Bulletin Board was provided by the National Quotations Bureau, LLC, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Holders.
     --------

          The number of record holders of our Company's common stock as of March 29, 2005, was approximately 58; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

     Purchases of Equity Securities by Us and Affiliated Purchasers.
     ---------------------------------------------------------------

     There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2004.

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

     Recent Sales of Restricted Securities; Use of Proceeds of Registered Securities.
-----------

     *Common Stock.
     --------------

     The only common stock that comprised "restricted securities" issued by our Company during the past three years were issued pursuant to the "Reflect California Agreement" whereby we acquired Reflect California on December 31, 2004. See our 8-K Current Report dated December 31, 2004, filed with the Securities and Exchange Commission on January 15, 2004, and which is incorporated herein by reference. The following indicates the number of shares of Reflect California common stock exchanged for shares of common stock of our Company.

                             Number of Shares         Number of Shares of
                                Owned of               Our Common Stock
Name and Address            Reflect California        Received in Exchange
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

     *2004 Convertible Preferred Stock.
     ----------------------------------

     Subsequent to the year ended December 31, 2004, we sold 436,000 shares of our 2004 Series A Convertible Preferred Stock at an offering price of $1.00 per share to 22 persons who were "accredited investors" as that term in defined in Regulation D of the Securities and Exchange Commission.

          * We issued all of these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

     Use of Proceeds of Registered Securities.
     -----------------------------------------

     There were no proceeds received during the calendar year ended December 31, 2004, from the sale of registered securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     Plan of Operations.
     -------------------

     For the next 12 months, we see:

     (1) A continued expansion of our core business through the development and commercialization of new products, that have already been identified, to meet existing market opportunities. This will be supported by an ongoing effort to create strategic marketing alliances that are targeted towards increasing net present value by optimizing cost and speed to market. Several new products are currently pending commercialization.

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

     Also see the heading "Growth Plan" of the heading "Business" of Part I,
Item 1.

     Results of Operations.
     ----------------------

          Our revenues increased during the year ended December 31, 2004, to $2,103,339, from $1,928,663 for the year ended December 31, 2003, primarily as a result of a general improvement in sales across most product lines, due to improving market conditions.

          Our cost of goods increased in the period ending December 31, 2004, as compared to December 31, 2003, to $1,281,529 from $1,213,889. The difference was partly as a result of a write off of obsolete inventory and increased sales. The percentage on gross margins for the two years was essentially unchanged.

          General and administrative expenses decreased to $220,931 during the year ended December 31, 2004, from $231,122 during the year ended December 31, 2003. This was due to a decrease in research and development and benefits.

     Liquidity and Capital Resources.
     --------------------------------

          Our cash resources at December 31, 2004, were $80,739, with accounts receivable of $281,173. We have relied on revenues and lines of credit for our cash resources. At December 31, 2004, we had utilized $269,036 of our $400,000 line of credit. These funds should be adequate for the next 12 months for continuing operations; however, plans for expansion will require additional capital of between $500,000 and $750,000. Of this amount, $436,000 was raised from the sale of 436,000 shares of our 2004 Series A Convertible Preferred Stock during the first quarter of 2005.

     Forward-Looking Statements.
     ---------------------------

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this Annual Report and other filings with the Securities and Exchange Commission and in reports to our Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company's control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Item 7.  Financial Statements.

             REFLECT SCIENTIFIC, INC. AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004

                         C O N T E N T S


Report of Independent Registered Accounting Firm . . . . . . .  3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . .  4

Consolidated Statements of Operations. . . . . . . . . . . . .  6

Consolidated Statements of Shareholder's Equity. . . . . . . .  7

Consolidated Statements of Cash Flows. . . . . . . . . . . . .  8

Notes to the Consolidated Financial Statements . . . . . . . .  9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders of
Reflect Scientific, Inc. and Subsidiary
Mountain View, California

We have audited the accompanying consolidated balance sheet of Reflect Scientific, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reflect Scientific, Inc. and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.




HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 18, 2005

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
                    Consolidated Balance Sheet


                              ASSETS

                                                   December 31,
                                                       2004
CURRENT ASSETS

     Cash                                          $    80,739
     Accounts receivable (Note 2)                      281,173
     Inventory (Note 4)                                260,012
     Prepaid assets                                        800
                                                   -----------
          Total Current Assets                         622,724
                                                   -----------
FIXED ASSETS, NET (Note 3)                              24,249
                                                   -----------
OTHER ASSETS

     Deposits                                            5,350
     Capitalized loan costs (Note 2)                     5,600
                                                   -----------
          Total Other Assets                            10,950
                                                   -----------
          TOTAL ASSETS                             $   657,923
                                                   ===========


The accompanying notes are an integral part of these consolidated financial statements.

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
              Consolidated Balance Sheet (Continued)


               LIABILITIES AND SHAREHOLDER'S EQUITY

                                                     December 31,
                                                         2004
CURRENT LIABILITIES

     Accounts payable                                $  131,610
     Accrued expenses                                    23,955
     Income taxes payable                                30,705
                                                     ----------
          Total Current Liabilities                     186,270
                                                     ----------
NON-CURRENT LIABILITIES

     Long term line of credit (Note 5)                  269,036
     Deferred income taxes                               39,000
                                                     ----------
          Total Non-Current Liabilities                 308,036
                                                     ----------
               Total Liabilities                        494,306
                                                     ----------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDER'S EQUITY

     Preferred stock, $0.01 par value, authorized
      5,000,000 shares; no shares outstanding                 -
     Common stock, $0.01 par value, authorized
      50,000,000 shares; 24,000,000 shares issued
     and outstanding                                    240,000
     Additional paid in capital (Deficit)              (183,319)
     Retained earnings                                  106,936
                                                     ----------
          Total Shareholder's Equity                    163,617
                                                     ----------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY $  657,923
                                                     ==========

The accompanying notes are an integral part of these consolidated financial statements.

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
              Consolidated Statements of Operations


                                        For the Years Ended
                                           December 31,
                                        2004           2003

REVENUES                               $2,103,339     $1,928,663

COST OF GOODS SOLD                      1,281,529      1,213,889
                                       ----------     ----------
GROSS PROFIT                              821,810        714,774
                                       ----------     ----------
OPERATING EXPENSES

     Salaries and wages                   368,498        336,899
     Payroll taxes                         31,277         27,695
     Rent expense                          76,613         75,701
     General and administrative           220,931        231,122
                                       ----------     ----------
          Total Operating Expenses        697,319        671,417
                                       ----------     ----------
OPERATING INCOME                          124,491         43,357
                                       ----------     ----------
OTHER INCOME (EXPENSES)

     Other income                               -         30,000
     Interest expense                     (12,159)       (14,685)
                                       ----------     ----------
          Total Other Income (Expenses)   (12,159)        15,315
                                       ----------     ----------
INCOME BEFORE INCOME TAX EXPENSE          112,332         58,672
                                       ----------     ----------
     Income tax expense                    69,705              -
                                       ----------     ----------
NET INCOME                             $   42,627     $   58,672
                                       ==========     ==========
EARNINGS PER SHARE                     $     0.00     $     0.00
                                       ==========     ==========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                          24,000,000     22,917,922
                                       ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
         Consolidated Statements of Shareholder's Equity


                                                     Additional
                                   Common Stock       Paid-in    Retained
                               Shares       Amount    Capital    Earnings
Balance, December 31, 2002   22,914,949      10,000         -     161,637

Dividend                              -           -         -   (156,000)

Contributed Capital                   -           -    26,950           -

Recapitalization  (Note 1)    1,085,051     230,000  (237,791)          -

Net income for the year
ended December 31, 2003               -           -         -      58,672
                             ----------   ---------  --------   ---------
Balance, December 31, 2003   24,000,000     240,000  (210,841)     64,309

Contributed capital                   -           -    27,522           -

Net income for the year
ended December  31, 2004              -           -         -      42,627
                             ----------   ---------  --------    --------
Balance, December 31, 2004   24,000,000   $ 240,000 $(183,319)  $ 106,936
                             ==========   =========  ========   =========

The accompanying notes are an integral part of these consolidated financial statements.

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
              Consolidated Statements of Cash Flows


                                           For the Years Ended
                                              December 31,
                                            2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                              $ 42,627    $   58,672
     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
          Depreciation                          2,883         2,368
          Amortization of capitalized
          loan costs                              525           700
     Changes in operating assets and
     liabilities:
          (Increase) decrease in accounts
          receivable                          (48,709)      (59,564)
          (Increase) decrease in prepaid
          expenses                                  -         6,125
          (Increase) decrease in net
          inventory                           (49,565)       35,474
          Increase (Decrease) in accounts
          payable and accrued liabilities      10,716        71,135
                                             --------     ---------
               Net Cash Provided by (Used in)
               Operating Activities           (41,523)      114,909
                                            ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of fixed assets                  (5,209)            -
                                            ---------     ---------
               Net Cash Used by
               Investing Activities            (5,209)            -
                                            ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES

     Payments on short term lines of credit         -      (103,049)
     Proceeds from long term line of credit        25       101,470
     Capital contribution                      27,522        26,950
     Dividends paid                                 -      (156,000)
                                            ---------     ---------
               Net Cash Provided (Used) by
               Financing Activities            27,547      (130,629)
                                            ---------     ---------
NET INCREASE (DECREASE) IN CASH               (19,185)      (15,720)

CASH AT BEGINNING OF YEAR                      99,924       115,644
                                            ---------     ---------
CASH AT END OF YEAR                         $  80,739     $  99,924
                                            =========     =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Cash Paid For:

     Interest                               $  12,159     $  14,685
     Income taxes                           $       -     $       -

The accompanying notes are an integral part of these consolidated financial statements.

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

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

     On December 30, 2003, pursuant to an agreement and plan of reorganization, the Company completed a reverse merger with the shareholders of Reflect Scientific, Inc. in which it acquired 100% of Reflect Scientific, Inc., a California Company in exchange for 22,914,949 common shares of the Company. The terms of the acquisition are detailed in an 8-K filing dated December 31, 2003. Under the terms of the agreement, the President of Reflect Scientific, Inc. became the President of the Company and was elected to the Board of Directors, the acquisition was accounted for as a recapitalization of Reflect Scientific, Inc. because the members of Reflect Scientific, Inc. controlled the Company after the acquisition. Reflect Scientific, Inc. was treated as the acquiring entity for accounting purposes and Cole, Inc. was the surviving entity for legal purposes. There was no adjustment to the carrying values of the assets or liabilities of Reflect Scientific, Inc. and no goodwill was recorded. The operations for the year ended December 31, 2004 and 2003 are those of Reflect Scientific, Inc.

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

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d. Accounts Receivable

     The Company writes off trade receivables when deemed uncollectible. The Company expensed $0 and $11,038 to bad debt expense for the years ended December 31, 2004 and 2003, respectively. The allowance for doubtful accounts balance at December 31, 2004 was $11,038.

     e. Inventory

     Inventories are stated at the lower of cost or market value based upon the First-In First-Out (FIFO) inventory method. The Company's inventory primarily consists of parts for scientific vial kits.

     f. Capitalized Loan Costs

     Capitalized loan costs are related to the origination and maintenance of a note payable that has a balance of $269,036 as of December 31, 2004. These capitalized costs are being amortized on a straight line basis over the term of the related debt. Amortization expense related to these costs was $525 and $700 in 2004, and 2003, respectively.

     g. Advertising Expense

     The Company follows the policy of charging the costs of advertising to expense as incurred. The Company recognized $4,338 and $3,036 of advertising expense during the years ended December 31, 2004, and 2003, respectively.

     h. Newly Issued Accounting Pronouncements

     On December 16, 2004 the FASB issued SFAS No. 123), Share-Based
     Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     h. Newly Issued Accounting Pronouncements (Continued)

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

     In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

     In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     h. Newly Issued Accounting Pronouncements (Continued)

     The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.

     i.   Basic Earnings Per Share

     The computation of earnings per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

                                                    For the Years Ended
                                                       December 31,
                                                      2004         2003

        Net Income (Numerator)                        $   42,627     $58,672
        Shares (denominator)                          24,000,000  22,917,922
                                                      ----------  ----------
 Per share amount                                     $     0.00 $      0.00
                                                      ==========  ==========
 As of December 31, 2004 and 2003 the Company had no outstanding common stock equivalents, as such the diluted earnings per share and basic earnings per share are the same.

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

 Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 k.     Income Taxes (Continued)

 The provision (benefit) for income taxes for the year ended December 31, 2004 consist of the following:

                                                                  2004
        Federal:
              Current                                        $     20,765
              Deferred                                                  -

          State:
              Current                                        $      9,940
              Deferred                                                  -
                                                             ------------
                                                             $     30,705
                                                             ============
 Net deferred tax assets consist of the following components as of December 31, 2004:

                                                                2004

          Deferred tax assets:
              NOL Carryover                                  $          -

          Deferred tax liabilities:
              Depreciation                                        (39,000)

          Valuation allowance                                           -
                                                             ------------
          Net deferred tax liability                         $    (39,000)
                                                             ============

 The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the year ended December 31, 2004 due to the following:

                                                                  2004

 Book income                                                  $     20,427
 Meals & Entertainment                                               3,780
 Research & Development                                                961
 Income tax expense                                                 23,380
 State taxes                                                        (1,810)
 Research credit                                                    (2,464)
 Adjustment due to C-Corp conversion                                25,431
                                                              ------------
                                                              $     69,705
                                                              ============

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 k.   Income Taxes (Continued)

 Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

 Prior to the reverse acquisition of Reflect by Cole, Inc. the Company was a subchapter S corporation. All income and expenses were passed through to the Company's shareholder, therefore no tax liabilities existed at December 31, 2003.

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

                                                               December 31,
                                                                   2004

 Machinery and equipment                                       $      5,685
 Furniture and fixtures                                              25,215
 Computer and office equipment                                       59,180
 Leasehold improvements                                              23,671
 Accumulated depreciation                                           (89,502)
                                                               ------------
         Total Fixed Assets                                    $     24,249
                                                               ============

 Depreciation expense for the years ended December 31, 2004, and 2003, was $2,883 and $2,368, respectively.

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 4 - INVENTORIES

 Inventory consisted of the following at December 31, 2004:

                                                              December 31,

 Finished goods                                                     260,012
                                                              -------------
         Total Fixed Assets                                   $     260,012
                                                              =============
NOTE 5 -        NOTES PAYABLE AND LINES OF CREDIT

 Long term lines of credit consisted of the following at December 31, 2004:

 Line of Credit with a maximum amount of $400,000,
  interest at a variable rate tied to prime (currently 4.25%), interest-only payments due monthly until maturity at
  September 9, 2011, guaranteed by major shareholder                269,036

 Line of Credit with a maximum amount of $30,000,
  interest accrues at 12.7%, unsecured                                    -

 Line of Credit with a maximum amount of $25,000,
  interest accrues at 12.37%, unsecured                                   -

 Line of Credit with a maximum amount of $35,000,
  interest accrues at 10.25%, unsecured                                   -

        Total Lines of Credit                                     $ 269,036
                                                                  =========
 The future maturities of the lines of credit is presented below:

            December 31,                                     Amount

                   2005                                   $       -
                   2006                                           -
                   2007                                           -
                   2008                                           -
                   2009                                           -
   Thereafter                                               269,036
                                                          ---------
                   Total                                  $ 269,036
                                                          =========
NOTE 6 - COMMITMENTS AND CONTINGENCIES

 Operating Lease Obligations

 The Company leases its office and warehouse space under non-cancelable lease agreements accounted for as operating leases. The Company also leases several automobiles under similar non-cancelable lease agreements, which are also accounted for as operating leases.

              REFLECT SCIENTIFIC, INC. AND SUSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

 Operating Lease Obligations (Continued)

 Minimum rental payments under the non-cancelable operating leases are as follows:

        Years ending
        December 31,                                                 Amount

               2005                                               $  43,762
               2006                                                  10,665
               2007                                                   5,976
               2008                                                   2,100
               2009                                                       -
                                                                  ---------
               Total                                              $  62,503
                                                                  =========

 Rent expense was $76,613 and $69,530 for the years ended December 31, 2004, and 2003, respectively.

 Automobile lease expense was $15,170 and $10,375 for the years ended December 31, 2004, and 2003, respectively.

NOTE 7 - PREFERRED STOCK

 In November 2004 the Company amended its Articles of Incorporation so as to authorize 5,000,000 shares of preferred stock. 750,000 of these shares have been designated as "Series A Convertible Preferred Stock". The Company plans to offer these shares in a private placement in the future. As of December 31, 2004 no shares of the preferred stock are issued or outstanding.

NOTE 8 -    CONCENTRATIONS OF RISK

 Cash in Excess of Federally Insured Amount

 The Company currently maintains a cash balance at a single financial institution in excess of the federally insured maximum of $100,000.

 Revenues and Accounts Receivable

 The Company has three significant customers that account for $1,854,100 and $1,664,659 or 88% and 86%, of sales for the years ended December 31, 2004, and 2003, respectively. These same three customers also account for $230,247 and $202,094, or 78% and 83%, of the total accounts receivable balance at December 31, 2004, and 2003, respectively.

NOTE 9 -    SUBSEQUENT EVENT

 During the first quarter of 2005 the Company issued 426,000 shares of its newly authorized preferred stock at $1.00 per share in a private placement.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

          On January 13, 2004, upon approval of our Company's sole director, we appointed HJ Associates & Consultants LLP as our Company's independent auditors and dismissed Mantyla, McReynolds.

          For a detailed discussion of this change, see our 8-K Current Report dated December 31, 2003. See Part III, Item 13.

Item 8(a).  Controls and Procedures.

          As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8(b).  Other Information.

          On January 17, 2005, we accepted the resignation of Pamela Boyce our Secretary/Treasurer, for personal reasons. The Company elected Tom Tait and Craig D. Morrison, M.D. to serve on the Board of Directors and Tom Tait to serve as its Vice President and Kevin Cooksy as Secretary/Treasurer, to serve until the next annual meeting of shareholders and Board of Directors. See our 8-K Current Report dated January 17, 2005, filed with the Securities and Exchange Commission on January 18, 2005, and which is incorporated herein by reference. See Part III, Item 13.

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

Officer/
Director
Name             Age     Position                                       Since
----             ---     --------                                     --------

Kim Boyce         50     President and Sole Director                  12/31/03

Pamela Boyce*     51     Secretary                                    12/31/03

          * Pamela Boyce resigned as our Secretary and certain other persons were designated to serve as directors and executive officers of our Company on January 17, 2005. See Part II, Item 8(b) above.

     Family Relationships.
     ---------------------

         There are no family relationships between any of our current directors and executive officers, following the resignation of Pamela Boyce as our Secretary on January 17, 2005. Se Part II, Item 8(b) above.

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

          Based solely on a review of the copies of such forms furnished to our Company or written representations from certain persons, our Company believes that during our calendar year ended December 31, 2004, all filing requirements applicable to our officers, directors and ten-percent were met by such persons.

          Code of Ethics.
          ---------------

          Our Company has adopted a Code of Ethics that applies to all of the Company's directors and executive officers serving in any capacity for the Company, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, which Code of Ethics was attached to our Form 10-KSB Annual Report for the year ended December 31, 2003. See Part III, Item 13.

Item 10. Executive Compensation.

         Compensation of Executive Officers.
         -----------------------------------

          The following table sets forth information concerning all cash compensation paid by our Company for services in all capacities to our Company's Principal Executive Officer during the two-year period ended December 31, 2004. Our Company has no other officers whose total cash compensation exceeded $100,000 for the year. Our Company has no plans that will require our Company to contribute to or to provide pension, retirement or similar benefits to directors or officers of our Company.

                           Summary Compensation Table

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)        (c)   (d)   (e)   (f)   (g)   (h)    (I)

                                              Secur-
                                              ities        All
Name and        Year or               Other  Rest- Under- LTIP  Other
Principal       Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position        Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
----------------------------------------------------------------------
Kim Boyce      12/31/04 $108,132   0     0     0     0      0     0
               12/31/03 $ 87,698   0     0     0     0      0     0

Pamela Boyce   12/31/04 $ 53,362   0     0     0     0      0     0
               12/31/03 $ 52,611   0     0     0     0      0     0


     Options Grants in Last Calender Year.
     -----------------------------------

          Our Company granted no options or warrants during the calendar years ended December 31, 2004 and 2003.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth the share holdings of those persons who own more than five percent of our Company's common stock as of the date of March 28, 2005:

                 Name and Address of         Amount and Nature of   Percent
Class            Beneficial Owner            Beneficial Ownership   of Class
-----            ----------------            --------------------   --------
Common           SCS, Inc.                     2,335,000            9.7%
                 455 East 500 South #200
                 Salt lake City, Utah 84111

     Security Ownership of Management.
     ---------------------------------

          The following table sets forth the share holdings of our Company's directors and executive officers as of March 29, 2005:

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

Item 13.  Exhibits and Reports on Form 8-K

          (a) The following Exhibits are attached hereto or incorporated herein by reference as indicated in the table below:

Exhibit                                                 Location if other
No.           Title of Document                         than attached hereto
---           -----------------                         --------------------

21            Subsidiaries of the Company

31.1          302 Certification

32            906 Certification

8-K Current Report dated January 17, 2005.                   Part II*

8-K Current Report dated December 31, 2004.                   Part I*

Annual Report on Form 10KSB for the year ended                Part I*
December 31, 2003.

          *Incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2004 and 2003:

     Fee category               2004           2003
     ------------               ----           ----

     Audit fees                 $6,046         $1,692

     Audit-related fees         $    0         $  850

     Tax fees                   $  250         $  175

     All other fees             $    0         $    0
                                ------         ------
     Total fees                 $6,296         $2,717

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REFLECT SCIENTIFIC, INC.

Date: 03/31/05                            /s/ KIM BOYCE
                                          ------------------------------------
                                            Kim Boyce, President