Form 10QSB
period 2005-03-31
REFLECT SCIENTIFIC INC
filed 2005-05-11
CIK 1103090

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

                          970 Terra Bella Avenue
                     Mountain View, California, 94043
                     --------------------------------
                  (Address of Principal Executive Offices)

                 Issuer's Telephone Number:  (650) 960-0300
                                             --------------

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

                               April 30, 2005

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

                    REFLECT SCIENTIFIC, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 2004 and December 31, 2003

                    REFLECT SCIENTIFIC, INC.
                   Consolidated Balance Sheets

                              ASSETS

                                               March 31,        December 31,
                                                2005                2004
                                             (Unaudited)
CURRENT ASSETS

     Cash                                     $   496,674      $    80,739
     Accounts receivable, net                     281,353          281,173
     Inventory, net                               269,119          260,012
     Prepaid expenses                                 800              800
                                              -----------      -----------
          Total Current Assets                  1,047,946          622,724
                                              -----------      -----------
FIXED ASSETS (NET)                                 23,423           24,249
                                              -----------      -----------
OTHER ASSETS

     Deposits                                       5,350            5,350
     Capitalized loan costs, net                    5,250            5,600
                                              -----------      -----------
          Total Other Assets                       10,600           10,950
                                              -----------      -----------
          TOTAL ASSETS                        $ 1,081,969      $   657,923
                                              ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND SHAREHOLDERS' EQUITY

                                               March 31,        December 31,
                                                2005                2004
                                             (Unaudited)
CURRENT LIABILITIES

     Accounts payable                         $    149,745     $    131,610
     Accrued expenses                                3,456           23,955
     Income taxes payable                           30,705           30,705
                                              ------------     ------------
          Total Current Liabilities                183,906          186,270
                                              ------------     ------------
NON-CURRENT LIABILITIES

     Long term line of credit                      269,011          269,036
     Deferred income taxes                          39,000           39,000
                                              ------------     ------------
          Total Non-Current Liabilities            308,011          308,036
                                              ------------     ------------
          Total Liabilities                        491,917          494,306
                                              ------------     ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

     Preferred stock, $0.01 par value,
     authorized 5,000,000 shares, 436,000
     shares issued and outstanding                   4,360                -
     Common stock, $0.01 par value, authorized
     50,000,000 shares; 24,000,000 shares
     issued and outstanding                        240,000          240,000
     Additional paid-in capital (deficit)          248,321         (183,319)
     Retained earnings                              97,372          106,936
                                             -------------     ------------
          Total Shareholders' Equity               590,052          163,617
                                             -------------     ------------
          TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                             $   1,081,969     $    657,923
                                             =============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
              Consolidated Statements of Operations
                           (Unaudited)


                                        For the Three Months Ended
                                                March 31,
                                          2005                2004
REVENUES                                $    507,392     $  500,051

COST OF GOODS SOLD                           311,107        311,123
                                        ------------     ----------
GROSS PROFIT                                 196,285        188,928
                                        ------------     ----------
OPERATING EXPENSES

     Salaries and wages                       70,108         89,334
     Payroll taxes                             7,498          8,792
     Rent expense                             18,859         19,059
     General and
      administrative expense                 109,384         70,530
                                        ------------     ----------
          Total Operating Expenses           201,735        187,715
                                        ------------     ----------
OPERATING INCOME (LOSS)                       (5,450)         1,213
                                        ------------     ----------
OTHER INCOME (EXPENSE)

     Miscellaneous expenses                        -           (301)
     Interest expense                         (4,114)        (2,856)
                                        ------------     ----------
          Total Other Expenses                (4,114)        (3,157)
                                        ------------     ----------
NET LOSS                                $     (9,564)    $   (1,944)
                                        ------------     ----------
Preferred distribution, dividends           (147,313)             -

NET LOSS PER SHARE APPLICABLE TO COMMON
SHAREHOLDERS                            $   (156,877)    $   (1,944)
                                        ============     ==========
EARNINGS PER SHARE                      $      (0.01)    $    (0.00)
                                        ============     ==========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                             24,000,000     24,000,000
                                        ============     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
         Consolidated Statements of Shareholders' Equity


                                                        Additional
                      Common Stock     Preferred Stock   Paid-in    Retained
                    Shares      Amount  Shares  Amount   Capital    Earnings
Net income for
the year ended
December  31, 2002          -         -       -       -          -    141,018
                   ----------  -------- -------  ------    ------- ----------
Balance, December
31, 2002           22,914,949    10,000       -       -          -    161,637

Dividend                    -         -       -       -          -   (156,000)

Contributed Capital         -         -       -       -     26,950          -

Recapitalization
(Note 2)            1,085,051   230,000       -       -   (237,791)         -

Net income for the
year ended
December 31, 2003           -         -       -       -          -     58,672
                   ----------  -------- -------  ------  --------- ----------
Balance, December
31, 2003           24,000,000   240,000       -       -   (210,841)    64,309

Contributed capital
(unaudited)                 -         -       -       -     27,522          -

Net income for the
year ended December
31, 2004                    -         -       -       -          -     42,627
                   ----------  -------- -------  ------  ---------  ---------
Balance,
December 31, 2004  24,000,000  $240,000       -  $    -  $(183,319) $ 106,936

Preferred stock
issued for cash             -         - 436,000   4,360    431,640          -

Net income for the
three months ended
March 31, 2005
(unaudited)                 -         -       -       -          -     (9,564)
                   ----------  -------- -------  ------  --------- ----------
Balances,
March 31, 2005
(unaudited)        24,000,000  $240,000 436,000  $4,360  $ 248,321 $   97,372
                   ==========  ======== =======  ======  ========= ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                        For the Three Months Ended
                                                March 31,
                                          2005                2004
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                    $    (9,564)    $    (1,944)
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
          Depreciation                            826             492
          Amortization of capitalized loan
          costs                                   350             175
     Changes in operating assets and
     liabilities:
          Increase in accounts receivable        (181)        (50,554)
          Increase decrease in inventory       (9,107)        (28,928)
          Decrease in accounts payable and
          accrued expenses                     (2,364)        (23,862)
                                           ----------     -----------
               Net Cash Used by Operating
               Activities                     (20,040)       (104,621)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of fixed assets                      -               -
                                           ----------     -----------
               Net Cash Used by Investing
               Activities                           -               -
                                           ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Payments on short term lines of credit         -               -
     Change in long term line of credit           (25)            (25)
     Contributed capital                            -          22,522
     Proceeds from stock issuance             436,000               -
                                           ----------     -----------
               Net Cash Provided (Used) by
               Financing Activities           435,975          22,497
                                           ----------     -----------
NET INCREASE (DECREASE) IN CASH               415,935         (82,124)

CASH AT BEGINNING OF PERIOD                    80,739          99,924
                                           ----------     -----------
CASH AT END OF PERIOD                      $  496,674     $    17,800
                                           ==========     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Cash Paid For:

          Interest                         $    4,119     $     1,879
          Income taxes                     $        -     $         -


The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
          Notes to the Consolidated Financial Statements
               March 31, 2005 and December 31, 2004


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December 31, 2004 financial statements. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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


NOTE 3   EQUITY TRANSACTIONS

     Dividends

     The holders of the Series A Preferred Stock are entitled to dividends at the rate of 8 percent per year of the liquidation preference of $1.00 per share, payable annually, if and when declared by the board of directors. Dividends are not cumulative and the board of directors are under no obligation to declare dividends.

                    REFLECT SCIENTIFIC, INC.
          Notes to the Consolidated Financial Statements
              March 31, 2005 and December 31, 2004

NOTE 3   EQUITY TRANSACTIONS (continued)

     Convertibility

     Upon the approval of the Board of Directors, Series A Preferred Stock may be convertible into the Company's common stock by dividing $1.00 plus any unpaid dividends by 50% of the five day average closing bid price of the common shares.

     During the year the Company sold 436,000 shares of Series A Convertible Preferred Stock in exchange for proceeds of $436,000. As a result of the beneficial conversion feature inherent in the conversion rights and preferences of Series A Preferred Stock, the Company has recognized a deemed dividend of $436,000. This deemed dividend was calculated based on the conversion price above at the time of conversion. Because the Company does not have sufficient retained earnings, dividends were recorded in additional paid-in-capital and have a net affect of zero in that account and is therefore not presented on the statement of shareholders' equity as a separate item. This beneficial conversion feature was recorded to additional paid in capital and will be recorded as a deemed dividend to preferred shareholders (accretion) over the period to the instruments earliest conversion date. The Company projects that the preferred shareholders should be able to convert by June 30, 2005.

NOTE 4 -  SUBSEQUENT EVENT

     In May of 2005 the Board of Directors authorized the issuance of 380,000 shares of the Company's common stock to certain officers, directors and staff of the Company for services rendered.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

          Our revenues increased during the quarter ended March 31, 2005, to $507,392, from $500,051 for the quarter ended March 31, 2004, primarily as a result of a general improvement in sales across several product lines and improving market conditions.

          Our cost of goods decreased slightly in the period ending March 31, 2005, as compared to March 31, 2004, to $311,107 from $311,123.

          General and administrative expenses increased to $109,384 during the quarter ended March 31, 2005, from $70,530 during the quarter ended March 31, 2004. This increase was due to the addition of one full-time employee, increased payroll and increased operational expenses, like legal and accounting fees.

     Liquidity and Capital Resources.
     --------------------------------

          Our cash resources at March 31, 2005, were $496,674, with accounts receivable of $281,353. We have relied on revenues and lines of credit for our cash resources. At March 31, 2005, we had utilized $269,011 of our $400,000 line of credit. These funds should be adequate for the next 12 months for continuing operations; however, plans for expansion will require additional capital of between $500,000 and $750,000.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          2004 Convertible Preferred Stock.
          ---------------------------------

          During the quarter ended March 31, 2005, we sold 436,000 shares of our 2004 Series A Convertible Preferred Stock at an offering price of $1.00 per share to 22 persons who were "accredited investors" as that term in defined in Regulation D of the Securities and Exchange Commission.

          We issued all of these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions. See Note 3 of our consolidated financial statements that accompany this Quarterly Report, in Part I, Item 1, above.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits.
-------------------

          Exhibits.

               31.1   302 Certification of Kim Boyce

               31.2   302 Certification of Kevin Cooksy

               32     906 Certification.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REFLECT SCIENTIFIC, INC.

Date: 5/11/05                             /s/Kim Boyce
                                          ------------------------------------
                                          Kim Boyce, President


Date: 5/11/05                             /s/Tom Tait
                                          ------------------------------------
                                          Tom Tait, Vice President


Date: 5/11/05                             /s/Kevin Cooksy
                                          ------------------------------------
                                          Kevin Cooksy, Secretary/Treasurer