Form 10QSB
period 2005-06-30
REFLECT SCIENTIFIC INC
filed 2005-08-11
CIK 1103090

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

                               June 30, 2005

                                24,380,000
                                ----------

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

                    REFLECT SCIENTIFIC, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

               June 30, 2005 and December 31, 2004

                    REFLECT SCIENTIFIC, INC.
                   Consolidated Balance Sheets

                              ASSETS

                                               June 30,        December 31,
                                                2005                2004
                                             (Unaudited)
CURRENT ASSETS

     Cash                                     $   691,192      $    80,739
     Accounts receivable, net                     347,291          281,173
     Inventory, net                               300,956          260,012
     Prepaid expenses                                 800              800
                                              -----------      -----------
          Total Current Assets                  1,340,239          622,724
                                              -----------      -----------
FIXED ASSETS (NET)                                 22,599           24,249
                                              -----------      -----------
OTHER ASSETS

     Deposits                                       5,350            5,350
     Capitalized loan costs, net                    5,075            5,600
                                              -----------      -----------
          Total Other Assets                       10,425           10,950
                                              -----------      -----------
          TOTAL ASSETS                        $ 1,373,263      $   657,923
                                              ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                June 30,        December 31,
                                                2005                2004
                                             (Unaudited)
CURRENT LIABILITIES

     Accounts payable                         $    157,694     $    131,610
     Accrued expenses                               15,357           23,955
     Income taxes payable                           30,705           30,705
                                              ------------     ------------
          Total Current Liabilities                203,756          186,270
                                              ------------     ------------
NON-CURRENT LIABILITIES

     Long term line of credit                      269,011          269,036
     Deferred income taxes                          39,000           39,000
                                              ------------     ------------
          Total Non-Current Liabilities            308,011          308,036
                                              ------------     ------------
          Total Liabilities                        511,767          494,306
                                              ------------     ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

     Preferred stock, $0.01 par value,
     authorized 5,000,000 shares, 700,000
     shares issued and outstanding                   7,000                -
     Common stock, $0.01 par value, authorized
     50,000,000 shares; 24,380,000 shares
     issued and outstanding                        243,800          240,000
     Additional paid-in capital (deficit)          514,937         (183,319)
     Retained earnings                              95,759          106,936
                                             -------------     ------------
          Total Shareholders' Equity               861,496          163,617
                                             -------------     ------------
          TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                             $   1,373,263     $    657,923
                                             =============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
              Consolidated Statements of Operations
                           (Unaudited)


                          For the Three Months Ended  For the Six Months Ended
                                   June 30,                   June 30,
                           2005                2004     2005            2004

REVENUES                    $ 547,349     $ 581,656   $ 1,054,741 $1,081,707

COST OF GOODS SOLD            282,735       332,912       593,842    644,035
                             --------     ---------   ----------- ----------
GROSS PROFIT                  264,614       248,744       460,899    437,672
                             --------     ---------   ----------- ----------
OPERATING EXPENSES

     Salaries and wages        91,239        86,848       161,347    176,182
     Payroll taxes              6,115         6,639        13,613     15,431
     Rent expense              19,448        18,999        38,307     38,058
     General and
      administrative expense  145,160        67,638       250,430    138,168
                             --------     ---------   ----------- ----------
   Total Operating Expenses   261,962       180,124       463,697    367,839
                             --------     ---------   ----------- ----------
OPERATING INCOME                2,652        68,620        (2,798)    69,833
                             --------     ---------   ----------- ----------
OTHER INCOME (EXPENSE)

     Sundry income                  -         5,000             -      5,000
     Miscellaneous income
      (expense)                     -             -             -       (301)
     Interest expense          (4,264)       (2,851)       (8,378)    (5,707)
                             --------     ---------   ----------- ----------
          Total Other Income
          (Expense)            (4,264)        2,149        (8,378)    (1,008)
                             --------     ---------   ----------- ----------
NET INCOME BEFORE INCOME TAX   (1,612)       70,769       (11,176)    68,825
                             --------     ---------   ----------- ----------
INCOME TAX EXPENSE                  -        13,200             -     13,200

NET INCOME                   $ (1,612)    $  57,569   $   (11,176)$   55,625
                             ========     =========   =========== ==========
Preferred distribution,
dividends                    (444,633)            -      (591,946)         -

NET LOSS PER SHARE APPLICABLE
TO COMMON SHAREHOLDERS      $(446,245)    $  57,569   $  (603,122)$   55,625
                            =========     =========   =========== ==========
EARNINGS PER SHARE          $   (0.02)    $    0.00   $     (0.03)$     0.00
                             ========     =========   =========== ==========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING           24,229,670  24,000,000    24,115,470 24,000,000
                             ==========  ==========   =========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
         Consolidated Statements of Shareholders' Equity


                                                        Additional
                      Common Stock     Preferred Stock   Paid-in    Retained
                    Shares      Amount  Shares  Amount   Capital    Earnings
Balance, December
31, 2002           22,914,949    10,000       -       -          -    161,637

Dividend                    -         -       -       -          -   (156,000)

Contributed Capital         -         -       -       -     26,950          -

Recapitalization
(Note 2)            1,085,051   230,000       -       -   (237,791)         -

Net income for the
year ended
December 31, 2003           -         -       -       -          -     58,672
                   ----------  -------- -------  ------  --------- ----------
Balance, December
31, 2003           24,000,000   240,000       -       -   (210,841)    64,309

Contributed capital         -         -       -       -     27,522          -

Net income for the
year ended December
31, 2004                    -         -       -       -          -     42,627
                   ----------  -------- -------  ------  ---------  ---------
Balance,
December 31, 2004  24,000,000   240,000       -       -   (183,319)   106,936

Preferred stock
issued for cash
(unaudited)                 -         - 436,000   4,360    431,640          -

Preferred stock
issued for cash
(unaudited)                 -         - 264,000   2,640    261,360          -

Common stock
issued for services
(unaudited)           380,000     3,800       -       -      5,256          -

Net income for the
six months ended
June 30, 2005
(unaudited)                 -         -       -       -          -    (11,176)
                   ----------  -------- -------  ------  --------- ----------
Balances,
June 30, 2005
(unaudited)        24,380,000  $243,800 700,000  $7,000  $ 514,937 $   95,760
                   ==========  ======== =======  ======  ========= ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                        For the Six Months Ended
                                               June 30,
                                          2005                2004
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                    $   (11,176)    $    55,625
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
          Depreciation                          1,650             350
          Amortization of capitalized loan
          costs                                   525           1,085
          Common stock issued for services      9,056               -
     Changes in operating assets and
     liabilities:
         (Increase) in accounts receivable    (66,118)       (136,947)
         (Increase) decrease in inventory     (40,944)         17,305
          (Increase) decrease in accounts
          payable and accrued expenses         17,485         (15,959)
          Increase in income taxes payable          -          13,200
                                           ----------     -----------
               Net Cash Used by Operating
               Activities                     (89,522)        (65,341)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

     Change in long term line of credit           (25)            (25)
     Contributed capital                            -          22,522
     Proceeds from stock issuance             700,000               -
                                           ----------     -----------
               Net Cash (Used) Provided by
               Financing Activities           699,975          22,497
                                           ----------     -----------
NET INCREASE (DECREASE) IN CASH               610,453         (42,844)

CASH AT BEGINNING OF PERIOD                    80,739          99,924
                                           ----------     -----------
CASH AT END OF PERIOD                      $  691,192     $    57,080
                                           ==========     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Cash Paid For:

          Interest                         $    8,378     $     4,729
          Income taxes                     $        -     $         -


The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
          Notes to the Consolidated Financial Statements
               June 30, 2005 and December 31, 2004

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 financial statements. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

     During the quarterly period, the Company sold 264,000 shares of Series A Convertible Preferred Stock in exchange for proceeds of $264,000, bringing sales of the Series A Convertible Preferred Stock for the six month period ended June 30, 2004, to 700,000 shares for aggregate gross proceeds of $700,000. As a result of the beneficial conversion feature inherent in the conversion rights and preferences of Series A Preferred Stock, the Company has recognized a deemed dividend of $700,000. This deemed dividend was calculated based on the conversion price above at the time of conversion. Because the Company does not have sufficient retained earnings, dividends were recorded in additional paid-in-capital and have a net affect of zero in that account and is therefore not presented on the statement of shareholders' equity as a separate item. This

                   REFLECT SCIENTIFIC, INC.
         Notes to the Consolidated Financial Statements
              June 30, 2005 and December 31, 2004

NOTE 3   EQUITY TRANSACTIONS (continued)

     beneficial conversion feature was recorded to additional paid in capital and will be recorded as a deemed dividend to preferred shareholders (accretion) over the period to the instruments earliest conversion date. This conversion date has been determined to be July 19, 2005.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

          Our revenues decreased during the quarter ended June 30, 2005, to $547,349, from $581,656 for the quarter ended June 30, 2004, primarily as a result of softening sales in the second quarter due to general market conditions across several product lines.

          Our cost of goods decreased in the quarter ended June 30, 2005, as compared to June 30, 2004, to $282,735 from $332,912.

          General and administrative expenses increased to $145,160 during the quarter ended June 30, 2005, from $67,638 during the quarter ended June 30, 2004. This increase was due to the addition of one full-time employee, increased payroll and increased operational expenses, like legal and accounting fees.

          Our revenues decreased during the six months ended June 30, 2005, to $1,054,741, from $1,081,707 for the six months ended June 30, 2004, again primarily as a result of softening sales in the 2nd quarter due to general market conditions across several product lines.

          Our cost of goods decreased in the six months ending June 30, 2005, as compared to June 30, 2004, to $593,842 from $644,035.

          General and administrative expenses increased to $250,430 during the six months ended June 30, 2005, from $138,168 during the six months ended June 30, 2004. This increase was due to the addition of one full-time employee, increased payroll and increased operational expenses, including legal and accounting fees like those reported in the first quarter ended March 31, 2005.

     Liquidity and Capital Resources.
     --------------------------------

          Our cash resources at June 30, 2005, were $691,192, with accounts receivable of $347,291. We have relied on revenues and lines of credit for our cash resources; and have received gross proceeds of $700,000 during the first six months of 2005 from the sale of Series A Convertible Preferred Stock at $1.00 per share. At June 30, 2005, we had utilized $269,011 of our $400,000 line of credit. These funds should be adequate for the next 12 months for continuing operations; however, plans for expansion will require additional capital of between $500,000 and $750,000.

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

Item 3. Controls and Procedures.
--------------------------------

          As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          2004 Convertible Preferred Stock.
          ---------------------------------

          As of the quarter ended June 30, 2005, we sold 700,000 shares of our 2004 Series A Convertible Preferred Stock at an offering price of $1.00 per share to 26 persons who were "accredited investors" as that term in defined in Regulation D of the Securities and Exchange Commission.

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

          We also issued 380,000 shares of common stock for services during the quarter ended June 30, 2005, valued at $.0238 per share or $9,056.00.

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

                                          REFLECT SCIENTIFIC, INC.

Date: 8/10/05                             /s/Kim Boyce
                                          ------------------------------------
                                          Kim Boyce, President

Date: 8/10/05                             /s/Tom Tait
                                          ------------------------------------
                                          Tom Tait, Vice President


Date: 8/10/05                             /s/Kevin Cooksy
                                          ------------------------------------
                                          Kevin Cooksy, Secretary/Treasurer