Form 10QSB
period 2005-09-30
REFLECT SCIENTIFIC INC
filed 2005-11-14
CIK 1103090

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes     No X
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

                            September 30, 2005

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

                    REFLECT SCIENTIFIC, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 2005 and December 31, 2004

                    REFLECT SCIENTIFIC, INC.
                   Consolidated Balance Sheets

                              ASSETS

                                            September 30,        December 31,
                                                2005                2004
                                             (Unaudited)
CURRENT ASSETS

     Cash                                     $   461,586      $    80,739
     Accounts receivable, net                     335,302          281,173
     Inventory, net                               353,145          260,012
     Prepaid expenses                                 800              800
                                              -----------      -----------
          Total Current Assets                  1,150,833          622,724
                                              -----------      -----------
FIXED ASSETS (NET)                                 21,775           24,249
                                              -----------      -----------
OTHER ASSETS

     Deposits                                       5,350            5,350
     Capitalized loan costs, net                    4,900            5,600
                                              -----------      -----------
          Total Other Assets                       10,250           10,950
                                              -----------      -----------
          TOTAL ASSETS                        $ 1,182,858      $   657,923
                                              ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND SHAREHOLDERS' EQUITY

                                            September 30,        December 31,
                                                2005                2004
                                             (Unaudited)
CURRENT LIABILITIES

     Accounts payable                         $    185,584     $    131,610
     Accrued expenses                               10,656           23,955
     Income taxes payable                           30,705           30,705
                                              ------------     ------------
          Total Current Liabilities                226,945          186,270
                                              ------------     ------------
NON-CURRENT LIABILITIES

     Long term line of credit                            -          269,036
     Deferred income taxes                          39,000           39,000
                                              ------------     ------------
          Total Non-Current Liabilities             39,000          308,036
                                              ------------     ------------
          Total Liabilities                        265,945          494,306
                                              ------------     ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

     Preferred stock, $0.01 par value,
     authorized 5,000,000 shares, 700,000
     shares issued and outstanding                   7,000                -
     Common stock, $0.01 par value, authorized
     50,000,000 shares; 24,380,000 shares
     issued and outstanding                        243,800          240,000
     Additional paid-in capital (deficit)          514,937         (183,319)
     Retained earnings                             151,176          106,936
                                             -------------     ------------
          Total Shareholders' Equity               916,913          163,617
                                             -------------     ------------
          TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                             $   1,182,858     $    657,923
                                             =============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
              Consolidated Statements of Operations
                           (Unaudited)


                          For the Three Months Ended For the Nine Months Ended
                                September 30,               September 30,
                           2005                2004     2005            2004

REVENUES                    $ 573,572     $ 522,600   $ 1,628,313 $1,604,307

COST OF GOODS SOLD            326,041       319,435       919,883    963,470
                             --------     ---------   ----------- ----------
GROSS PROFIT                  247,531       203,165       708,430    640,837
                             --------     ---------   ----------- ----------
OPERATING EXPENSES

     Salaries and wages        88,784        87,091       250,131    263,273
     Payroll taxes              7,803         7,127        21,416     22,558
     Rent expense              21,454        19,306        59,761     57,364
     General and
      administrative expense   72,490        88,127       322,921    226,295
                             --------     ---------   ----------- ----------
   Total Operating Expenses   190,531       201,648       654,229    569,487
                             --------     ---------   ----------- ----------
OPERATING INCOME               57,000         1,517        54,201     71,350
                             --------     ---------   ----------- ----------
OTHER INCOME (EXPENSE)

     Sundry income                  -             -             -      5,000
     Miscellaneous expense          -             -             -       (301)
     Interest expense          (1,583)       (3,051)       (9,961)    (8,759)
                             --------     ---------   ----------- ----------
          Total Other Income
          (Expense)            (1,583)       (3,051)       (9,961)    (4,060)
                             --------     ---------   ----------- ----------
NET INCOME (LOSS) BEFORE
INCOME TAX                     55,417        (1,534)       44,240     67,290
                             --------     ---------   ----------- ----------
INCOME TAX EXPENSE                  -             -             -     13,200

NET INCOME                   $ 55,417     $  (1,534)  $    44,240 $   54,090
                             ========     =========   =========== ==========
Preferred distribution,
dividends                    (108,054)            -      (700,000)         -

NET INCOME (LOSS) PER SHARE
APPLICABLE TO COMMON
SHAREHOLDERS                $ (52,637)    $  (1,534)  $  (655,759)$   54,090
                            =========     =========   =========== ==========
EARNINGS PER SHARE          $    0.00     $   (0.00)  $      0.00 $     0.00
                             ========     =========   =========== ==========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING           24,380,000  24,000,000    24,204,615 24,000,000
                             ==========  ==========   =========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
         Consolidated Statements of Shareholders' Equity


                                                        Additional
                      Common Stock     Preferred Stock   Paid-in    Retained
                    Shares      Amount  Shares  Amount   Capital    Earnings
Balance,
December 31, 2004  24,000,000   240,000       -       -   (183,319)   106,936

Preferred stock
issued for cash
(unaudited)                 -         - 436,000   4,360    431,640          -

Preferred stock
issued for cash
(unaudited)                 -         - 264,000   2,640    261,360          -

Common stock
issued for services
(unaudited)           380,000     3,800       -       -      5,256          -

Net income for the
nine months ended
September 30, 2005
(unaudited)                 -         -       -       -          -     44,240
                   ----------  -------- -------  ------  --------- ----------
Balances,
September 30, 2005
(unaudited)        24,380,000  $243,800 700,000  $7,000  $ 514,937 $  151,176
                   ==========  ======== =======  ======  ========= ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                        For the Nine Months Ended
                                             September 30,
                                          2005                2004
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                           $    44,240     $    54,090
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
          Depreciation                          2,474           1,676
          Amortization of capitalized loan
          costs                                   700             350
          Common stock issued for services      9,056               -
     Changes in operating assets and
     liabilities:
         (Increase) in accounts receivable    (54,129)        (86,666)
         (Increase) in inventory              (93,133)        (31,079)
         Increase (decrease) in accounts
          payable and accrued expenses         40,675         (26,124)
                                           ----------     -----------
               Net Cash (Used) by Operating
               Activities                     (50,117)        (87,753)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

     Change in long term line of credit      (269,036)            (25)
     Contributed capital                            -          22,522
     Proceeds from preferred stock issuance   700,000               -
                                           ----------     -----------
               Net Cash Provided by
               Financing Activities           430,964          22,497
                                           ----------     -----------
NET (INCREASE) DECREASE IN CASH               380,847         (65,256)

CASH AT BEGINNING OF PERIOD                    80,739          99,924
                                           ----------     -----------
CASH AT END OF PERIOD                      $  461,586     $    34,668
                                           ==========     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Cash Paid For:

          Interest                         $    9,961     $     3,051
          Income taxes                     $        -     $         -


The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
          Notes to the Consolidated Financial Statements
            September 30, 2005 and December 31, 2004

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December 31, 2004 financial statements. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

     Convertibility

     Upon the approval of the Board of Directors, Series A Preferred Stock may be convertible into the Company's common stock by dividing $1.00 plus any unpaid dividends by 50% of the five day average closing bid price of the common shares. The Company's board of directors has subsequently voted to amend the terms of the conversion price of the Series A Preferred Stock to be %0.60 per share.

     During the period the Company sold 700,000 shares of Series A
     Convertible Preferred Stock in exchange for proceeds of $700,000. As a result of the beneficial conversion feature inherent in the conversion rights and preferences of Series A Preferred Stock, the Company has recognized a deemed dividend of $700,000. This deemed dividend was calculated based on the conversion price above at the time of conversion. Because the Company does not have sufficient retained earnings, dividends were recorded in additional paid-in-capital and have a net affect of zero in that account and is therefore not presented on the statement of shareholders' equity as a separate item. This beneficial conversion feature was recorded to additional paid in capital and will be recorded as a deemed dividend to preferred shareholders (accretion) over the period to the instruments earliest conversion date. This date was July 19, 2005. Subsequent to September 30, 2005, and as of the date of this report, holders of the preferred shares have converted all 700,000 shares into 1,166,667 shares of common stock.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

          Our revenues increased during the quarter ended September 30, 2005, to $573,572, from $522,600 for the quarter ended September 30, 2004, primarily as a result of a general improvement in sales across several product lines.

          Our cost of goods increased in the quarter ended September 30, 2005, as compared to September 30, 2004, to $326,041 from $319,435, as a result of increased raw material costs and increased sales.

          General and administrative expenses decreased to $72,490 during the quarter ended September 30, 2005, from $88,127 during the quarter ended September 30, 2004. This decrease was due to a reduction in research and development expenses.

          Our revenues increased during the nine months ended September 30, 2005, to $1,628,313, from $1,604,307 for the nine months ended September 30, 2004, again primarily as a result of increased sales across several product lines.

          Our cost of goods decreased in the nine months ending September 30, 2005, as compared to September 30, 2004, to $919,883 from $963,470, as a result of a one time inventory obsolescence write off that was taken in 2004.

          General and administrative expenses increased to $322,921 during the nine months ended September 30, 2005, from $226,296 during the nine months ended September 30, 2004. This increase was due to increased operational expenses, primarily legal and accounting expenses.

     Liquidity and Capital Resources.
     --------------------------------

          Our cash resources at September 30, 2005, were $461,586, with accounts receivable of $335,302. We have relied on revenues and lines of credit for our cash resources; and have received gross proceeds of $700,000 during the first six months of 2005 from the sale of Series A Convertible Preferred Stock at $1.00 per share. At September 30, 2005, we had paid off our line of credit. These funds should be adequate for the next 12 months for continuing operations; however, plans for expansion will require additional capital of between $500,000 and $750,000.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          2004 Convertible Preferred Stock.
          ---------------------------------

          As of the quarter ended June 30, 2005, we sold 700,000 shares of our 2004 Series A Convertible Preferred Stock at an offering price of $1.00 per share to 26 persons who were "accredited investors" as that term in defined in Regulation D of the Securities and Exchange Commission.
Subsequent to September 30, 2005, and as of the date of this Quarterly Report, holders of the preferred shares have converted all 700,000 shares into 1,166,667 shares of common stock.

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

                                          REFLECT SCIENTIFIC, INC.

Date: 11/10/05                            /s/Kim Boyce
                                          ------------------------------------
                                          Kim Boyce, President

Date: 11/10/05                            /s/Tom Tait
                                          ------------------------------------
                                          Tom Tait, Vice President


Date: 11/10/05                            /s/Kevin Cooksy
                                          ------------------------------------
                                          Kevin Cooksy, Secretary/Treasurer