Form 10KSB
period 2005-12-31
REFLECT SCIENTIFIC INC
filed 2006-02-28
CIK 1103090

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the calendar year ended December 31, 2005

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

         Check whether the Issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [  ]

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the Issuer is a shell company (as
defined by Rule 12b-2 of the Exchange Act).  Yes      No X
                                                 ---    ---

         State the Issuer's revenues for its most recent calendar year (December 31, 2005): $2,241,069.

         The aggregate market value of the common equity of our Company (comprised only of our common stock) held by non-affiliates, based upon the average bid and asked prices of our common stock on February 22, 2006 ($1.50 per share), as reported by the OTC Bulletin Board of the National Association of Securities Dealers, Inc., was approximately $9,797,628, based upon a non-affiliate ownership of 6,531,752 shares.

         Our Company has not been involved in any bankruptcy proceedings.

         The number of shares of our Company's common equity outstanding as of December 31, 2005, was 25,530,002 shares of common stock; and 10,000 shares of 2004 Series A Convertible Preferred Stock.

         A description of our "Documents Incorporated by Reference" is contained in the Exhibit Index, Part III, Item 13, of this Annual Report.

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

     Material Developments During Calender 2005.
     -------------------------------------------

          On January 17, 2005, we accepted the resignation of Pamela Boyce, our Secretary/Treasurer, for personal reasons. We elected Tom Tait and Craig
D. Morrison, M.D. to serve on our Board of Directors; Tom Tait to serve as our Vice President; and Kevin Cooksy to serve as our Secretary/Treasurer, all until the next annual meetings of our shareholders and Board of Directors.
See our 8-K Current Report dated January 17, 2005, filed with the Securities and Exchange Commission on January 18, 2005, and which is incorporated herein by reference. See Part III, Item 13.

          During the year ended December 31, 2005, we offered and sold 700,000 shares of our Series A Convertible Preferred Stock in a private placement to "accredited investors" only. During that year, 690,000 shares of this class of our preferred stock were converted into 1,150,002 shares of our common stock at a price of $0.60 per share. As of December 31, 2005, 10,000 shares of this class of preferred stock were issued and outstanding.

          On November 29, 2005, we announced the execution of a Letter of Intent to acquire Cryomastor Corporation, a California corporation ("Cryo"). If and when the acquisition of Cryo and its newly developed ultra low temperature freezer ("ULT") is completed, it will provide us with tremendous growth potential. Under the Letter of Intent, we loaned Cryo the sum of $200,000 on or about January 25, 2006. We anticipate closing this acquisition during the second quarter of fiscal 2006, depending upon the availability of required funding. See our 8-K Current Report dated January 25, 2006, filed with the Securities and Exchange Commission on January 30, 2006, and which is incorporated herein by reference. See Part III, Item 13.

     Material Developments Prior to Calendar 2005.
     ---------------------------------------------

          For a discussion of the material developments of our Company prior to December 31, 2005, see our 10-KSB Annual Report for the year ended December 31, 2004. See Part III, Item 13.

Business.
---------

          Our Company, through Reflect Scientific, Inc., a California corporation and our wholly-owned subsidiary ("Reflect California"), is engaged in the manufacture and distribution of unique laboratory "consumables" and "disposables" such as filtration and purification products, customized sample handling vials, electronic wiring assemblies, high temperature silicone, graphite and Vespel/graphite sealing components for use by Original Equipment Manufacturers ("OEM") in the chemical analysis industries primarily in the field of gas/liquid chromatography. Kim Boyce, our President and a director, founded our Company in Mountain View, California, in 1993, to provide these products to customer specification and in specialized packaging direct to high volume OEM clients.

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

          We have a product line of over 1,000 items that includes gas ultra purification filters, molecular sieves and various scientific items necessary to most chemistry laboratories in the world. Several corporations in the global market place are the primary buyers of our filters, which are manufactured internally and delivered to our OEM customer base. It is this customer-focused system, incorporating tailor-made products to the customer's specification, that has developed a solid customer base.

          Our existing manufacturing location in Orem, Utah, produces the glass vial caps, silicone liners, laser filtration products, gas chromatography filtration products, high pressure liquid chromatography products, various ferrules and high temperature septa products.

          Our Company's OEM Strategy is to manufacture products as defined by the buyers and to nameplate these products with the name of the buyers as if we were an in-house R & D company manufacturing specifically for a parent; this has proved to be immediately successful in creating a niche market for us. By producing precisely what OEM's require in such critical areas as gas purifiers, we are not under pressure to create our own catalogue or to compete against any other producer of similar "consumables" directly since our work is within the scientific confines of the buyers' companies and often carries the nameplate of the buyers.

     Chromatography, Generally.
     --------------------------

          Chromatography is a widely used method to separate, detect and quantify organic chemicals. The procedure relies upon capillary action as the separating mechanism. There are several types of chromatography, including liquid and gaseous applications. We are active in all of the sub-markets of chromatography.

     Gas Chromatography.
     -------------------

          Gas Chromatography is a method for separating the components of a solution and measuring their relative quantities. It is a useful technique for chemicals that do not decompose at high temperatures and when a very small quantity of a sample ("micrograms") is available.

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

Dependence One or More Customers.
---------------------------------

          Three of our customers represent approximately 85% of our revenues. Our relationships with these customers are strong and have been stable for many years.

Competitive Conditions.
-----------------------

          In recent years, including our calendar year ended December 31, 2005, there has been no erosion in our business due to changes in competition. We believe that we continue to enjoy a strong niche market that remains somewhat insulated from main stream competition.

Patents and Trademarks.
-----------------------

          We do not have any patents or trademarks, and to the best of our knowledge, none of our products infringe on any other patents or trademarks. We are not making or selling any products under any third party licensing agreements.

Growth Plan.
------------

          Outlined below are the key elements of our current plans to (i) expand our existing business and to (ii) create and position a transformed business in the biotech and other high growth industries.

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

Cold Storage of Compounds.
--------------------------

          We have signed a Letter of Intent to acquire Cryo. See the heading "Material Developments During Calender 2005," above, under the caption "Business Development," of this Item. Cryo has developed a unique ultra low temperature freezer that addresses a growing critical need as a repository for users in biotech, U.S. disease control centers, hospitals and military bio-research. The Cryo ULT provides superior temperature control, reliability and energy savings, and this technology is expected to play an important role in areas such as vaccine storage, stem cell research and other emerging growth areas.

Research and Development.
-------------------------

          In 2004, we expended $12,318 for research and development. From January 1, 2005, to December 31, 2005, we expended $804 for research and development.

Employees.
----------

          We employ seven full-time employees and two part-time employees.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

     Small Business Issuer.
     ----------------------

          The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. We are deemed to be a "small business issuer."

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

          Compliance with these requirements may make it harder for our stockholders to resell their shares.

     Reporting Obligations.
     ----------------------

          Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

          We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Governmental Approvals.
-----------------------

          No products presently being manufactured or sold by us are subject to prior governmental approvals.

Item 2.  Description of Property.

Facilities.
-----------

          Orem, Utah - This facility is a manufacturing and office facility with 6,000 square feet of space; our Company leases this facility at $3,563 per month, with the lease term expiring on November 30, 2008.

          Mountain View, California - This facility is office space only with 1,870 square feet of space; our Company leases this facility at $1,738 per month, with the lease term expiring on July 31, 2006.

Item 3.  Legal Proceedings.

          There are no material legal proceedings pending against or involving our Company; and none of our directors, executive officers or 10% stockholders is party to any action adverse to us.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of our Company's security holders during the fourth quarter of the calendar year covered by this Annual Report.

                                    PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Purchases of Equity Securities.

         The common stock of our Company is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD")under the symbol "RSCF."

Market Prices and Bid Information for Common Stock.
---------------------------------------------------

         The following table sets forth, for the periods indicated, the high and low bid information for our common stock on the OTC Bulletin Board for the two years ended December 31, 2005:

          Calender           Quarterly
           Year               Period                   High              Low
          ------             ---------                 ----              ---

          2004:            First Quarter              $0.18             $0.15
                           Second Quarter              0.20              0.18
                           Third Quarter               0.20              0.20
                           Fourth Quarter              0.25              0.20

          2005:            First Quarter              $0.30             $0.25
                           Second Quarter              0.30              0.30
                           Third Quarter               1.82              0.30
                           Fourth Quarter              1.97              1.21

          The high and low bid information respecting the quotations of our common stock on the OTC Bulletin Board was provided by the National Quotations Bureau, LLC, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Holders.
     --------

          The number of record holders of our common stock as of February 22, 2006, was approximately 98; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

     Dividends.
     ----------

          We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

          The holders of our Series A Convertible Preferred Stock are entitled to dividends at the rate of 8% per year of the liquidation preference of $1.00 per share, payable, annually, if and when declared by our board of directors. Dividends are not cumulative and our board of directors is under no obligation to declare dividends. There are only 10,000 outstanding shares of this class of our preferred stock.

     Recent Sales of Restricted Securities; Use of Proceeds of Registered Securities.
-----------

     *Common Stock.
     --------------

          Except for shares of our common stock that were issued in conversion of Series A Convertible Preferred Stock as outlined below and 380,000 shares that were issued for services that are also described below, the only common stock that comprised "restricted securities" issued by us during the past three years were issued pursuant to the "Reflect California Agreement" whereby we acquired Reflect California on December 31, 2004. See our 8-K Current Report dated December 31, 2004, filed with the Securities and Exchange Commission on January 15, 2004, and which is incorporated herein by reference. The following indicates the number of shares of Reflect California common stock exchanged for shares of common stock of our Company.

                             Number of Shares         Number of Shares of
                                Owned of               Our Common Stock
Name and Address            Reflect California      Received in Exchange
----------------            ------------------      --------------------
Kim Boyce                       8,171               18,723,250
970 Terra Bella Avenue
Mountain View, CA  94043

Michael Dancy                      43.6                100,000
Suite 205
455 East 500 South Street
Salt Lake City, Utah 84111

Diversified Instruments, LLC      733.8              1,681,500
528 14th Avenue
Salt Lake City, Utah 84103

David Nelson                       43.6                100,000
Suite 200
455 East 500 South Street
Salt Lake City, Utah 84111

SCS, Inc.                       1,008                2,310,199
Suite 200
455 East 500 South Street
Salt Lake City, Utah 84111
                                ------              ----------
Totals:                         10,000              22,914,949

     *Common Stock Issued For Services.
     ----------------------------------

          Effective May 6, 2005, we issued 380,000 shares of our common stock to eleven persons, which included three of our directors and executive officers, for services rendered and valued at approximately $0.03 per share.

     *2004 Convertible Preferred Stock.
     ----------------------------------

          During the year ended December 31, 2005, we sold 700,000 shares of our 2004 Series A Convertible Preferred Stock at an offering price of $1.00 per share to 26 persons who were "accredited investors" as that term in defined in Regulation D of the Securities and Exchange Commission. During the calendar year ended December 31, 2005, 690,000 shares of this class of our preferred stock were converted by the holders thereof into 1,150,002 shares of our common stock.

          * We issued all of these securities to persons who were "accredited investors" or "sophisticated investors" as those terms are defined in Regulation D of the Securities and Exchange Commission; and each such investor had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission. Sales to "accredited investors" are preempted from state regulation.

     Use of Proceeds of Registered Securities.
     -----------------------------------------

          There were no proceeds received during the calendar year ended December 31, 2005, from the sale of registered securities.

     Securities Authorized for Issuance under Equity Compensation Plans.
     -------------------------------------------------------------------

          We have no equity compensation plans.

     Purchases of Equity Securities by Us and Affiliated Purchasers.
     ---------------------------------------------------------------

          There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2005.

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

          Also see the heading "Growth Plan" of the caption "Business" of Part I, Item 1, above.

     Results of Operations.
     ----------------------

          Our revenues increased during the year ended December 31, 2005, to $2,241,069, from $2,103,339 for the year ended December 31, 2004, primarily as a result of a general improvement in sales across most product lines, due to the addition of several new product lines.

          Our cost of goods increased in the period ending December 31, 2005, as compared to December 31, 2004, to $1,323,883 from $1,281,529. The difference was partly as a result of a increased sales and raw material price increases. The percentage on gross margins for the two years was essentially unchanged.

          General and administrative expenses increased to $380,845 during the year ended December 31, 2005, from $220,931 during the year ended December 31, 2004. This was due to a increase in outside services, accounting and legal fees.

     Liquidity and Capital Resources.
     --------------------------------

          Our cash resources at December 31, 2005, were $492,102, with accounts receivable of $317,274. We have relied on revenues and sales of preferred stock for cash resources. At December 31, 2005, we raised $700,000 from the sale of 700,000 shares of our 2004 Series A Convertible Preferred Stock. These funds should be adequate for the next 12 months for continuing operations and our plans for expansion; however, additional funds will be required to complete certain planned acquisitions, including the acquisition of Cryo that is discussed in Part I, Item 1, above.

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

Item 7.  Financial Statements.

             REFLECT SCIENTIFIC, INC. AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005

                         C O N T E N T S


Report of Independent Registered Accounting Firm . . . . . . .  F-3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Operations. . . . . . . . . . . . .  F-6

Consolidated Statements of Shareholder's Equity. . . . . . . .  F-7

Consolidated Statements of Cash Flows. . . . . . . . . . . . .  F-8

Notes to the Consolidated Financial Statements . . . . . . . .  F-9

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders of
Reflect Scientific, Inc. and Subsidiary
Mountain View, California

We have audited the accompanying consolidated balance sheet of Reflect Scientific, Inc. and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reflect Scientific, Inc. and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
February 10, 2006

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
                    Consolidated Balance Sheet


                              ASSETS

                                                   December 31,
                                                       2005
CURRENT ASSETS

     Cash                                          $   492,102
     Accounts receivable (Note 2)                      317,274
     Inventory (Note 4)                                305,684
     Prepaid assets                                      4,363
                                                   -----------
          Total Current Assets                       1,119,423
                                                   -----------
FIXED ASSETS, NET (Note 3)                              20,950
                                                   -----------
OTHER ASSETS

     Deposits                                            5,350
                                                   -----------
          TOTAL ASSETS                             $ 1,145,723
                                                   ===========


The accompanying notes are an integral part of these consolidated financial statements.

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
              Consolidated Balance Sheet (Continued)


               LIABILITIES AND SHAREHOLDER'S EQUITY

                                                     December 31,
                                                         2005
CURRENT LIABILITIES

     Accounts payable                                $  176,644
     Accrued expenses                                     2,343
     Income taxes payable                                23,077
                                                     ----------
          Total Current Liabilities                     202,064
                                                     ----------
NON-CURRENT LIABILITIES

     Deferred income taxes                               32,823
                                                     ----------
               Total Liabilities                        234,887
                                                     ----------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDER'S EQUITY

     Preferred stock, $0.01 par value, authorized
      5,000,000 shares; 10,000 shares issued and
      outstanding                                           100
     Common stock, $0.01 par value, authorized
      50,000,000 shares; 25,530,002 shares issued
     and outstanding                                    255,300
     Additional paid in capital                         510,337
     Retained earnings                                  145,099
                                                     ----------
          Total Shareholder's Equity                    910,836
                                                     ----------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY $1,145,723
                                                     ==========

The accompanying notes are an integral part of these consolidated financial statements.

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
              Consolidated Statements of Operations


                                        For the Years Ended
                                           December 31,
                                        2005           2004

REVENUES                               $2,241,069     $2,103,339

COST OF GOODS SOLD                      1,323,883      1,281,529
                                       ----------     ----------
GROSS PROFIT                              917,186        821,810
                                       ----------     ----------
OPERATING EXPENSES

     Salaries and wages                   362,935        368,498
     Payroll taxes                         29,495         31,277
     Rent expense                          79,587         76,613
     General and administrative           380,845        220,931
                                       ----------     ----------
          Total Operating Expenses        852,862        697,319
                                       ----------     ----------
OPERATING INCOME                           64,324        124,491
                                       ----------     ----------
OTHER EXPENSES

     Interest expense                      (9,261)       (12,159)
                                       ----------     ----------
          Total Other Income (Expenses)    (9,261)       (12,159)
                                       ----------     ----------
INCOME BEFORE INCOME TAX EXPENSE           55,063        112,332
                                       ----------     ----------
     Income tax expense                    16,900         69,705
                                       ----------     ----------
NET INCOME                             $   38,163     $   42,627
                                       ==========     ==========
Preferred distribution dividends         (700,000)             -

NET INCOME APPLICABLE TO COMMON
SHAREHOLDERS                           $ (661,837)    $   42,627
                                       ==========     ==========

BASIC AND FULLY DILUTED EARNINGS
PER SHARE                              $    (0.03)    $     0.00
                                       ==========     ==========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                          24,441,014     24,000,000
                                       ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
         Consolidated Statements of Shareholder's Equity


                                                        Additional
                    Preferred Stock   Common Stock       Paid-in    Retained
                    Shares   Amount  Shares    Amount    Capital    Earnings
Balance,
December 31, 2003         -  $    -  24,000,000  240,000 $(210,841)    64,309

Contributed capital       -       -           -        -    27,522          -

Net income for the
year ended December
31, 2004                  -       -           -        -         -     42,627
                   --------   -----  ----------  -------  --------   --------
Balance,
December 31, 2004         -       -  24,000,000  240,000  (183,319)   106,936

Preferred stock
issued for cash     700,000   7,000           -        -   693,000          -

Common stock
issued for services       -       -     380,000    3,800     5,256          -

Conversion of
preferred stock
into common
stock              (690,000) (6,900)  1,150,002   11,500    (4,600)         -

Net income for
the year ended
December 31, 2005         -       -           -        -         -     38,163
                   --------   -----  ----------  -------  --------   --------
Balance,
December 31, 2005    10,000 $   100  25,530,002 $255,300  $510,337  $ 145,099
                   ======== =======  ==========  =======  ========  =========


The accompanying notes are an integral part of these consolidated financial statements.

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
              Consolidated Statements of Cash Flows


                                           For the Years Ended
                                              December 31,
                                            2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                              $ 38,163    $   42,627
     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
          Depreciation                          3,299         2,883
          Amortization of capitalized
          loan costs                            5,600           525
          Common stock issued for services      9,056             -
     Changes in operating assets and
     liabilities:
          Increase in accounts receivable     (36,101)      (48,709)
          (Increase) decrease in prepaid
          expenses                             (3,563)            -
          Increase in net inventory           (45,672)      (49,565)
          Increase in accounts payable and
          accrued liabilities                   9,617        10,716
                                             --------     ---------
               Net Cash Used in
               Operating Activities           (19,601)      (41,523)
                                            ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of fixed assets                       -        (5,209)
                                            ---------     ---------
               Net Cash Used by
               Investing Activities                 -        (5,209)
                                            ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES

     Change in long term line of credit      (269,036)           25
     Capital contribution                           -        27,522
     Proceeds from preferred stock issuance   700,000             -
                                            ---------     ---------
               Net Cash Provided by
               Financing Activities           430,964        27,547
                                            ---------     ---------
NET INCREASE (DECREASE) IN CASH               411,363       (19,185)

CASH AT BEGINNING OF YEAR                      80,739        99,924
                                            ---------     ---------
CASH AT END OF YEAR                         $ 492,102     $  80,739
                                            =========     =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Cash Paid For:

     Interest                               $   9,261     $  12,159
     Income taxes                           $  31,687     $       -

The accompanying notes are an integral part of these consolidated financial statements.

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

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

     On December 30, 2003, pursuant to an agreement and plan of reorganization, the Company completed a reverse merger with the shareholders of Reflect Scientific, Inc. in which it acquired 100% of Reflect Scientific, Inc., a California Company in exchange for 22,914,949 common shares of the Company. The terms of the acquisition are detailed in an 8-K filing dated December 31, 2003. Under the terms of the agreement, the President of Reflect Scientific, Inc. became the President of the Company and was elected to the Board of Directors, the acquisition was accounted for as a recapitalization of Reflect Scientific, Inc. because the members of Reflect Scientific, Inc. controlled the Company after the acquisition. Reflect Scientific, Inc. was treated as the acquiring entity for accounting purposes and Cole, Inc. was the surviving entity for legal purposes. There was no adjustment to the carrying values of the assets or liabilities of Reflect Scientific, Inc. and no goodwill was recorded. The operations for the year ended December 31, 2005 and 2004 are those of Reflect Scientific, Inc.

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

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d. Accounts Receivable

     The Company writes off trade receivables when deemed uncollectable. The Company expensed $0 and $0 to bad debt expense for the years ended December 31, 2005 and 2004, respectively. The allowance for doubtful accounts balance at December 31, 2005 was $11,038.

     e. Inventory

     Inventories are stated at the lower of cost or market value based upon the First-In First-Out (FIFO) inventory method. The Company's inventory primarily consists of parts for scientific vial kits.

     f. Capitalized Loan Costs

     Capitalized loan costs are related to the origination and maintenance of a note payable that was paid in full as of December 31, 2005. These capitalized costs were being amortized on a straight line basis over the term of the related debt. As of December 31, 2005 all capitalized loan costs had been expensed. Amortization expense related to these costs was $5,600 and $525 in 2005, and 2004, respectively.

     g. Advertising Expense

     The Company follows the policy of charging the costs of advertising to expense as incurred. The Company recognized $1,034 and $4,338 of advertising expense during the years ended December 31, 2005, and 2004, respectively.

     h. Newly Issued Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123
      )) "Share-based payment". SFAS 123 ) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 ) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     h. Newly Issued Accounting Pronouncements (Continued)

     In November 2004, the FASB issued SFAS No. 151 (SFAS 151), "Inventory Costs". SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the results of operations of the Company.

     In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions," which is effective for years beginning after June 15, 2005. The adoption of this new accounting standard had no material effect on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153 (SFAS 153) "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on the Company's financial position or results of operations.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004


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

     I.   Basic Earnings Per Share

     The computation of earnings per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:


                                         For the Years Ended
                                             December 31,
                                            2005     2004

        Net Income (Numerator)         $(661,837)   $   42,627
        Shares (denominator)          24,441,014    24,000,000
                                      ----------    ----------
        Per share amount              $    (0.03)   $     0.00
                                      ==========    ==========

 As of December 31, 2005 the Company had 10,000 shares of outstanding common stock equivalents, as such the diluted earnings per share and basic earnings per share are the same.

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

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 k.     Income Taxes (Continued)

 The provision (benefit) for income taxes for the year ended December 31, 2005 and 2004 consist of the following:

                                               2005       2004

        Federal:
              Current                       $ 21,046   $  20,765
              Deferred                        (4,542)     27,043

          State:
              Current                          2,031       9,940
              Deferred                        (1,635)     11,957
                                            --------   ---------
                                            $ 16,900   $  69,705
                                            ========   =========
 Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:
                                               2005        2004

        Deferred tax assets:
              NOL Carryover                 $      -   $       -

        Deferred tax liabilities
              Depreciation                   (32,823)    (39,000)

        Valuation allowance                        -           -
                                            --------   ---------
        Net deferred tax liability          $(32,823)  $ (39,000)
                                            ========   =========

 The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the year ended December 31, 2005 and 2004 due to the following:

                                               2005         2004

          Book Tax Expense                  $ 18,612    $ 20,427
          Meals & Entertainment                2,423       3,783
          Research & Development                   -         961
          Stock for Services                   3,060           -
          Depreciation                           509      (4,700)
          Income Tax Expense                  (1,527)     23,380
          State Taxes                              -      (3,876)
          Research Credit                          -     (19,210)
                                            --------    --------
                                            $ 23,077    $ 20,765
                                            ========    ========

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

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

                                                     December 31,

                                                         2005

 Machinery and equipment                              $    5,685
 Furniture and fixtures                                   25,214
 Computer and office equipment                            59,180
 Leasehold improvements                                   23,671
 Accumulated depreciation                                (92,800)
                                                      ----------
         Total Fixed Assets                           $   20,950
                                                      ==========

 Depreciation expense for the years ended December 31, 2005, and 2004, was $3,299 and $2,883, respectively.

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 4 -    INVENTORIES

 Inventory consisted of the following at December 31, 2005:



 Finished goods                                          305,684
                                                      ----------
         Total Inventory                              $  305,684
                                                      ==========

NOTE 5-         COMMITMENTS AND CONTINGENCIES

 Operating Lease Obligations

 The Company leases its office and warehouse space under non-cancelable lease agreements accounted for as operating leases. The Company also leases several automobiles under similar non-cancelable lease agreements, which are also accounted for as operating leases.

 Minimum rental payments under the non-cancelable operating leases are as follows:

        Years ending
        December 31,                                                 Amount


               2006                                               $  59,384
               2007                                                  44,292
               2008                                                  38,278
               2009                                                       -
               2010                                                       -
                                                                  ---------
               Total                                              $ 141,954
                                                                  =========

 Rent expense was $79,587 and $76,613 for the years ended December 31, 2005, and 2004, respectively.

 Automobile lease expense was $10,673 and $15,170 for the years ended December 31, 2005, and 2004, respectively.

NOTE 6 -    PREFERRED STOCK

 In November 2004 the Company amended its Articles of Incorporation so as to authorize 5,000,000 shares of preferred stock. 750,000 of these shares have been designated as "Series A Convertible Preferred Stock". During the year ended December 31, 2005 theses shares were offered in a private placement. As of December 31, 2005 10,000 shares of the preferred stock are issued and outstanding.

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 6 -    PREFERRED STOCK (continued)

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

 During the year the Company sold 700,000 shares of Series A Convertible Preferred Stock in exchange for proceeds of $700,000. As a result of the beneficial conversion feature inherent in the conversion rights and preferences of Series A Preferred Stock, the Company has recognized a deemed dividend of $700,000. This deemed dividend was calculated based on the conversion price above at the time of conversion. Because the Company does not have sufficient retained earnings, dividends were recorded in additional paid-in-capital and have a net effect of zero in that account and is therefore not presented on the statement of shareholders' equity as a separate item. This beneficial conversion feature was recorded to additional paid in capital and will be recorded as a deemed dividend to preferred shareholders (accretion) over the period to the instruments earliest conversion date.

 In November, 2005 690,000 shares of Preferred Stock were converted into 1,150,002 shares of Common Stock at $0.60 per share.

NOTE 7 -    CONCENTRATIONS OF RISK

 Cash in Excess of Federally Insured Amount

 The Company currently maintains a cash balance at a single financial institution in excess of the federally insured maximum of $100,000.

 Revenues and Accounts Receivable

 The Company has three significant customers that account for $1,914,824 and $1,854,100 or 85% and 88%, of sales for the years ended December 31, 2005, and 2004, respectively. These same three customers also account for $272,202 and $230,247, or 86% and 78%, of the total accounts receivable balance at December 31, 2005, and 2004, respectively.

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 8 -    SUBSEQUENT EVENTS

 Subsequent to year end the Company loaned $200,000 to Cryomaster Corporation pursuant to a Letter of Intent to acquire the corporation. Upon the closing of the Plan of Merger, the principal amount of the loan will be included in and accounted for as part of the merger. In the event that the Plan of Merger is not closed, the loan will be repaid to the Company on or before December 31, 2006 with accrued interest on the outstanding principal balance at an annualized rate of five percent.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

          During the past two fiscal years, there have been no changes in our independent auditors that have not been previously reported in our Annual Report on Form 10-KSB for the calendar year ended December 30, 2004. See Part III, Item 13 of this Annual Report.

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

Item 8(b).  Other Information.

          Subsequent to year end, we loaned $200,000 to Cryomaster Corporation pursuant to a Letter of Intent to acquire the Cryo. Upon the closing of the anticipated Plan of Merger and subject to raising required funding, the principal amount of the loan will be included in and accounted for as part of the merger. In the event that the Plan of Merger is not closed, the loan will be repaid to us on or before December 31, 2006, with accrued interest on the outstanding principal balance at an annualized rate of five percent from the date that the parties determine that the merger will not go forward. See Part I, Item 1, above.

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

Officer/
Director
Name             Age     Position                                       Since
----             ---     --------                                     --------

Kim Boyce         51     President and Director                       12/31/03
970 Terra Bella
Mountain View,
California 94043

Tom Tait          50     Vice President and Director                   1/17/05
970 Terra Bella
Mountain View,
California 94043

Kevin Cooksy      43     Secretary/Treasurer                           1/17/05
970 Terra Bella
Mountain View,
California 94043

Craig D. Morrison 62     Director                                      1/17/05
970 Terra Bella
Mountain View,
California 94043

     Business Experience.
     --------------------

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

          Tom Tait. Mr. Tait received his B. S. degree in Chemistry from Clarkson University in 1977 and his MBA degree in Technology Management from the University of Phoenix in 2002. From 1998 to 2002, Mr. Tait was the General Manager HyperQuan, Inc., in Colorado Springs, Colorado. HyperQuan is a technology startup focused on analytical instrumentation. Then, from 2002 to 2004, Mr. Tait was the Senior Product Manager for Hach Company, in Loveland, Colorado. Hach Company is a leader in the development, manufacturing and distribution of water quality testing equipment.

          Kevin Cooksy. Mr. Cooksy received his B. S. degree in Chemistry from Northern Illinois University in 1984; an MBA degree with distinction (magna cum laude) from Lake Forest in 1988; and received his Juris Doctor in 1995 from the McGeorge School of Law at the University of the Pacific, in California. Mr. Cooksy is a corporate attorney and executive manager with experience in legal, strategic, technology planning, mergers and acquisitions and intellectual property matters.

          Craig Morrison, M.D., practices medicine at the Brigham Young University Student Health Center in Provo, Utah. He has been an attending and consulting staff general surgeon since 1978 at the following hospitals:
Utah Valley Regional Medical Center, Orem Community Hospital, Colombia Mountain View Hospital and Central Valley Hospital. Dr. Morrison received his Doctor of Medicine Degree from the University of Oregon Medical School in 1970, followed by a pediatric internship and surgical residency at the University of Southern California-Los Angeles County Hospital and the Huntington Memorial Hospital in 1975.

     Family Relationships.
     ---------------------

         There are no family relationships between any of our current directors and executive officers.

     Audit Committee Financial Expert.
     ---------------------------------

         Our Company does not have an audit committee or an audit committee financial expert. We do not believe, based upon our present operations, that the failure to have such a committee or expert is material to the financial statements of our Company.

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

          Based solely on a review of the copies of such forms furnished to our Company or written representations from certain persons, our Company believes that during our calendar year ended December 31, 2005, all filing requirements applicable to our officers, directors and 10% stockholders were met by such persons.

     Audit Committee.
     ----------------

          We have no audit committee, and we are not required to have an audit committee; we do not believe the lack of an audit committee will have any adverse effect on our financial statements, based upon our current operations. We will assess whether an audit committee may be necessary in the future.

     Compensation Committee.
     -----------------------

          We have not established a Compensation Committee because we believe that our three member Board of Directors is able to effectively manage the issues normally considered by a Compensation Committee.

     Nominating and Corporate Governance Committee.
     ----------------------------------------------

          We have not established a Nominating and Corporate Governance Committee because we believe that our three member Board of Directors is able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee.

          Code of Ethics.
          ---------------

          Our Company has adopted a Code of Ethics that applies to all of our directors and executive officers serving in any capacity for our Company, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, which Code of Ethics was attached to our Form 10-KSB Annual Report for the year ended December 31, 2003. See Part III, Item 13.

Item 10. Executive Compensation.

         Compensation of Executive Officers.
         -----------------------------------

          The following table sets forth information concerning all cash compensation paid by our Company for services in all capacities to our Company's Principal Executive Officer during the two-year period ended December 31, 2005. Our Company has no other officers whose total cash compensation exceeded $100,000 for these years. Our Company has no plans that will require our Company to contribute to or to provide pension, retirement or similar benefits to directors or officers of our Company.

                           Summary Compensation Table

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)        (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and        Year or               Other  Rest- Under- LTIP  Other
Principal       Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position        Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
----------------------------------------------------------------------
Kim Boyce      12/31/05 $105,000   0     0     0     0      0     0
President &    12/31/04 $108,132   0     0     0     0      0     0
Director       12/31/03 $ 87,698   0     0     0     0      0     0

Tom Tait       12/31/05 $ 50,769   0     0     *     0      0     0
VP & Director

Kevin Cooksy   12/31/05        0   0     0     *     0      0     0
S/T

Craig D.       12/31/05        0   0     0     *     0      0     0
Morrison, M.D.
Director

Pamela Boyce   12/31/04 $ 53,362   0     0     *     0      0     0
Former S/T     12/31/03 $ 52,611   0     0     0     0      0     0

          * Effective May 6, 2005, the following persons were issued the following shares of our common stock that were "restricted securities," for services rendered and all valued at approximately $0.03 per share: Tom Tait, 50,000 shares; Kevin Cooksy, 25,000 shares; Craig D. Morrison, M.D., 100,000 shares; and Pamela Boyce, 50,000 shares.

     Options Grants in Last Calender Year.
     -----------------------------------

          Our Company granted no options or warrants during the calendar years ended December 31, 2005 and 2004.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Security Ownership of Management.
     ---------------------------------

          The following table sets forth the share holdings of our Company's directors and executive officers as of March 29, 2005:

                           Percentage                   Number
Name and Address*          of Class            of Shares Beneficially Owned
----------------           --------            ----------------------------

Kim Boyce                 President and        18,723,250          73.3%
                          Director

Tom Tait                  Vice President           50,000            .2%
                          and Director

Kevin Cooksy              Secretary/Treasurer      25,000            .1%

Craig D. Morrison,        Director                200,000            .78%
M.D.

All Directors and
Executive Officers
as a group (four persons)                      18,998,250          74.4%

          * Addresses are listed above in Part III, Item 9.

Item 12.  Certain Relationships and Related Transactions.

Transactions with Management and Others.
----------------------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to our Company to own of record or beneficially more than five percent of our Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to our Company to own of record or beneficially more than five percent of our Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to our Company to own of record or beneficially more than five percent of our Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

         None; however Kim Boyce may be deemed to be our Company's "Parent" by virtue of his substantial shareholdings in our Company.

Transactions with Promoters.
----------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13.  Exhibits

          (a) The following Exhibits are attached hereto or incorporated herein by reference as indicated in the table below:

Exhibit                                                 Location if other
No.           Title of Document                         than attached hereto
---           -----------------                         --------------------
3.1           Articles of Incorporation         10-SB Registration Statement*

3.2           Articles of Amendment to          10-SB Registration Statement*
              Articles of Incorporation

3.3           By-Laws                           10-SB Registration Statement*

3.4           Articles of Amendment             8-K dated December 31, 2003*
              to Articles of Incorporation

3.5           Articles of Amendment             8-K dated December 31, 2003*
              to Articles of Incorporation

3.6           Articles of Amendment             September 30, 2004 10-QSB*

3.7           By-Laws Amendment                 September 30, 2004 10-QSB*

14            Code of Ethics                    December 31, 2003 10-KSB*

21            Subsidiaries of the Company       December 31, 2004 10-KSB*

31.1          302 Certification of Kim Boyce

31.2          302 Certification of Kevin Cooksy

32            906 Certification

8-K Current Report dated January 17, 2005.                    Part I*

8-K Current Report dated August 18, 2005.                     Part I*

8-K Current Report dated January 25, 2006.                    Part II*

          *Incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

          The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2004 and 2003:

     Fee category               2005           2004
     ------------               ----           ----

     Audit fees                 $18,500        $6,046

     Audit-related fees         $     0        $    0

     Tax fees                   $   250        $  250

     All other fees             $     0        $    0
                                -------         ------
     Total fees                 $18,750        $6,296

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
<PAGE.                          19
                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REFLECT SCIENTIFIC, INC.

Date: 02/27/06                            /s/ KIM BOYCE
                                          ------------------------------------
                                            Kim Boyce, President and Director

                                          /s/ Tom Tait
Date: 02/27/06                            ------------------------------------
                                            Tom Tait, Vice President &
                                            Director

                                          /s/ Kevin Cooksy
Date: 02/24/06                            ------------------------------------
                                            Kevin Cooksy, Secretary/Treasurer