Form 10QSB
period 2006-03-31
REFLECT SCIENTIFIC INC
filed 2006-05-10
CIK 1103090

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

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

Not applicable.

                   Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: March 31, 2006 - 25,930,002 shares of common stock.


Transitional small business disclosure format (check one):  Yes   No X
                                                               ---  ---

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

                    REFLECT SCIENTIFIC, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 2006 and December 31, 2005

                    REFLECT SCIENTIFIC, INC.
                   Consolidated Balance Sheets

                              ASSETS

                                                     March 31,
                                                       2006
                                                    (Unaudited)
CURRENT ASSETS

     Cash                                            $   616,096
     Note receivable (Note 3)                            200,000
     Accounts receivable,(net)                           318,707
     Inventory, net                                      318,208
     Prepaid expenses                                      4,363
                                                     -----------
          Total Current Assets                         1,457,374
                                                     -----------
FIXED ASSETS, (NET)                                       20,126
                                                     -----------
OTHER ASSETS

     Deposits                                              5,350
                                                     -----------
          TOTAL ASSETS                               $ 1,482,850
                                                     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     March 31,
                                                       2006
                                                    (Unaudited)
CURRENT LIABILITIES

     Accounts payable                                $    157,073
     Accrued expenses                                      11,000
     Income taxes payable                                  27,037
                                                     ------------
          Total Current Liabilities                       195,110
                                                     ------------
NON-CURRENT LIABILITIES

     Deferred income taxes                                 32,644
                                                     ------------
          Total Liabilities                               227,754
                                                     ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

     Preferred stock, $0.01 par value,
     authorized 5,000,000 shares, 10,000
     shares issued and outstanding                            100
     Common stock, $0.01 par value, authorized
     50,000,000 shares; 25,930,002 shares issued
     and outstanding                                      259,300
     Additional paid-in capital                         1,526,337
     Accumulated deficit                                 (530,641)
                                                    -------------
          Total Shareholders' Equity                    1,255,096
                                                    -------------
          TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                    $   1,482,850
                                                    =============

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
              Consolidated Statements of Operations
                           (Unaudited)


                                        For the Three Months Ended
                                                March 31,
                                             2006            2005
REVENUES                                $    630,904     $  507,392

COST OF GOODS SOLD                           375,990        311,107
                                        ------------     ----------
GROSS PROFIT                                 254,914        196,285
                                        ------------     ----------
OPERATING EXPENSES

     Salaries and wages                      111,149         70,108
     Payroll taxes                            10,835          7,498
     Rent expense                             17,263         18,859
     General and
      administrative expense                  87,601        109,384
                                        ------------     ----------
          Total Operating Expenses           226,848        201,735
                                        ------------     ----------
OPERATING INCOME (LOSS)                       28,066         (5,450)
                                        ------------     ----------
OTHER INCOME (EXPENSE)

     Interest expense                            (25)        (4,114)
                                        ------------     ----------
          Total Other Expenses                   (25)        (4,114)
                                        ------------     ----------
INCOME (LOSS) BEFORE INCOME TAXES             28,041         (9,564)
                                        ------------     ----------
Income tax expense                             3,781              -

NET INCOME (LOSS)                       $     24,260     $   (9,564)
                                        ------------     ----------
Preferred distribution, dividends                  -       (147,313)

NET INCOME (LOSS) PER SHARE APPLICABLE
TO COMMON SHAREHOLDERS                  $     24,260     $ (156,877)
                                        ============     ==========
EARNINGS (LOSS) PER SHARE               $       0.00     $    (0.01)
                                        ============     ==========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                             25,547,780     24,000,000
                                        ============     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                            For the Three Months Ended
                                                    March 31,
                                              2006                2005
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                    $    24,260     $    (9,564)
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
          Depreciation                            824             826
          Amortization of capitalized loan
          costs                                     -             350
     Changes in operating assets and
     liabilities:
         Increase in accounts receivable       (1,433)           (181)
         Increase in inventory                (12,524)         (9,107)
         Decrease in accounts payable and
          accrued expenses                     (6,954)         (2,364)
         Decrease in deferred income taxes       (179)              -
                                           ----------     -----------
               Net Cash Provided (Used) by
               Operating Activities             3,994         (20,040)

CASH FLOWS FROM INVESTING ACTIVITIES

   Issuance of note receivable               (200,000)              -
                                           ----------     -----------
               Net Cash Used by
               Investing Activities          (200,000)              -
                                           ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Change in long term line of credit             -             (25)
     Proceeds from preferred stock issuance   320,000         436,000
                                           ----------     -----------
               Net Cash Provided by
               Financing Activities           320,000         435,975
                                           ----------     -----------
NET INCREASE IN CASH                          123,994         415,935

CASH AT BEGINNING OF PERIOD                   492,102          80,739
                                           ----------     -----------
CASH AT END OF PERIOD                      $  616,096     $   495,674
                                           ==========     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Cash Paid For:

          Interest                         $       25     $     4,119
          Income taxes                     $        -     $         -


The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
          Notes to the Consolidated Financial Statements
              March 31, 2006 and December 31, 2005


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December 31, 2005 financial statements. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2   EQUITY TRANSACTIONS

     Private Placement of Common Stock

     In late March, 2006, the Company offered and sold 400,000 shares of its common stock that are "restricted securities" as defined in Rule 144 to "accredited investors" only, to finance the acquisition of JM SciTech, LLC. These shares were sold at a price of $0.80 per share. None of these shares were accorded registration rights of any kind.

NOTE 3   SUBSEQUENT EVENT

     Plan of Merger

     Effective April 19, 2006, the Company entered into an Agreement and Plan of Merger with Cryomastor Inc. Under the merger agreement, the Company will issue 3,000,000 shares of its common stock that are restricted securities to the shareholders of Cryomastor, inc. as well as pay $700,000 to the same shareholders. The Company will also advance $300,000 to be utilized for the operations of Cryomastor, Inc. and pay a $300,000 debt of Cryomastor, Inc. for a U.S. patent of Cryomastor systems. An employment agreement will be executed and the Company will pay to the Cryomastor shareholders 2.5% of the gross annual revenue earned by the Company.

     Pursuant to this plan of merger, the Company loaned $200,000 to Cryomastor. The principal amount of the note will be accounted for as part of the merger. In the event the plan of merger is not closed, the note will be repaid with five percent interest before December 31, 2006.

                    REFLECT SCIENTIFIC, INC.
          Notes to the Consolidated Financial Statements
               March 31, 2005 and December 31, 2004

NOTE 3   SUBSEQUENT EVENT (Continued)

     Plan of Merger (Continued)

     As part of the execution and delivery of the Merger Agreement, the Company will offer a minimum of 1,000,000 shares of common stock at $1 per share to accredited investors. This is a condition precedent to the closing of the merger.

     Material Definitive Agreement

     Effective April 4, 2006, the Company entered into an agreement to purchase JM SciTech, LLC. Pursuant to this agreement, the Company purchased and JM SciTech, LLC sold all rights, title and interest in and to the JMST Technology. As consideration for the JMST Technology, the Company will issue 200,000 shares of its common stock that are restricted securities, pay the sum of $250,000, and pay certain royalty payments as outlined in the agreement. As part of this agreement, the Company issued 400,000 shares of common stock to finance the acquisition at $.80 per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

          Our revenues increased during the quarter ended March 31, 2006, to $630,904, from $507,392 for the quarter ended March 31, 2005, primarily as a result of a general improvement in sales across several product lines.

          Our cost of goods increased in the quarter ended March 31, 2006, as compared to March 31, 2005, to $375,990 from $311,107, as a result of increased raw material costs and increased sales.

          General and administrative expenses decreased to $87,601 during the quarter ended March 31, 2006, from $109,384 during the quarter ended March 31, 2005. This decrease was due to a reduction in research and development expenses.

     Liquidity and Capital Resources.
     --------------------------------

          Our cash resources at March 31, 2006, were $616,096, with accounts receivable of $318,707. In late March, 2006, we offered and sold 400,000 shares of our common stock that are "restricted securities" as defined in Rule 144 to "accredited investors" only, to finance the acquisition of JM SciTech, LLC. These shares were sold at a price of $0.80 per share. None of these shares were accorded registration rights of any kind. These funds should be adequate for the next 12 months for continuing operations; however, plans for expansion will require additional capital of between $500,000 and $750,000.

     Forward-Looking Statements.
     ---------------------------

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to our Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company's control, including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          As of the quarter ended March 31, 2006, we sold 400,000 shares of our common stock that are "restricted securities" as defined in Rule 144 to "accredited investors" only, to finance the acquisition of JM SciTech, LLC. These shares were sold at a price of $0.80 per share. None of these shares were accorded registration rights of any kind.

          We issued all of these securities to persons who were "accredited investors"; and each had prior access to all material information about us.
We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 4(2) and 4(6) thereof; and Rule 506 of Regulation D of the Securities and Exchange Commission, under which state law is preempted.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          Effective April 19, 2006, which is subsequent to the date of this Quarterly Report, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cryomastor, Inc., a California corporation ("Cryomastor"). Under the Merger Agreement, subject to closing, we will issue 3,000,000 shares of our common stock that are "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission to the shareholders of Cryomastor, as well as pay $700,000 to the Cryomastor shareholders, pro rata. We will also advance $300,000 to be utilized for the operations of Cryomastor and pay a $300,000 debt of Cryomastor for a U.S. patent that comprises Cryomastor's intellectual property. Certain Employment Agreement will also be executed and delivered; and, we are required to pay to the Cryomastor's shareholders, 2.5% of the gross annual revenue earned by us or any affiliated entity in connection with the license, sale or other distribution of the Cryomastor intellectual property ("Cryomastor Revenue"). The foregoing payment shall not be due or payable or accrue unless and until the aggregate Cryomastor Revenue for a fiscal year is projected to exceed, or actually exceeds, Three Million Dollars ($3,000,000). The foregoing payment shall be payable in shares of our common stock valued at the greater of (I) "Market Value" at the time of the accrual of the payment; or (ii) $1.80 per share. Market Value shall mean the average of the bid and asked prices of our common stock on the OTC Bulletin Board or any other nationally recognized medium on which our common stock is publicly traded on the date or dates when such percentage payments are due and payable. The maximum aggregate amount of shares issuable for this purpose shall be Two Million (2,000,000) shares. Payments shall be paid on a quarterly basis within 30 days of the end of each quarter, based on projected Cryomastor Revenue (payments based on actual Cryomastor Revenue shall be paid in one lump sum within 30 days of the end of the fiscal period in which they were earned). Portions of the payments so paid shall be adjusted to reconcile the actual Cryomastor Revenue within 30 days of the end of the fiscal year in which they were paid.

          Pursuant to the Letter of Intent regarding this merger, we loaned $200,000 to Cryomastor. The principal amount of the note will be accounted for as part of the merger. In the event the merger is not closed, the note will be repaid with five percent interest before December 31, 2006.

          As part of the execution and delivery of the Merger Agreement, we are offering a minimum of 1,000,000 shares of our common stock at $1 per share to "accredited investors" to fund the payments required under the Merger Agreement. This is a condition precedent to the closing of the merger. See our 8-K Current Report dated April 19, 2006, which was filed with the Securities and Exchange Commission on April 25, 2006, and which is incorporated herein by reference. See Item 6.

          Effective as of April 4, 2006, we entered into a Purchase Agreement (the "Agreement") among us; JM SciTech, LLC, a limited liability company organized under the laws of the State of Colorado, and doing business as JMST Systems ("JMST"); David Carver, an individual ("Carver"); and Julie Martin, an individual ("Martin")(JMST, Carver and Martin are sometimes hereinafter referred to collectively as "Sellers"). Pursuant to the Agreement, we purchased and JMST sold all right, title and interest in and to the JMST Technology (the "JMST Technology"), as described in the Agreement; and Carver conveyed and assigned any rights he had in and to certain patents (the "Carver Patents") and related intellectual assets as described in the Agreement ("collectively, including the Carver Patents, referred to herein as the "Carver Technology"). We issued 200,000 shares of our common stock that comprised "restricted securities" as defined in Rule 144 to the JMST interest holders and paid $250,000 to Carver; and we sold 400,000 shares of our common stock that are "restricted securities" as defined in Rule 144 to "accredited investors" only, to finance the acquisition, at a price of $0.80 per share. None of these shares were accorded registration rights of any kind. See our 8-K Current Report dated April 4, 2006, which was filed with the Securities and Exchange Commission on April 7, 2006, and which is incorporated herein by reference. See Item 6.

Item 6.   Exhibits.
-------------------

          Exhibits.

               31.1   302 Certification of Kim Boyce

               31.2   302 Certification of Kevin Cooksy

               32     906 Certification.

          8-K Current Report dated April 19, 2006, which was filed with the Securities and Exchange Commission on April 25, 2006*

          8-K Current Report dated April 4, 2006, which was filed with the Securities and Exchange Commission on April 7, 2006*

          * Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REFLECT SCIENTIFIC, INC.

Date: 5/9/06                              /s/Kim Boyce
                                          ------------------------------------
                                          Kim Boyce, President

Date: 5/9/06                              /s/Tom Tait
                                          ------------------------------------
                                          Tom Tait, Vice President


Date: 5/9/06                              /s/Kevin Cooksy
                                          ------------------------------------
                                          Kevin Cooksy, Secretary/Treasurer