Form 10KSB/A
period 2005-12-31
REFLECT SCIENTIFIC INC
filed 2006-06-27
CIK 1103090

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-KSB/A-1

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
                                                     ----------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDER'S EQUITY

     Preferred stock, $0.01 par value, authorized
      5,000,000 shares; 10,000 shares issued and
      outstanding                                           100
     Common stock, $0.01 par value, authorized
      50,000,000 shares; 25,530,002 shares issued
     and outstanding                                    255,300
  Additional paid in capital                       1,210,337
     Retained earnings                                 (554,901)
                                                     ----------
          Total Shareholder's Equity                    910,836
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

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
         Consolidated Statements of Shareholder's Equity


                                                        Additional
                    Preferred Stock   Common Stock       Paid-in    Retained
                    Shares   Amount  Shares    Amount    Capital    Earnings
Balance,
December 31, 2003         -  $    -  24,000,000  240,000 $(210,841)    64,309

Contributed capital       -       -           -        -    27,522          -

Net income for the
year ended December
31, 2004                  -       -           -        -         -     42,627
                   --------   -----  ----------  -------  --------   --------
Balance,
December 31, 2004         -       -  24,000,000  240,000   (183,319)  106,936

Preferred stock
issued for cash     436,000   4,360           -        -    431,640         -

Preferred stock
issued for cash     264,000   2,640           -        -    261,360         -

Common stock
issued for services       -       -     380,000    3,800      5,256         -

Conversion of
preferred stock
into common
stock              (690,000) (6,900)  1,150,002   11,500     (4,600)        -

Beneficial conversion
of convertible
preferred stock           -       -           -        -    700,000         -

Amortization of
beneficial conversion
feature of convertible
preferred stock           -       -           -        -          -  (700,000)

Net income for
the year ended
December 31, 2005         -       -           -        -          -    38,163
                   --------   -----  ----------  -------  ---------  --------
Balance,
December 31, 2005    10,000 $   100  25,530,002 $255,300 $1,210,337 $(554,901)
                   ======== =======  ==========  =======  =========  ========


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

These preferred securities are convertible at the date of issuance, and the discount, which was deemed to be a dividend, was fully amortized through retained earnings at the date of issuance pursuant to the provisions of EITF 98-5. In November, 2005, 690,000 shares of Preferred Stock were converted into 1,150,002 shares of Common Stock at $0.01 per share.

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

NOTE 9   STOCK ISSUED TO EMPLOYEES

As permitted by FASB Statement No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) and amended by SFAS No. 148, the Company elected to measure and record compensation cost relative to stock issued to employees in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.
Under APB 25, paragraph 10 "Measuring Compensation for Services" companies are required to measure award plans to employees by the quoted market price. At the time of the award the Company's stock had not traded for six months before the grant and two months following the grant. Therefore, the Company considered the value of the services rendered to more readily measure the value of the shares received. The value of the services was determined by multiplying the pay rate of the employees by the hours worked for the shares of the Company's common stock. The value of the services also approximated the net book value of the Company at the time of the issuance. The Company recognized the cost of the services at the date of grant. The Company did not present any pro-forma disclosure since the fair value of the stock awards had already been recognized in net income.

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

                                          REFLECT SCIENTIFIC, INC.

Date: 06/26/06                            /s/ KIM BOYCE
                                          ------------------------------------
                                            Kim Boyce, President and Director

                                          /s/ Tom Tait
Date: 06/26/06                            ------------------------------------
                                            Tom Tait, Vice President &
                                            Director

                                          /s/ Kevin Cooksy
Date: 06/26/06                            ------------------------------------
                                            Kevin Cooksy, Secretary/Treasurer