Form 10QSB
period 2006-06-30
REFLECT SCIENTIFIC INC
filed 2006-08-18
CIK 1103090

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

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

Not applicable.

                   Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: June 30, 2006 - 29,130,002 shares of common stock.


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

                    REFLECT SCIENTIFIC, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                        June 30, 2006

                    REFLECT SCIENTIFIC, INC.
                   Consolidated Balance Sheets

                              ASSETS

                                                      June 30,
                                                       2006
                                                    (Unaudited)
CURRENT ASSETS

     Cash                                            $   154,051
     Restricted cash                                     258,470
     Accounts receivable,(net)                           394,595
     Inventory, net                                      543,917
     Prepaid expenses                                     14,363
                                                     -----------
          Total Current Assets                         1,365,396
                                                     -----------
FIXED ASSETS (NET)                                        33,770
                                                     -----------
OTHER ASSETS

     Intangible assets (net)                           5,434,009
     Income tax receivable                                24,761
     Deposits                                              5,350
                                                     -----------
          Total other assets                           5,464,120
                                                     -----------
          TOTAL ASSETS                               $ 6,863,286
                                                     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      June 30,
                                                       2006
                                                    (Unaudited)
CURRENT LIABILITIES

     Accounts payable                                $    245,116
     Notes payable                                        262,235
     Common stock payable                               1,028,500
     Accrued expenses                                      93,929
     Income taxes payable                                     400
                                                     ------------
          Total Current Liabilities                     1,630,180
                                                     ------------
NON-CURRENT LIABILITIES

     Deferred income taxes                                 32,676
                                                     ------------
          Total Liabilities                             1,662,856
                                                     ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

     Preferred stock, $0.01 par value,
     authorized 5,000,000 shares; 10,000
     shares issued and outstanding                            100
     Common stock, $0.01 par value, authorized
     50,000,000 shares; 29,130,002 shares issued
     and outstanding                                      291,300
     Additional paid-in capital                         5,584,337
     Retained earnings                                   (675,307)
                                                    -------------
          Total Shareholders' Equity                    5,200,430
                                                    -------------
          TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                    $   6,863,286
                                                    =============

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
              Consolidated Statements of Operations
                           (Unaudited)

                          For the Three Months Ended  For the Six Months Ended
                                   June 30,                   June 30,
                           2006                2005     2006            2005

REVENUES                    $ 624,277     $ 547,349   $ 1,255,181 $1,054,741

COST OF GOODS SOLD            383,796       282,735       759,786    593,842
                             --------     ---------   ----------- ----------
GROSS PROFIT                  240,481       264,614       495,395    460,899
                             --------     ---------   ----------- ----------
OPERATING EXPENSES

     Salaries and wages       112,008        91,239       223,157    161,347
     Payroll taxes             10,422         6,115        21,257     13,613
     Rent expense              21,398        19,448        38,661     38,307
     General and
      administrative expense  269,429       145,160       357,030    250,430
                             --------     ---------   ----------- ----------
   Total Operating Expenses   413,257       261,962       640,105    463,697
                             --------     ---------   ----------- ----------
OPERATING INCOME (LOSS)      (172,776)        2,652      (144,710)    (2,798)
                             --------     ---------   ----------- ----------
OTHER INCOME (EXPENSE)

     Sundry income                  -             -             -          -
     Miscellaneous income
      (expense)                     -             -             -          -
     Interest expense               -        (4,264)          (25)    (8,378)
                             --------     ---------   ----------- ----------
          Total Other Income
          (Expense)                 -        (4,264)          (25)    (8,378)
                             --------     ---------   ----------- ----------
NET INCOME (LOSS) BEFORE
INCOME TAX                   (172,776)       (1,612)     (144,735)   (11,176)
                             --------     ---------   ----------- ----------
INCOME TAX PROVISION (BENEFIT)(28,110)            -       (24,329)         -

NET INCOME (LOSS)           $(144,666)    $  (1,612)  $  (120,406)$  (11,176)
                             ========     =========   =========== ==========
Preferred distribution,
dividends                           -      (444,633)            -   (591,946)

NET LOSS PER SHARE APPLICABLE
TO COMMON SHAREHOLDERS      $(144,666)    $(446,245)  $  (120,406)$ (603,122)
                            =========     =========   =========== ==========
EARNINGS PER SHARE          $   (0.01)    $   (0.02)  $     (0.00)$    (0.03)
                             ========     =========   =========== ==========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING           26,220,112  24,229,670    25,883,593 24,115,470
                             ==========  ==========   =========== ==========


The accompanying notes are an integral part of these consolidated financial statements.

              REFLECT SCIENTIFIC, INC. AND SUBSIDIARY
         Consolidated Statements of Shareholder's Equity


                                                        Additional
                    Preferred Stock   Common Stock       Paid-in    Retained
                    Shares   Amount  Shares    Amount    Capital    Earnings
Balance,
December 31, 2004         -       -  24,000,000  240,000   (183,319)  106,936

Preferred stock
issued for cash     436,000   4,360           -        -    431,640         -

Preferred stock
issued for cash     264,000   2,640           -        -    261,360         -

Common stock
issued for services       -       -     380,000    3,800      5,256         -

Conversion of
preferred stock
into common
stock              (690,000) (6,900)  1,150,002   11,500     (4,600)        -

Beneficial conversion
of convertible
preferred stock           -       -           -        -    700,000         -

Amortization of
beneficial conversion
feature of convertible
preferred stock           -       -           -        -          -  (700,000)

Net income for
the year ended
December 31, 2005         -       -           -        -          -    38,163
                   --------   -----  ----------  -------  ---------  --------
Balance,
December 31, 2005    10,000     100  25,530,002  255,300  1,210,337  (554,901)
                   --------   -----  ----------  -------  ---------  --------
Common stock issued
for cash (unaudited)      -       -     400,000    4,000    316,000         -

Common stock issued
pursuant to merger
with Cryomaster
(unaudited)               -       -   3,000,000   30,000  3,720,000         -

Common stock issued
pursuant to JM
SciTech, LLC
purchase
(unaudited)               -       -     200,000    2,000    338,000         -

Net loss for the
six months ended
June 30, 2006
(unaudited)               -       -           -        -          -  (120,406)
                   --------   -----  ----------  -------  ---------  --------
Balances,
June 30, 2006
(unaudited)          10,000  $  100  29,130,002 $291,300 $5,584,337 $(675,307)
                   ======== =======  ==========  =======  =========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                            For the Six Months Ended
                                                    June 30,
                                              2006                2005
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                    $  (120,406)    $   (11,176)
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
          Depreciation                          1,860           1,650
          Amortization of capitalized loan
          costs                                     -             525
          Amortization of intangible assets     7,567               -
          Common stock issued for services          -           9,056
     Changes in operating assets and
     liabilities:
         Increase in restricted cash         (258,470)              -
         Increase in accounts receivable      (77,321)        (66,118)
         Increase in inventory               (238,233)        (40,944)
         Increase in income tax receivable    (24,761)              -
         Increase in prepaid asset            (10,000)              -
         Increase (decrease) in accounts
          payable and accrued expenses        140,999          17,485
                                           ----------     -----------
               Net Cash Used by
               Operating Activities          (578,765)        (89,522)
                                           ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid for intangible assets         (1,093,106)              -
   Cash paid for fixed assets                 (14,680)              -
                                           ----------     -----------
               Net Cash Used by
               Investing Activities        (1,107,786)              -
                                           ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Change in long term line of credit             -             (25)
     Proceeds from stock subscription       1,028,500               -
     Proceeds from common stock issuance      320,000               -
     Proceeds from preferred stock issuance         -         700,000
                                           ----------     -----------
               Net Cash (Used) Provided by
               Financing Activities         1,348,500         699,975
                                           ----------     -----------
NET INCREASE (DECREASE) IN CASH              (338,051)        610,453

CASH AT BEGINNING OF PERIOD                   492,102          80,739
                                           ----------     -----------
CASH AT END OF PERIOD                      $  154,051     $   691,192
                                           ==========     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Cash Paid For:

          Interest                         $       25     $     8,378
          Income taxes                     $        -     $         -


The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
          Notes to the Consolidated Financial Statements
                          June 30, 2006


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 financial statements. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. It is noted that no results of Cryomastor operations were included in the financial statements for this period as Cryomastor was purchased June 27, 2006, and no operations occurred during the last 3 days of the quarter. From this time forward all operations will be included in the consolidated financial statements.

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

NOTE 3 - ACQUISITIONS

     On April 19, 2006, the Company entered into a Merger Agreement with Cryomastor Inc. that was effective at June 27, 2006. As part of this Merger Agreement, the Company received assets valued at the following:

                              Patents                      $     3,081,777
                              Customer Lists                       480,000
                              Goodwill                           1,289,799
                                                                 ---------

                                                           $     4,851,576
                                                                 =========

     As consideration for these assets, the Company issued 3,000,000 shares at $1.25 of its common stock that are "restricted securities" to the shareholders of Cryomastor, Inc. as well as paid $700,000 to the same shareholders. The Company also advanced $300,000 to be utilized for the operations of Cryomastor, Inc. and is obligated to pay a $300,000 debt of Cryomastor, Inc. for a U.S. patent of the Cryomastor systems. Certain employments agreements have been executed, and the Company will pay to the Cryomastor shareholders 2.5% of the gross annual revenue earned by the Company, subject to the satisfaction of certain conditions.

     As part of the execution and delivery of the Merger Agreement, the Company offered a minimum of 1,000,000 and a maximum of 1,500,000 shares of common stock at $1 per share to accredited investors. At June 30, 2006, 1,028,500 shares had been sold; and at the closing of this offering on July 31, 2006, 1,073,500 shares had been sold. As of June 30, 2006, the Company had not issued these shares.

     The funds raised in this offering were placed in escrow in the name of the Company. As of June 30, 2006, $258,470 remained in escrow and was subsequently distributed to the prior owners of Cryomastor.

                    REFLECT SCIENTIFIC, INC.
          Notes to the Consolidated Financial Statements
               June 30, 2006 and December 31, 2005


NOTE 3 - ACQUISITIONS (continued)

     The Company acquired Cryomaster because the business was synergistic with the Company as they both serve the Biotech industry. The business offers a growth opportunity for the Company because of products that can fill a market need.

     Effective April 4, 2006 the Company entered into an agreement to purchase JM SciTech, LLC. Pursuant to this agreement, the Company purchased and JM SciTech, LLC sold all rights, title and interest in and to the JMST Technology. This resulted in the Company obtaining assets valued as follows:

                    Intangible assets        $  350,000
                    Goodwill                    240,000
                                                -------

                                             $  590,000
                                                =======

As consideration for the JMST Technology, the Company issued 200,000 shares at $1.70 of its common stock that are restricted securities, paid the sum of $250,000, and will pay certain royalty payments as outlined in the agreement. As part of this agreement, the Company issued 400,000 shares of common stock that are "restricted securities" as defined in Rule 144 to "accredited investors" only, to finance the acquisition of JM SciTech, LLC. These shares were sold at a price of $0.80 per share. None of these shares were accorded registration rights of any kind.

The Company acquired JMST because the business was synergistic with the Company as they both serve the Biotech industry. The business offered a strong growth opportunity, a successful business model, ongoing sales, innovation and four patents.

NOTE 4 - SUBSEQUENT EVENTS

       Effective August 3, 2006, the Company signed a Letter of Intent to purchase All Temp Engineering. As consideration for the purchase, the Company will issue 2,000,000 shares of its common stock that are restricted securities.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

Three Months Ended June 30, 2006, compared to Three Months Ended June 30,
2005.
-----

          Our revenues increased during the quarter ended June 30, 2006, to $624,277, from $547,349 for the quarter ended June 30, 2005, primarily as a result of a general improvement in sales across several product lines.

          Our cost of goods increased in the quarter ended June 30, 2006, as compared to June 30, 2005, to $383,796 from $282,735, as a result of increased raw material costs and increased sales.

          General and administrative expenses increased to $269,429 during the quarter ended June 30, 2006, from $145,160 during the quarter ended June 30, 2005. This increase was due to increased legal and accounting activity for acquisitions.

Six Months Ended June 30, 2006, compared to Six Months Ended June 30, 2005.
---------------------------------------------------------------------------

          Our revenues increased during the six months ended June 30, 2006, to $1,255,181, from $1,054,741 for the six months ended June 30, 2005, also primarily as a result of a general improvement in sales across several product lines.

          Our cost of goods increased in the six months ended June 30, 2006, as compared to June 30, 2005, to $759,786 from $593,842, also as a result of increased raw material costs and increased sales.

          General and administrative expenses increased to $357,030 during the six months ended June 30, 2006, from $250,430 during the six months ended June 30, 2005. This increase was due to one-time charges associated with moving and acquisition consolidation into the Orem facility.

Liquidity and Capital Resources.
--------------------------------

          Our cash resources at June 30, 2006, were $154,051, with accounts receivable of $394,595. We sold 400,000 shares of our common stock that are "restricted securities" as defined in Rule 144 to "accredited investors" only, to finance the acquisition of JM SciTech, LLC. These shares were sold at a price of $0.80 per share. We also sold an additional 1,028,500 shares of our common stock during the quarter ended June 30, 2006, to finance the purchase of Cryomastor, Inc. None of these shares were accorded registration rights of any kind. Our cash resources should be adequate for the next 12 months for continuing operations; however, plans for expansion will require additional capital of between $500,000 and $750,000. See the Company's 8-K Current Reports respectively dated April 4, 2006 (filed on April 7, 2006), and June 27, 2006 (filed June 30, 2006), which are incorporated herein by reference. See Item 6.

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

Item 3. Controls and Procedures.
--------------------------------

          As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          As of the quarter ended June 30, 2006, we issued 3,000,000 shares of our common stock at $1.25 per share to the shareholders of Cryomastor, Inc., in consideration for assets valued at $4,851,576. We also issued 200,000 shares of our common stock at $1.70 per share in consideration for the JMST Technology assets valued at $590,000. To fund these acquisitions, we privately sold 1,028,500 shares of our common stock for the Cryomastor acquisition at $1 per share; and 400,000 shares for the JMST acquisition at $1.70 per share. All shares were "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission; and none were accorded any registration rights. See the Company's 8-K Current Reports respectively dated June 27, 2006 (filed on June 30, 2006), and April 4, 2006 (filed April 7, 2006), which are incorporated herein by reference. See Item 6.

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

Item 5.   Other Information.
----------------------------

          Effective August 3, 2006, which is subsequent to the date of this Quarterly Report, we signed a Letter of Intent to purchase All Temp Engineering. As consideration for the purchase, the Company will issue 2,000,000 shares of its common stock that are "restricted securities." All Temp Engineering is owned by the former shareholders of Cryomastor, Inc.

Item 6.   Exhibits.
-------------------

          Exhibits.

               31.1   302 Certification of Kim Boyce

               31.2   302 Certification of Kevin Cooksy

               32     906 Certification.

See the Company's 8-K Current Reports respectively dated April 4, 2006 (filed on April 7, 2006), and June 27, 2006 (filed June 30, 2006), which are incorporated herein by reference.*

               * Incorporated herein by reference.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REFLECT SCIENTIFIC, INC.

Date: 8/17/06                             /s/Kim Boyce
                                          ------------------------------------
                                          Kim Boyce, President

Date: 8/17/06                             /s/Tom Tait
                                          ------------------------------------
                                          Tom Tait, Vice President


Date: 8/17/06                             /s/Kevin Cooksy
                                          ------------------------------------
                                          Kevin Cooksy, Secretary/Treasurer