Form 10QSB
period 2006-09-30
REFLECT SCIENTIFIC INC
filed 2006-11-14
CIK 1103090

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

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

                          1270 South 1380 West
                            Orem, Utah 84058
                            ----------------
                  (Address of Principal Executive Offices)

                 Issuer's Telephone Number:  (801) 226-4100
                                             --------------

                         970 Terra Bella Avenue
                     Mountain View, California, 94043
                     --------------------------------
                          Former Name or Address

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

Not applicable.

                   Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: September 30, 2006 - 30,618,502 shares of common stock.


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

                    REFLECT SCIENTIFIC, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                     September 30, 2006

                    REFLECT SCIENTIFIC, INC.
                   Consolidated Balance Sheets

                              ASSETS

                                                   September 30,
                                                       2006
                                                    (Unaudited)
CURRENT ASSETS

     Cash                                            $   113,653
     Accounts receivable,(net)                           447,160
     Inventory, net                                      377,105
     Prepaid expenses                                     14,363
                                                     -----------
          Total Current Assets                           952,281
                                                     -----------
FIXED ASSETS (NET)                                       195,449
                                                     -----------
OTHER ASSETS

     Intangible assets (net)                           5,429,055
     Income tax receivable                                24,761
     Deposits                                              5,350
                                                     -----------
          Total other assets                           5,459,166
                                                     -----------
          TOTAL ASSETS                               $ 6,606,896
                                                     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   September 30,
                                                       2006
                                                    (Unaudited)
CURRENT LIABILITIES

     Notes payable                                   $    303,765
     Accounts payable                                     239,052
     Accrued expenses                                      96,958
     Customer deposits                                     36,504
     Income taxes payable                                     400
                                                     ------------
          Total Current Liabilities                       676,679
                                                     ------------
NON-CURRENT LIABILITIES

     Deferred income taxes                                 32,676
                                                     ------------
          Total Liabilities                               709,355
                                                     ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

     Preferred stock, $0.01 par value,
     authorized 5,000,000 shares; 10,000
     shares issued and outstanding                            100
     Common stock, $0.01 par value, authorized
     50,000,000 shares; 30,672,177 shares issued
     and outstanding                                      306,722
     Additional paid-in capital                         7,036,665
     Accumulated deficit                               (1,445,946)
                                                    -------------
          Total Shareholders' Equity                    5,897,541
                                                    -------------
          TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                    $   6,606,896
                                                    =============

The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
              Consolidated Statements of Operations
                           (Unaudited)

                          For the Three Months Ended For the Nine Months Ended
                               September 30,              September 30,
                           2006                2005     2006            2005

REVENUES                    $ 652,359     $ 573,572   $ 1,907,540 $1,628,313

COST OF GOODS SOLD            417,351       326,041     1,177,137    919,883
                             --------     ---------   ----------- ----------
GROSS PROFIT                  235,008       247,531       730,403    708,430
                             --------     ---------   ----------- ----------
OPERATING EXPENSES

     Salaries and wages       252,625        88,784       475,782    250,131
     Payroll taxes             20,755         7,803        42,012     21,416
     Rent expense              11,869        21,454        50,530     59,761
     General and
      administrative expense  724,569        72,490     1,053,099    322,921
                            ---------     ---------   ----------- ----------
   Total Operating Expenses 1,009,818       190,531     1,621,423    654,229
                            ---------     ---------   ----------- ----------
OPERATING INCOME (LOSS)      (774,810)       57,000      (891,020)    54,201
                             --------     ---------   ----------- ----------
OTHER EXPENSE

     Interest expense               -        (1,583)          (25)    (9,961)
                             --------     ---------   ----------- ----------
          Total Other Expense       -        (1,583)          (25)    (9,961)
                             --------     ---------   ----------- ----------
NET INCOME (LOSS) BEFORE
INCOME TAX                   (774,810)       55,417      (891,045)    44,240
                             --------     ---------   ----------- ----------
INCOME TAX EXPENSE                  -             -             -          -

NET INCOME (LOSS)           $(774,810)    $  55,417   $  (891,045)$   44,240
                             ========     =========   =========== ==========
Preferred distribution,
dividends                           -      (108,054)            -   (700,000)

NET LOSS PER SHARE APPLICABLE
TO COMMON SHAREHOLDERS      $(774,810)    $ (52,637)  $  (891,045)$ (655,759)
                            =========     =========   =========== ==========
EARNINGS PER SHARE          $   (0.03)    $   (0.00)  $     (0.03)$    (0.03)
                             ========     =========   =========== ==========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING          30,156,174   24,380,000    27,124,903 24,204,615
                             ==========  ==========   =========== ==========


The accompanying notes are an integral part of these consolidated financial statements.

                      REFLECT SCIENTIFIC, INC.
         Consolidated Statements of Shareholder's Equity


                                                        Additional
                    Preferred Stock   Common Stock       Paid-in    Retained
                    Shares   Amount  Shares    Amount    Capital    Earnings
Balance,
December 31, 2005    10,000     100  25,530,002  255,300  1,210,337  (554,901)

Common stock issued
for cash (unaudited)      -       -     400,000    4,000    316,000         -

Common stock issued
pursuant to merger
with Cryomaster
(unaudited)               -       -   3,000,000   30,000  3,720,000         -

Common stock issued
pursuant to JM
SciTech, LLC
purchase
(unaudited)               -       -     200,000    2,000    338,000         -

Common stock issued
for cash (unaudited)      -       -   1,073,500   10,735  1,062,765         -

Common stock issued
for services
(unaudited)               -       -     415,000    4,150    390,100         -

Common stock issued
for commissions
(unaudited)               -       -      53,675      537     52,065         -

Stock offering costs
(Unaudited)               -       -           -        -    (52,602)        -
Net loss for the
quarter ended
September 30, 2006
(unaudited)               -       -           -        -          -  (891,045)
                   --------   -----  ----------  -------  ---------  --------
Balances,
September 30, 2006
(unaudited)          10,000  $  100  30,672,177 $306,722$7,036,665$(1,445,946)
                   ======== =======  ==========  =======  ======== ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                            For the Nine Months Ended
                                                    September 30,
                                              2006                2005
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                    $  (891,045)    $    44,240
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
          Depreciation                         33,891           2,474
          Amortization                         15,850             700
          Common stock issued for services    394,250           9,056
     Changes in operating assets and
     liabilities:
         Increase in accounts receivable     (129,886)        (54,129)
         Increase in inventory                (71,421)        (93,133)
         Increase in income tax receivable    (24,761)              -
         Increase in prepaid asset            (10,000)              -
         Increase in accounts payable and
          accrued expenses                    170,703          40,675
                                           ----------     -----------
               Net Cash Used by
               Operating Activities          (512,419)        (50,117)
                                           ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid for fixed assets                (208,390)              -
   Cash paid for intangible assets         (1,354,905)              -
                                           ----------     -----------
               Net Cash Used by
               Investing Activities        (1,563,295)              -
                                           ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Change in long term line of credit             -        (269,036)
     Notes payable                            303,765               -
     Proceeds from common stock issuance    1,393,500               -
     Proceeds from preferred stock issuance         -         700,000
                                           ----------     -----------
               Net Cash Provided by
               Financing Activities         1,697,265         430,964
                                           ----------     -----------
NET INCREASE (DECREASE) IN CASH              (378,449)        380,847

CASH AT BEGINNING OF PERIOD                   492,102          80,739
                                           ----------     -----------
CASH AT END OF PERIOD                      $  113,653     $   461,586
                                           ==========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash Paid For:

          Interest                         $       25     $     9,961
          Income taxes                     $        -     $         -

NON-CASH FINANCING ACTIVITIES:

     Common stock issued for services      $  446,852     $     9,056


The accompanying notes are an integral part of these consolidated financial statements.

                    REFLECT SCIENTIFIC, INC.
          Notes to the Consolidated Financial Statements
             September 30, 2006 and December 31, 2005


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 financial statements. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -  ACQUISITIONS

     Effective April 19, 2006, the Company entered into a merger agreement
     with Cryomastor Inc.   As part of this agreement, the Company received
     assets valued at the following:

                 Patents                      $     3,081,777
                 Customer Lists                       480,000
                 Goodwill                           1,289,799
                                              ---------------
                                              $     4,851,576
                                              ===============

     As consideration for these assets, the Company issued 3,000,000 shares at $1.25 of its common stock that are restricted securities to the shareholders of Cryomastor, Inc. as well as paid $700,000 to the same shareholders. The Company also advanced $300,000 to be utilized for the operations of Cryomastor, Inc. and were required to pay a $300,000 debt of Cryomastor, Inc. for a U.S. patent of Cryomastor systems within 90 days of the closing on June 27, 2006, or on or about September 25, 2006. An employment agreement will be executed and the Company will pay to the Cryomastor shareholders 2.5% of the gross annual revenue earned by the Company.

     As part of the execution and delivery of the Merger Agreement, the Company offered a minimum of 1,000,000 shares of common stock at $1 per share to accredited investors. To date the Company has sold 1,073,500 of these shares.

                    REFLECT SCIENTIFIC, INC.
          Notes to the Consolidated Financial Statements
               September 30, 2006 and December 31, 2005


NOTE 2 -  ACQUISITIONS (continued)

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

     Effective April 4, 2006, the Company entered into an agreement to purchase JM SciTech, LLC. Pursuant to this agreement, the Company purchased and JM SciTech, LLC sold all rights, title and interest in and to the JMST Technology. This resulted in the Company obtaining assets valued as follows:

                    Intangible assets        $       350,000
                    Goodwill                         240,000
                                             ---------------
                                             $       590,000
                                             ===============

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

NOTE 3 -  SUBSEQUENT EVENTS

     Effective August 3, 2006, the Company signed a Letter of Intent to purchase All Temp Engineering. As consideration for the purchase, the Company will issue 2,000,000 shares of its common stock that are restricted securities and pay certain royalties to its shareholders. As of September 30, 2006, the purchase had not yet been completed.

     Effective August 23, 2006, the Company signed a Letter of Intent to purchase Smithgall & Associates, Inc., dba Image Labs International. As consideration for the purchase, the Company will issue 525,000 shares of its common stock that are restricted securities; pay $200,000; pay certain royalties on certain of Image Labs business segments to this shareholder; and will employ Image Labs sole shareholder. Simultaneously, the Company signed another Letter of Intent to employ another person associated with a business segment of Image Labs; paid the associated person $37,500 on the signing of that Letter of Intent; will pay that person certain royalties on another business segment of Image Labs; and has agreed to issue 500,000 shares of its common stock that are restricted securities. As of September 30, 2006, the purchase of Image Labs had not yet been completed.

     The due date of the $300,000 Note assumed by the Company in the Cryomastor acquisition was extended from September 25, 2006, to December 31, 2006.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

          Our revenues increased during the quarter ended September 30, 2006, to $652,359, from $573,572 for the quarter ended September 30, 2005, primarily as a result of a general improvement in sales across several product lines.

          Our cost of goods increased in the quarter ended September 30, 2006, as compared to September 30, 2005, to $417,351 from $326,041, as a result of increased raw material costs and increased sales.

          General and administrative expenses increased to $724,569 during the quarter ended September 30, 2006, from $72,490 during the quarter ended September 30, 2005. This increase was due to equity based non-cash employee compensation, acquisition related expenditures and increased employment levels.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005
--------

          Our revenues increased during the nine months ended September 30, 2006, to $1,907,540, from $1,628,313 for the nine months ended September 30, 2005, also primarily as a result of a general improvement in sales across several product lines.

          Our cost of goods increased in the nine months ended September 30, 2006, as compared to September 30, 2005, to $1,177,137 from $919,883, also as a result of increased raw material costs and increased sales.

          General and administrative expenses increased to $1,053,099 during the nine months ended September 30, 2006, from $322,921 during the nine months ended September 30, 2005. This increase was due to equity based non-cash employee compensation, acquisition related expenditures and increased employment levels.

Liquidity and Capital Resources.
--------------------------------

          Our cash resources at September 30, 2006, were $113,653, with accounts receivable of $447,160. We sold 400,000 shares of our common stock that are "restricted securities" as defined in Rule 144 to "accredited investors" only, to finance the acquisition of JM SciTech, LLC. These shares were sold at a price of $0.80 per share. None of these shares were accorded registration rights of any kind.

          Subsequent to the quarter ended September 30, 2006, the Company sold 503,335 shares of its common stock that are "restricted securities" at $0.75 per share for aggregate consideration of $$377,501.25. These funds should be adequate for the next 12 months for continuing operations; however, plans for expansion will require additional capital of approximately $2,500,000.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          As of the quarter ended September 30, 2006, we issued 1,073,500 of our common stock for cash.

          We also issued 415,000 shares of our common stock for services and 53,675 shares of our common stock for introductory services.

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

          Effective August 3, 2006, we signed a Letter of Intent to purchase All Temp Engineering. As consideration for the purchase, the Company will issue 2,000,000 shares of its common stock that are restricted securities and pay certain royalties to its shareholders. As of September 30, 2006, the purchase had not been completed.

          Effective August 23, 2006, we signed a Letter of Intent to purchase Smithgall & Associates, Inc., dba Image Labs International. As consideration for the purchase, the Company will issue 525,000 shares of its common stock that are restricted securities; pay $200,000; pay certain royalties on certain of Image Labs business segments to this shareholder; and will employ Image Labs sole shareholder. Simultaneously, the Company signed another Letter of Intent to employ another person associated with a business segment of Image Labs; paid the associated person $37,500 on the signing of that Letter of Intent; will pay that person certain royalties on another business segment of Image Labs; and has agreed to issue 500,000 shares of its common stock that are restricted securities. As of September 30, 2006, the purchase of Image Labs had not yet been completed.

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

                                          REFLECT SCIENTIFIC, INC.

Date: 11/13/06                            /s/Kim Boyce
                                          ------------------------------------
                                          Kim Boyce, President

Date: 11/13/06                            /s/Tom Tait
                                          ------------------------------------
                                          Tom Tait, Vice President


Date: 11/13/06                            /s/Kevin Cooksy
                                          ------------------------------------
                                          Kevin Cooksy, Secretary/Treasurer