Form 10KSB
period 2006-12-31
REFLECT SCIENTIFIC INC
filed 2007-04-17
CIK 1103090

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. - 001-08397

REFLECT SCIENTIFIC, INC.

(Name of Small Business Issuer in its Charter)

Utah	87-0642556
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1270 South 1380 West

Orem, Utah 84058

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (801) 226-4100

Securities registered under Section 12(b) of the Act: None

Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act:

$0.01 par value common stock

Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No     (2) Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes

[  ] No [X]

State Issuer’s revenues for its most recent fiscal year: December 31, 2006 - $2,572,955.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days.

There are approximately 9,900,930 shares of common voting stock of the Issuer held by non-affiliates, and based upon the average bid and asked prices of our common stock on April 11, 2007 ($1.00), as reported by the OTC Bulletin Board of the National Association of Securities Dealers, Inc., the aggregate market value of our common stock held by non-affiliates was approximately $9,900,930.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

None; not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Not applicable.

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

April 11, 2007:  Common – 34,050,180.

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13, of this Annual Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

TABLE OF CONTENTS

PART I 3

Item 1. Description of Business 3

Item 2. Description of Property 8

Item 4. Submission of Matters to a Vote of Security Holders 9

PART II 9

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.  9

Item 6. Management’s Discussion and Analysis or Plan of Operation 12

Item 7. Financial Statements. 13

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  12

Item 8(A)T. Controls and Procedures. 12

Management’s Annual Report on Internal Control Over Financial Reporting 12

Item 8(B). Other Information. 12

PART III 12

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act  12

Item 10. Executive Compensation 15

Item 11. Security Ownership of Certain Beneficial Owners and Management 16

Item 12. Certain Relationships and Related Transactions 17

Item 13. Exhibits 18

Item 14. Principal Accounting Fees and Services 18

SIGNATURES 19

PART I

Item 1. Description of Business

Business Development

General

Reflect Scientific, Inc., a Utah corporation (the “Company,” “we,” “our,” “us” and words of similar import), was organized under the laws of the State of Utah on November 3, 1999, under the name “Cole, Inc.”  On December 31, 2003, we acquired Reflect Scientific, Inc., a California corporation and currently our wholly-owned subsidiary (“Reflect California”), changed our name to “Reflect Scientific, Inc.” and succeeded to the business operations of Reflect California, that involved the manufacture and distribution of unique laboratory consumables and disposables such as filtration and purification products, customized sample handling vials, electronic wiring assemblies, high temperature silicone, graphite and vespel/graphite sealing components for use by original equipment manufacturers (“OEM”) in the chemical analysis industries, primarily in the field of gas/liquid chromatography.  See our 8-K Current Report dated December 31, 2003, which was filed with the Securities and Exchange Commission on January 15, 2004, and is incorporated herein by reference.  See Part III, Item 13.

December 31, 2005

On November 29, 2005, we announced the execution of a Letter of Intent to acquire Cryomastor Corporation, a California corporation (“Cryomastor” [sometimes called “Cryometrix,” its amended name).

December 31, 2006

Effective as of April 4, 2006, we entered into a Purchase Agreement (the “JMST Agreement”) with JM SciTech, LLC, a limited liability company organized under the laws of the State of Colorado, and doing business as JMST Systems (“JMST”); David Carver, an individual (“Carver”); and Julie Martin, an individual (“Martin”)(JMST, Carver and Martin are sometimes hereinafter referred to collectively as “Sellers”).  Pursuant to the JMST Agreement, we purchased and JMST sold all right, title and interest in and to the JMST Technology (the “JMST Technology”), as described in the JMST Agreement; and Carver conveyed and assigned any rights he had in and to certain patents (the “Carver Patents”) and related intellectual assets as described in the JMST Agreement (collectively, including the Carver Patents ,referred to herein as the “Carver Technology”).  JMST had created a line of chemical detection instruments that are used in the pharmaceutical, biotechnology and homeland security markets. The patented technology allows researchers to accurately analyze chemical formulations for their composition and identity.   See our 8-K Current Report dated April 4, 2006, which was filed with the Securities and Exchange Commission on April 7, and is incorporated herein by reference.  See Part III, Item 13.

On June 27, 2006, we completed the acquisition of Cryomastor pursuant to an Agreement and Plan of Merger (the “Cryomastor Merger Agreement”), which became our wholly-owned subsidiary; changed its name to “Cryometrix, Inc.”; and succeeded to its business operations, which involved the manufacture and sale of ultra low temperature freezers systems powered by liquid nitrogen for use in bio-repositories associated with the biotech and pharmaceutical industries, as well as government facilities, universities and many other diverse applications that require a large number of reliable and energy efficient freezers.  See our 8-K Current Report dated June 27, 2006, which was filed with the Securities and Exchange Commission on June 30, 2006, and is incorporated herein by reference.  See Part III, Item 13.

On November 15, 2006, we entered into an Agreement and Plan of Merger (the “Image Labs Merger Agreement”) between Image Acquisition Corp., a Georgia corporation and our wholly-owned subsidiary (“Merger Subsidiary”); Smithgall & Associates, Inc., dba Image Labs International, a Georgia corporation (“Image

Labs”); and Brian Smithgall (“Smithgall”), the sole shareholder of Image Labs (the “Image Labs Shareholder”).  Established in 1993 and located in Bozeman, Montana, Image Labs is a manufacturer and developer of factory automation equipment. The primary product lines focus in the areas of automated inspection, measurement and material handling.  See our 8-K Current Report dated November 15, 2006, which was filed with the Securities and Exchange Commission on November 21, 2006, and is incorporated herein by reference.  See Part III, Item 13.

On November 17, 2006, we entered into an Agreement and Plan of Merger (the “The All Temp Merger Agreement”) between our wholly-owned subsidiary,  Cryometrix, Inc. (“Merger Subsidiary”); All Temp Engineering Inc., a California corporation (“All Temp”); J F Dain & E L Dain CO   T Tee Dain

Family Revocable Trust U/A Dated 12/17/2001 (the “Dain Trust”) and Nicholas J. Henneman (“Henneman”), the sole All Temp Shareholders (collectively, the “All Temp Shareholders”); and John F. Dain, individually (“Dain”).

All Temp is located in San Jose, California and has been providing engineered solutions and services to the cryogenics industry for over 23 years.  All Temp serves over 1,450 companies in business sectors such as biotech, pharmaceutical, medical devices, research, universities, semiconductor,  aerospace, military and industrial food processing.  See our 8-K Current Report dated November 17, 2006, which was filed with the Securities and Exchange Commission on November 22, 2006, and is incorporated herein by reference.  See Part III, Item 13.

Subsequent to December 31, 2006

Effective January 19, 2007, the All Temp Merger Agreement was completed.  See our 8-K Current Report dated November 17, 2006, which was amended on January 23, 2007, and is incorporated herein by reference.  See Part III, Item 13.

Effective February 28, 2007, the Image Labs Merger Agreement was completed.  See our 8-K Current Report dated November 15, 2006, which was amended on March 6, 2007, and is incorporated herein by reference.  See Part III, Item 13.

Business

Reflect Scientific, Inc is engaged in the manufacture and distribution of innovative products targeted at the life science market. Our customers include hospitals and diagnostic laboratories, pharmaceutical and biotech companies, universities, government and private sector research facilities as well as chemical and industrial companies.

Our goal is to provide our customers with the best solution for their needs. This philosophy extends into our business strategies and acquisition plans. Through a series of strategic acquisitions in 2006, we now offer a greatly expanded line of products that take advantage of market needs. Our growing product portfolio includes ultra low temperature freezers and chemical detectors, in addition to supplying OEM products to the life science industry.

Visacon brand chemical detectors provide our OEM customers a cost effective detection product that allows them to extend their markets. Detectors use patented optical detection technologies that can be tailored for pharmaceutical, biotechnology or other life science applications.

Our Cryometrix brand ultra low temperature freezers innovative design enables our customers to save substantially on energy costs related to cryogenic storage. Ultra low temperature freezers are used world wide for the storage of vaccines, DNA, RNA, proteins and many other biological and chemical samples. There is a growing need for energy efficient, reliable ultra low temperature storage units.  We will continue to expand into this growing market with the Cryometrix freezer.

Growth Plan

We continue to evaluate acquisitions of businesses and technologies to enhance our revenues in the Life Science market. To that end, we recently completed the acquisition of All Temp and Image Labs, and we acquired Cryometrix in June, 2006.

We intend to seek to expand the applications for our products and equipment into additional markets as we develop brand recognition.  We hope to be able to leverage off of our existing products and name recognition as we continue forward using our existing offerings and product strength to position us as a key supplier of automation equipment, inspection equipment and cryogenic storage solutions.  This strategic plan will also allow for further diversification of our customer base.

All Temp provides service and installation of ultra low temperature freezers and other environmental chambers. A strong synergy with the Cryometrix freezer products also exists.  We will be able to further vertically integrate our freezer line of business and gain revenues from service contracts, installations and other services provided by All Temp. This acquisition will allow us to access a larger portion of the $4 Billion cyrogenic storage market.

Image Labs expertise is in the field of machine vision and robotics. A key component to product extension of the Cryometrix freezers is automation. Image Labs will provide the necessary technology to create product line extensions that integrate automation into existing products. Larger automated freezer systems are used world wide for the storage of vaccines and tissues and will allow Reflect to participate in this market.

CatPro, a division of Image Labs, provides automated inspection products and services, including part handling and automation to manufacturers of automotive and diesel catalysts and filters, exhaust systems and OEM’s, and inspection of in service components such as Diesel Particulate Filters.

Principal Products or Services and their Markets

Reflect Scientific

Services:

Laboratory consumables and disposables

Analytical supplies

Markets Served:

Life Sciences

Chemical industry

Environmental

JMST (Visacon)

Services:

Chemical detection instruments

Markets Served:

Life Sciences

Chemical industry

Environmental

Cryometrix

Services:

Ultra low temperature freezing systems

Markets Served:

Life Sciences

Biotech

Pharmaceutical

All Temp Engineering

Services:

Environmental test chambers

Cold storage equipment

Markets Served:

Life Sciences

Semiconductor

Environmental

Image Labs

Services:

Environmental catalyst QC systems

Automated inspection tools for high throughput manufacturing

Semiconductor wafer inspection tools

LCD manufacturing QC Tools

Laser safety monitoring

Markets Served:

Environmental

Machine vision QC for manufacturing industries

Semiconductor

Diverse industries

Distribution Methods of the Products or Services

Reflect Scientific

Distribution Methods:

OEM Sales

Private Labeling

Business to Business

JMST (Visacon)

Distribution Methods:

OEM Sales

Private Labeling

Business to Business

Trade Shows

Direct Sales

Cryometrix

Distribution Methods:

Direct Sales

Trade Shows

Consultants

All Temp Engineering

Distribution Methods:

Direct Sales

Service Technicians

Image Labs

Distribution Methods:

Direct Sales

Service Technicians

Trade Shows

Competitive Business Conditions and the Small Business Issuer Competitive Position in the Industry and Methods of Competition

In all businesses acquired and intended to be acquired, the business conditions are stable with moderate growth in all markets. External factors i.e., government regulation, enhances our position in the markets served; however, we do not have control over its ultimate direction.

Reflect Scientific, JMST (Visacon), Cryomastor (Cryometrix), All Temp Engineering and Image Labs are in strong competitive positions based on servicing niche markets that are poorly or not serviced by competition. This allows us to command price premiums for products in many cases. Maintaining a high performance barrier and premium price will allow us to grow more quickly by reinvesting and cementing its position in the markets served.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Sources and availability of key materials and intermediates continue to remain stable. Where supply is considered a critical success factor for our business, we have certified vendors in place.

Dependence on One or a Few Major Customers

Three of our customers represent approximately 79% of our revenues. Our relationships with these customers are strong and have been stable for many years.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

All patents and trademarks relating to acquisitions have been assigned to us. Where appropriate, we seek patent protection for inventions and developments made by our personnel and incorporated into our products or otherwise falling within our fields of interest.

We protect some of our technology as trade secrets and, where appropriate, we use trademarks or register trademarks used in connection with products.

Patents have been issued covering the following products:

JMST chemical detectors – 4 patents issued

Cryomastor ultra low temperature freezers – 1 patent issued

Royalty agreements were executed with JMST and Cryometrix products. The details are as follows.

JMST – Gross revenues in excess of $500,000 with be paid a royalty of 2.5% in our common stock annually not to exceed 500,000 shares in total. New products are subject to a royalty of 3% of gross revenues in excess of $100,000, with an additional 2% if gross revenues exceed $600,000. Royalties will also be paid in our common stock annually.  Common stock will be valued at $3.00 per share for these purposes.

Cryometrix – A 2.5% royalty will be paid annually on gross revenues exceeding $3,000,000 in our common stock not to exceed 2,000,000 shares in aggregate. Common stock will be valued at $1.80 or market value at time of accrual which ever is greater, for these purposes.

Key employees have executed employment agreements with durations of one to three years.

Need for any Governmental Approval of Principal Products or Services

No products presently being manufactured or sold by us are subject to prior governmental approvals.

Effect of Existing or Probable Governmental Regulations on the Business

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer.  We are a “small business issuer.”

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. (“NASAA”) have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension bund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

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

Research and Development Costs During the Last Two Fiscal Years

From January 1, 2006, to December 31, 2006, we expended $13,261 for research and development; during 2005, we expended $804 for research and development.

Cost and Effects of Compliance with Environmental Laws

None; not applicable.

Number of Total Employees and Number of Full Time Employees

We employ 12 full time employees and two part time employees.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commissions’ Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

Item 2. Description of Property

Orem, Utah - This facility is a manufacturing and office facility with 6,000 square feet of space; we lease this facility at $3,563 per month, with the lease term expiring on November 30, 2008.

San Jose, California - This facility is a manufacturing, office and showroom facility with 10,944 square feet of space; we lease this facility at $9,489 per month, with the lease term expiring on December 31, 2009.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

Except as set forth below, no matter was submitted to a vote of our security holders during the fourth quarter of the period covered by this Annual Report or during the previous two fiscal years.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

The following table sets forth, for the periods indicated, the high and low bid information for our common stock on the OTC Bulletin Board for the two years ended December 31, 2006:

Period	High	Low
January 1, 2006 through March 31, 2006	$2.00	$1.45
April 1, 2006 through June 30, 2006	$1.69	$1.20
July 1, 2006 through September 30, 2006	$1.22	$0.90
October 1, 2006 through December 31, 2006	$1.30	$0.91
January 1, 2005 through March 31, 2005	$0.30	$0.25
April 1, 2005 through June 30, 2005	$0.30	$0.30
July 1, 2005 through September 30, 2005	$1.82	$0.30
October 1, 2005 through December 31, 2005	$1.97	$1.21

The high and low bid information respecting the quotations of our common stock on the OTC Bulletin Board was provided by the National Quotations Bureau, LLC, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

The number of record holders of our common stock as of March 11, 2007, was approximately 183; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities

During the last three years, we issued the following unregistered securities:

Common Stock Issued in Reflect California  Reorganization Completed December 31, 2003

Name and Address*	Number of Shares Owned of Reflect California	Number of Shares of Our Common Stock Received in Exchange
Kim Boyce 1270 South 1380 West Orem, Utah 84058	8,171	18,723,250
Michael Dancy Suite 205 455 East 500 South Salt Lake City, Utah 84111	43.6	100,000
Diversified Instruments, LLC 528 14th Avenue Salt Lake City, Utah 84103	733.8	1,681,500
David Nelson Suite 200 455 East 500 South Salt Lake City, Utah 84111	43.6	100,000
SCS, Inc. Suite 200 455 East 500 South Salt Lake City, Utah 84111	1,008	2,310,199
Totals	10,000	22,914,949

2005 Convertible Preferred Stock Issuance*

During the year ended December 31, 2005, we sold 700,000 shares of our 2004 Series A Convertible Preferred Stock at an offering price of $1.00 per share to 26 persons who were “accredited investors” as that term in defined in Regulation D of the Securities and Exchange Commission.

2005 Common Stock Issued for Preferred Stock Conversion*

During the calendar year ended December 31, 2005, 690,000 shares of this class of our preferred stock were converted by the holders thereof into 1,150,002 shares of our common stock.

2005 Common Stock Issued for Services*

Effective May 6, 2005, we issued 380,000 shares of our common stock to eleven persons, which included three of our directors and executive officers, for services rendered and valued at approximately $0.03 per share.

2006 Common Stock Issuer for Preferred Stock Conversion*

The remaining 10,000 shares of our outstanding 2004 Series A Convertible Preferred Stock was converted to 16,667 shares of our common stock.

2006 Common Stock Issued for Cash*

We issued 400,000 shares of our common stock for $0.80 per shares; and 1,073,500 shares of our common stock for $1.00 per share in two separate private placements.

2006 Common Stock Issued for Services*

We issued 415,000 and 53,675 shares of our common stock for services.

2006 Common Stock Issued for Acquisitions*

We issued 200,000 shares in connection with the JMST acquisition; and 3,000,000 shares in connection with the Cryometrix merger.

* We issued all of these securities to persons who were “accredited investors” or “sophisticated investors” as those terms are defined in Regulation D of the Securities and Exchange Commission; and each such investor had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission. Sales to “accredited investors” are preempted from state regulation.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2006, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any of our affiliates during the year ended December 31, 2006, except Tom Tait, our Vice President and a director, purchased 3,000 shares in the open market on April 19, 2006, for $1.60 per share; and 3,000 shares in the open market on April 25, 2006, for $1.50 per share.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs

Month #1 October 1, 2006 through October 30, 2006	None	None	None	None
Month #2 November 1, 2006 through November 30, 2006	None	None	None	None
Month #3 December 1, 2006 through December 31, 2006	None	None	None	None
Total	None	None	None	None

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

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

During 2006, we entered into material agreements with JSMT, LLC and Cryrometrix, Inc. These agreements resulted in the acquisition of strategic products and technologies that will allow us to significantly increase our market penetration into the Life Sciences market.

JMST Acquisition

JMST, a Colorado LLC, manufactured chemical detection products used in a variety of markets including, food, petrochemical, biotechnology and pharmaceutical. The total market for detectors of this type is approximately $1.2 Billion annually. JMST sales in 2005 were approximately $474,000. We recognized the potential of JMST to significantly increase its market share and as a result, certain JMST assets were acquired on April 4, 2006, in exchange for 200,000 shares of our common stock. These assets consisted of customer lists, manufacturing drawings, assembly procedures, vendor lists, bills of materials and intellectual property relating to research projects in progress. Raw material and finished good inventories were not included in the asset transaction. JMST relinquished all rights to continue manufacturing and marketing of detector products. In addition,$250,000 was paid to Dr. David Carver for assigning issued patents and patents in progress relating to the JMST products to us.

Cryomastor Acquisition

Cryomastor is a company focused on the manufacturing of liquid nitrogen cooled storage systems for the biotechnology, pharmaceutical and vaccine storage markets. The acquisition of Cryomastor with its strongly market differentiated product will allow us to penetrate the $1 Billion cold storage segment of markets that is already serves. Cryomastor was acquired in its entirety under the Cryomastor Merger Agreement on June 27, 2006, where we issued 3,000,000 shares of common stock as well as $700,000 in cash to Cryomastor shareholders. In addition,

12

John Dain was paid $300,000 for the assignment of a key product patent to us. The acquired assets will allow us to manufacture and market cryogenic storage systems without significant investment in infrastructure.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our revenues increased during the year ended December 31, 2006, to $2,572,955 from $2,241,069 for the year ended December 31, 2005, primarily as a result of increased business from our acquisitions.

Our cost of goods increased in the period ending December 31, 2006, as compared to December 31, 2005, to $1,519,547 from $1,323,883. The difference was partly as a result of increased sales and raw material price increases. The percentage on gross margins for the two years was essentially unchanged.

General and administrative expenses increased to $1,303,598 during the year ended December 31, 2006, from $380,845 during the year ended December 31, 2005. This was due to the issuance of common stock for services in the amount of $446,315, a substantial increase in legal and accounting fees related to acquisitions, Securities and Exchange Commission regulations compliance and acquisition audits, business relocation costs and other one time costs relating to the acquisitions.

Our cash resources at December 31, 2006, were $271,038, with accounts receivable of $389,591 and inventory of $364,796. We have relied on revenues and sales of preferred stock for cash resources.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of December 31, 2006.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company’s access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 7. Financial Statements.

13

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Reflect Scientific, Inc. and Subsidiaries

Orem, Utah

We have audited the accompanying consolidated balance sheet of Reflect Scientific, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholder’s equity and cash flows for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reflect Scientific, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/HJ & Associates, LLC

HJ & Associates LLC

Salt Lake City, Utah

March 20, 2007

C O N T E N T S

Report of Independent Registered Pubic Accounting Firm F-2

Consolidated Balance Sheet F-4

Consolidated Statements of Operations F-6

Consolidated Statements of Shareholder’s Equity F-7

Consolidated Statements of Cash Flows F-8

Notes to the Consolidated Financial Statements F 9

REFLECT SCIENTIFIC, INC. AND SUSIDIARIES

Consolidated Balance Sheet

ASSETS

December 31,

2006

CURRENT ASSETS

Cash	271,038
Accounts receivable (Note 2)	389,591
Inventory (Note 4)	364,796
Prepaid assets	13,852

Total Current Assets	1,039,277

FIXED ASSETS, NET (Note 3)	211,021

OTHER ASSETS

Intangible assets, net	5,318,403
Income tax receivable	25,948
Deferred tax asset	316,000
Deposits	13,400

Total Other Assets	5,673,751

TOTAL ASSETS	$ 6,924,049

he accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUSIDIARIES

Consolidated Balance Sheet (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

December 31,

2006

CURRENT LIABILITIES

Short term loan	$ 18,353
Accounts payable	225,721
Accrued expenses	25,949
Income taxes payable	400

Total Current Liabilities	270,423

NON-CURRENT LIABILITIES

Notes payable	61,706

Total Liabilities	332,129

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 per value, authorized 5,000,000 shares;
No shares issued and outstanding	-
Common stock, $0.01 par value, authorized 50,000,000
shares; 30,688,844 shares issued and outstanding	306,889
Additional paid in capital	7,561,311
Subscription receivable	257,251
Accumulated deficit	(1,533,531)

Total Shareholders’ Equity	6,591,920

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 6,924,049

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUSIDIARIES

Consolidated Statements of Operations

For the Years Ended

December 31,

2006 2005

REVENUES	$2,572,955	$2,241,069

COST OF GOODS SOLD	1,519,547	1,323,883

GROSS PROFIT	1,053,048	917,186

OPERATING EXPENSES

Salaries and wages	779,579	362,935
Payroll taxes	35,767	29,495
Rent expense	62,906	79,587
General and administrative	1,303,598	380,845

Total Operating Expenses 2,181,850 852,862	2,181,850	852,862

OPERATING INCOME (LOSS) (1,128,442) 64,324	(1,128,442)	64,324

OTHER EXPENSES

Forgiveness of debt	(200,000)	-
Other income	23,707	-
Loss on sale of asset	(16,618)	-
Interest expense	(25)	(9,261)

Total Other Expense	(192,936)	(9,261)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(1,321,378)	55,063

Income tax expense 5,928 16,900	(342,748)	16,900

NET INCOME (LOSS)	$(978,630)	$38,163

Preferred distribution dividends	-	(700,000)

NET INCOME (LOSS) APPLICABLE TO COMMON
SHAREHOLDERS	$(978,630)	$(661,837)

BASIC AND FULLY DILUTED EARNINGS PER SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	28,432,024	24,441,014

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUSIDIARIES

Consolidated Statements of Shareholders’ Equity

                                       Preferred Stock              Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Subscription	Accumulated Deficit
Balance, December 31, 2004	-	$ -	24,000,000	$240,000	(183,319)	-	106,036
Preferred Stock issued for cash	436,000	4,360	-	-	431,640	-	-
Preferred stock issued for cash	264,000	2,640	-	-	261,360	-	-
Common stock issued for services	-	-	380,000	3,800	5,256	-	-
Conversion of preferred stock into common stock	(690,000)	(6,900)	1,150,002	11,500	(4,600)	-	-
Beneficial conversion of convertible preferred stock	-	-	-	-	700,000	-	-
Amortization of beneficial conversion feature of convertible preferred stock	-	-	-	-	-	-	(700,000)
Net income for the year ended December 31, 2005	-	-	-	-	-	-	38,163
Balance, December 2005	10,000	$ 100	25,530,002	$255,300	$1,210,337	-	$(554,901)
Common stock issued for cash	-	-	400.000	4,000	316,000		-
Common stock issued pursuant to merger with Cryomastor	-		3,000,000	30,000	3,720,000		-
Common stock issued pursuant to JM SciTech, LLC purchase	-		200,000	2,000	338,000		-
Common stock issued for cash	-		1,073,500	10,735	1,062,765		-
Common stock issued for services	-		415,000	4,150	390,100		-
Common stock issued for commissions	-		53,675	537	51,528		-
Stock offering costs	-		-	-	(52,065)		-
Common stock subscription	-		-	-	-	257,251	-

Conversion of Preferred shares	(10,000)	(100)	16,667	167	(67)	-	-
Changes to paid in capital during consolidation	-	-	-	-	524,713	-	-
Net loss for the year ended December 31, 2006	-		-	-	-		(978,630)
Balances, December 31, 2006	-	$ -	30,688,844	$306,889	$7,561,311	$257,251	$(1,533,531)

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended

December 31,

2006 2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(978,630)	$38,163
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	11,238	3,299
Amortization	123,173	5,600
Common stock issued for services	446,315	9,056
Loss on sale of asset	16,618	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(72,317)	(36,101)
Increase in inventory	(59,112)	(45,672)
Increase in income tax receivable	(25,948)	-
Increase in prepaid asset	(9,489)	(3,563)
Increase in other asset	(324,050)	-
Increase in accounts payable and accrued expenses	17,183	9,617
Net Cash Used by Operating Activities	(855,019)	(19,601)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(217,927)	-
Cash paid for intangible assets	(1,354,905)	-
Net Cash Used by Investing Activities	(1,572,832)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Change in long term line of credit	18,353	(269,036)
Notes payable	61,706	-
Proceeds from stock subscription	257,251	-
Proceeds from common stock issuance	2,311,605	-
Proceeds from preferred stock issuance	-	700,000
Net Cash Provided by Financing Activities	2,648,915	430,964

NET ( INCREASE) DECREASE IN CASH	(221,064)	411,363

CASH AT BEGINNING OF PERIOD	492,102	80,739

CASH AT END OF PERIOD	$271,038	$492,012

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid For:

Interest	$ 25	$ 9,961
Income taxes	$ 6,008	$ -

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services	$ 446,315	$ 9,056

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

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

On December 30, 2003, pursuant to an agreement and plan of reorganization, the Company completed a reverse merger with the shareholders of Reflect Scientific, Inc. in which it acquired 100% of Reflect Scientific, Inc., a California Company in exchange for 22,914,949 common shares of the Company.  The terms of the acquisition are detailed in an 8-K filing dated December 31, 2003.  Under the terms of the agreement, the President of Reflect Scientific, Inc. became the President of the Company and was elected to the Board of Directors, the acquisition was accounted for as a recapitalization of Reflect Scientific, Inc. because the members of Reflect Scientific, Inc. controlled the Company after the acquisition.  Reflect Scientific, Inc. was treated as the acquiring entity for accounting purposes and Cole, Inc. was the surviving entity for legal purposes.  There was no adjustment to the carrying values of the assets or liabilities of Reflect Scientific, Inc. and no goodwill was recorded. The operations for the year ended December 31, 2006 and 2005 are those of Reflect Scientific, Inc.

Cryomastor was acquired in its entirety through a merger agreement on June 27, 2006 where Reflect Scientific issued 3,000,000 shares of common stock as well as $700,000 in cash to Cryomastor shareholders. In addition John Dain was paid $300,000 for the assignment of a key product patent to Reflect Scientific. The acquired assets will allow Reflect Scientific to manufacture and market cryogenic storage systems without significant investment in infrastructure.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.  Revenue Recognition

The Company recognizes revenues as required by Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”.  Revenue is only recognized on product sales once the product has been shipped to the customers (FOB Origin), and all other obligations have been met.

REFLECT SCIENTIFIC, INC. AND SUSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

d. Accounts Receivable

The Company writes off trade receivables when deemed uncollectable. The Company expensed $0 and $0 to bad debt expense for the years ended December 31, 2006 and 2005, respectively. The allowance for doubtful accounts balance at December 31, 2006 was $0.

e. Inventory

Inventories are stated at the lower of cost or market value based upon the First-In First-Out (FIFO) inventory method.  The Company’s inventory primarily consists of parts for scientific vial kits.

f. Capitalized Loan Costs

Capitalized loan costs are related to the origination and maintenance of a note payable that was paid in full as of December 31, 2005. These capitalized costs were being amortized on a straight line basis over the term of the related debt.  As of December 31, 2005 all capitalized loan costs had been expensed.  Amortization expense related to these costs was $0 and $5,600 in 2006, and 2005, respectively.

g. Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $8,928 and $1,034 of advertising expense during the years ended December 31, 2006, and 2005, respectively.

h. Newly Issued Accounting Pronouncements

In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R) that became effective for the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a

REFLECT SCIENTIFIC, INC. AND SUSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Newly Issued Accounting Pronouncements (Continued)

liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. FIN 48 is effective for the Company on January 1, 2007. Based on the Company’s evaluation and analysis, FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have an impact on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years beginning after November 15, 2007.   The Company is currently evaluating the requirements and impact of FAS 157 on the Company’s consolidated financial statements, and will adopt the provisions on January 1, 2008. FAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Newly Issued Accounting Pronouncements (Continued)

Also in September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132- R” (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This statement is effective for the Company as of December 31, 2006, but did not have an impact on the Company’s consolidated financial statements as the Company does not sponsor a defined benefit pension or postretirement plan.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

i. Basic Earnings Per Share

The computation of earnings per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

                                                             For the Years Ended

                                                  December 31,

	2006	2005
Net Income (Numerator)	$ (978,630)	$ (661,837)
Shares (denominator)	28,432,024	24,441,014

Per share amount	$ (0.03)	$ (0.03)

As of December 31, 2006 the Company had no shares of outstanding common stock equivalents, as such the diluted earnings per share and basic earnings per share are the same.

j. Shipping and Handling Fees and Costs

The Company records all shipping and handling cost in cost of goods sold.

REFLECT SCIENTIFIC, INC. AND SUSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The provision (benefit) for income taxes for the year ended December 31, 2006 and 2005 consist of the following:

	2006	2005
Federal:
Current	$(269,623)	$21,046
Deferred		(4,542)
State:
Current	100	2,031
Deferred	(46,470)	(1,635)
	$(315,993)	$16,900

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
NOL Carryover	$315,993	$-

Deferred tax liabilities
Depreciation	-	(32,823)

Valuation allowance	-	-
Net deferred tax liability	$315,993	$(32,823)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the year ended December 31, 2006 and 2005 due to the following:

REFLECT SCIENTIFIC, INC. AND SUSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Income Taxes (Continued)

	2006	2005
Book Tax Expense	$(451,284)	$18,612
Meals & Entertainment	1,398	2,423
Stock for Services	134,045	3,060
Depreciation	(152)	509
Income Tax Expense	-	(1,527)

	$(315,993)	$23,077

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Prior to the reverse acquisition of Reflect by Cole, Inc. the Company was a subchapter S corporation. All income and expenses were passed through to the Company’s shareholder, therefore no tax liabilities existed at December 31, 2003.

l. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, which included Cole, Inc. and Cryomastor, which are wholly owned.  All material intercompany accounts and transactions are eliminated in consolidation.

m.Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs".  Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company had $13,261 and $804 in research and product development for the years ended December 31, 2006 and 2005, respectively.

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

December 31, 2006
Machinery and equipment	$162,459
Furniture and fixtures	16,826
Computer and office equipment	23,254
Leasehold improvements	21,555
Accumulated depreciation	(13,073)
Total Fixed Assets	$211,021

Depreciation expense for the years ended December 31, 2006, and 2005, was $11,238 and $3,299, respectively.

REFLECT SCIENTIFIC, INC. AND SUSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 4 - INVENTORIES

Inventory consisted of the following at December 31, 2006:

Finished goods                                                         364,796

Total Inventory                                          $364,796

NOTE 5-  COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases its office and warehouse space under non-cancelable lease agreements accounted for as operating leases.  The Company also leases several automobiles under similar non-cancelable lease agreements, which are also accounted for as operating leases.

Minimum rental payments under the non-cancelable operating leases are as follows:

Years ending December 31,	Amount
2007	$157,188
2008	165,048
2009	127,272
2010	-
2011	-
Total	$449,508

Rent expense was $62,906 and $79,587 for the years ended December 31, 2006, and 2005, respectively.

Automobile lease expense was $11,097 and $10,673 for the years ended December 31, 2006, and 2005, respectively.

NOTE 6-  CAPITAL LEASES

During the year the company entered into two capital lease arrangements for the purchase of equipment.  Payments are due in 60 and 36 monthly installments of $920 and $1,101.  The leases have a stated interest rate of 8.3%

REFLECT SCIENTIFIC, INC. AND SUSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 6-  CAPITAL LEASES (continued)

Aggregate maturities on the capital leases as of December 31, 2006, are due in future years as follows:

2007	$18,353
2008	19,936
2009	21,655
2010	10,400
2011	9,715
80,059
Less current portion	18,353
$61,706

NOTE 7 -  PREFERRED STOCK

In November 2004 the Company amended its Articles of Incorporation so as to authorize 5,000,000 shares of preferred stock. 750,000 of these shares have been designated as “Series A Convertible Preferred Stock”. During the year ended December 31, 2005 theses shares were offered in a private placement. As of December 31, 2006 no shares of the preferred stock are issued and outstanding.

Dividends

The holders of the Series A Preferred Stock are entitled to dividends at the rate of 8 percent per year of the liquidation preference of $1.00 per share, payable annually, if and when declared by the board of directors.  Dividends are not cumulative and the board of directors are under no obligation to declare dividends.

Convertibility

Upon the approval of the Board of Directors, Series A Preferred Stock may be convertible into the Company’s common stock by dividing $1.00 plus any unpaid dividends by 50% of the five day average closing bid price of the common shares.

During 2005 the Company sold 700,000 shares of Series A Convertible Preferred Stock in exchange for proceeds of $700,000.  As a result of the beneficial conversion feature inherent in the conversion rights and preferences of Series A Preferred Stock, the Company has recognized a deemed dividend of $700,000.  This deemed dividend was calculated based on the conversion price above at the time of conversion.  Because the Company does not have sufficient retained earnings, dividends were recorded in additional paid-in-capital and have a net effect of zero in that account and is therefore not presented on the statement of shareholders’ equity as a separate item.  This beneficial conversion feature was recorded to additional paid in capital and will be recorded as a deemed dividend to preferred shareholders (accretion) over the period to the instruments earliest conversion date.

REFLECT SCIENTIFIC, INC. AND SUSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 7 -  PREFERRED STOCK (continued)

Convertibility  (continued)

In November, 2005 690,000 shares of Preferred Stock were converted into 1,150,002 shares of Common Stock at $0.60 per share.

During 2006, the remaining 10,000 shares of Preferred Stock were converted into 16,667 shares of Common stock.

NOTE 8 - COMMON STOCK TRANSACTIONS

During the year ended December 31, 2006, the Company issued 468,675 shares of common stock for services valued at $446,315; 1,473,500 shares issued for cash of $1,393,500; 3,000,000 shares issued pursuant to the merger with Cryomaster for $3,750,000; 200,000 shares issued pursuant to the purchase of JMST for $340,000; and 16,667 shares valued at $100 issued for the conversion of Preferred Stock.

NOTE 9 - CONCENTRATIONS OF RISK

Cash in Excess of Federally Insured Amount

The Company currently maintains a cash balance at a single financial institution in excess of the federally insured maximum of $100,000.

Revenues and Accounts Receivable

The Company has three significant customers that account for $2,045,506 and $1,914,824 or 80% and 85%, of sales for the years ended December 31, 2006, and 2005, respectively.  These same three customers also account for $295,120 and $317,274, or 76% and 86%, of the total accounts receivable balance at December 31, 2006, and 2005, respectively.

NOTE 10 -   ACQUISITIONS

Effective April 19, 2006, the Company entered into a merger agreement with Cryomastor Inc.   As part of this agreement, the Company received assets valued at the following:

Patents	$3,081,777
Customer lists	480,000
Goodwill	888,223
Accumulated amortization	(100,472)
$4,349,528

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 10 -   ACQUISITIONS (Continued)

As consideration for these assets, the Company issued 3,000,000 shares at $1.25 of its common stock that are restricted securities to the shareholders of Cryomastor, Inc. as well as paid $700,000 to the same shareholders.  The Company also advanced $300,000 to be utilized for the operations of Cryomastor, Inc. and paid a $300,000 debt of Cryomastor, Inc. for a U.S. patent of Cryomastor systems.  An employment agreement will be executed and the Company will pay to the Cryomastor shareholders 2.5% of the gross annual revenue earned by the Company.

As part of the execution and delivery of the Merger Agreement, the Company offered a minimum of 1,000,000 shares of common stock at $1 per share to accredited investors.  To date the Company has sold 1,073,500 shares.

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

Effective April 4, 2006 the Company entered into an agreement to purchase JM SciTech, LLC.  Pursuant to this agreement, the Company purchased and JM SciTech, LLC sold all rights, title and interest in and to the JMST Technology.  This resulted in the Company obtaining assets valued as follows:

Intangible assets	$350,000
Goodwill	240,000
Accumulated Amortization	(22,701)
$567,299

As consideration for the JMST Technology, the Company issued 200,000 shares at $1.70 of its common stock that are restricted securities, paid the sum of $250,000, and will pay certain royalty payments as outlined in the agreement.  As part of this agreement, the Company issued 400,000 shares of common stock that are “restricted securities” as defined in Rule 144 to “accredited investors” only, to finance the acquisition of JM SciTech, LLC.  These shares were sold at a price of $0.80 per share.  None of these shares were accorded registration rights of any kind.

The Company acquired JMST because the business was synergistic with the Company as they both serve the Biotech industry.  The business offered a strong growth opportunity, a successful business model, ongoing sales, innovation and four patents.

An unaudited pro forma balance sheet as of December 31, 2005, and a pro forma income statement for the year ended December 31, 2005, for the combined (post merger) entity, is presented below:

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 10 -   ACQUISITIONS (Continued)

	Cryomaster As of December 31, 2005	Reflect as of December 31, 2005	Combined Historical Cyromaster & Reflect	Pro Forma Adjustment	Pro Forma Conbined Cryomaster & Reflect December 31, 2005
ASSETS

Current Assets:
Cash	$4,807	$492,102	$496,909	$-	$496,909
Receivables		317,274	322,174	-	317,274
Inventory	-	305,684	305,684	-	305,684
Prepaid assets	-	4,363	4,363	-	4,363
Total Current Assets	4,807	1,119,423	1,129,130	-	1,124,230

Fixed assets, (net)	70,726	20,950	91,676	-	91,676

Other Assets:
Deposits	-	5,350	5,350	-	5,350
Intangibles	9,085	-	9,085	4,450,000	4,459,085
Accumulated amortization	-	-	-	(205,452)	(205,452)
Total Other Assets	9,085	5,350	14,435	4,244,548	4,258,983
TOTAL ASSETS	$89,518	$1,145,723	$1,235,241	$4,244,548	$5,474,889

	Cryomaster As of December 31, 2005	Reflect as of December 31, 2005	Combined Historical Cyromaster & Reflect	Pro Forma Adjustment	Pro Forma Conbined Cryomaster & Reflect December 31, 2005
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$10,214	$176,644	$186,858	$-		$186,858
Common stock payable	-	-	-	1,000,000	(1)	1,000,000
Accrued liabilities	76,034	2,343	78,377	-		78,377
Incom taxes payable	-	23,077	23,077	-		23,077
Total Current Liabilities	86,248	202,069	288,312	1,000,000		1,288,312

Non-current liabilities:
Deferred income taxes	-	32,823	32,823	-		32,823
Notes payable	302,671	-	302,671	-		302,671
Total non-current liabilities	302,671	32,823	335,494	-		335,494
Total Liabilities	388,919	234,892	623,806	1,000,000		1,623,806
Stockholders' Equity:
Preferred stock	-	100	100	-		100
Common Stock	10,000	255,300	265,300	30,000	(1)	-
	-	-	-	(30,000)	(1)	295,300
Additional Paid-in Capital	-	1,210,337	1,220,337	3,720,000	(1)	-
	-	-	-	73,413	(1)	5,003,750
Accumulated deficit during the Development Stage	(309,401)	-	(309,401)	309,401		-
Retained earnings	-	(554,901)	(554,901)	(476,690)		(1,031,591)
Total Stockholders' Equity	(299,401)	910,836	611,435	3,646,124		4,252,659
TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$89,518	$1,145,723	$1,235,241	$4,244,548		$5,474,889

	Cryomaster As of December 31, 2005	Reflect as of December 31, 2005	Combined Historical Cyromaster & Reflect	Pro Forma Adjustment	Pro Forma Conbined Cryomaster & Reflect December 31, 2005
Sales	$-	$2,241,069	$2,241,069	$-		$2,241,069
Cost of Sales	-	1,323,883	1,323,883	-		1,323,883
Salaries and wages	-	362,935	362,935	-		362,935
Payroll Taxes	-	29,795	29,495	-		29,495
Rent expense	-	79,587	79,587	-		79,587
General & Administrative	12,301	380,845	393,146	205,452	(2)	598,598
Income (loss) from operations	(12,301)	64,324	52,023	(205,452)		(153,429)

Other income (expense)
Interest expense	-	(9,261)	(9,261)	-		(9,261)
Loss on purchase of patent	(297,100)	-	(297,100)	-		(297,100)
Total other income (expense)	297,100	(9,261)	(306,361)	-		(306,361)
Income tax expense	-	(16,900)	(16,900)	-		(16,900)
Net Income (loss)	$(309,401)	$38,163	$(271,238)	$(205,452)		$(476,690)
Basic loss per share	(.17)	(0.00)	(0.00)	-		(0.02)
Weighted average shares Outstanding	1,808,219	24,441,014	24,441,014	-		27,441,014

Description of Adjustments and Other Notes

(1) To eliminate the accumulated deficit during the development stage of Cryomaster and the paid in capital of Reflect as of the date of the merger.

(2) To record 12 months of amortization for patent purchased by Reflect as a result of the merger.

NOTE 11 - SUBSEQUENT EVENTS

Effective August 3, 2006, the Company signed a Letter of Intent to purchase All Temp Engineering.  As consideration for the purchase, the Company will issue 2,000,000 shares of its common stock that are restricted securities.  As of January 19, 2007, the purchase was completed.

Effective November 15, 2006, the Company entered into an Agreement and Plan of Merger with Image Labs.  Pursuant to the merger agreement and an Addendum dated February 28, 2007, the Company issued 525,000 shares of its common stock that are restricted securities and paid $200,000 to the Image Labs Shareholder.  They also agreed to pay the Image Labs Shareholder a 2.5% Running Earnout Purchase Price and executed and delivered various employment agreements.  As of March 6, 2007, the merger was completed.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the past two fiscal years, there have been no changes in our independent auditors that have not been previously reported in our Annual Report on Form 10-KSB for the calendar year ended December 30, 2004. See Part III, Item 13 of this Annual Report.

Item 8(A)T. Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the period covered by this Report.

Item 8(B). Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Kim Boyce	President &	12/03	*
	Director	12/03	*
Tom Tait	Vice President &	01/05	*
	Director	01/05	*
Kevin Cooksy	Secretary	01/05	*
	Treasurer	01/05	*
Craig D. Morrison	Director	1/05	*

* These persons presently serve in the capacities indicated.

Business Experience

Kim Boyce - CEO, Director

Mr. Boyce, 52, is the founder of Reflect Scientific and serves as President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Boyce has over thirty years of experience in manufacturing, sales, distribution and management of scientific products related to companies in the chemical analysis, semiconductor fabrication and optics industries. His responsibilities have included serving as a Western Regional Sales Manager, OEM Special Accounts Manager, Plant Operations Manager and various other senior management positions within these industries.

Thomas Tait - Vice President, Director

Mr. Tait, 51, serves as Vice President. Mr. Tait brings experience with accelerated product development, “lean” process management tools, strategic market analysis and acquisition integration.  Mr. Tait joined us from Danaher Company where he was a Business Manager over a $120 million in sales product line. Prior assignments have included General Manager of HyperQuan Inc., Product Manager J&W Scientific and Project Manager Varian Inc. He also co-founded ChiraTech Inc, a high technology Company that was sold to Thermo Electron Corporation. Mr. Tait holds an MBA in Technology Management from the University of Phoenix and a BS in Chemistry from Clarkson University. He also holds patents in Optics and MEMS technologies.

Kevin Cooksy - Secretary / Treasurer

Mr. Cooksy, 44, serves as the company’s secretary and treasurer with general responsibility for financial, legal and administrative matters. Over the last twenty years, Mr. Cooksy has served in corporate legal, corporate development and finance capacities with public and private emerging technology organizations in the commercial, academic and government sectors. He is an Honors Research Program graduate in Analytical Chemistry from Northern Illinois University and received his MBA (Finance) from The Lake Forest College Graduate School of Management (magna cum laude) and a Juris Doctor degree from the McGeorge School of Law, University of the Pacific.

Craig Morrison, MD- Board Member

Dr. Morrison, 63, serves on the Board of Directors. Dr. Morrison is a surgeon practicing in the State of Utah. He has provided his medical expertise and is one of the pioneering shareholders in the finance and development of Sanguine Corporation. Sanguine is a company focused on developing synthetic alternatives to blood. Dr. Morrison will support the activities of the Board lending his knowledge of startup operations gained through his long experience and development of Sanguine.

Significant Employees

John Hammerman

Business Development & Marketing

Mr. Hammerman, 59, serves as Business Development & Marketing Director. Prior to joining us, Mr. Hammerman was employed for twenty-seven years by UOP. Mr. Hammerman’s most recent position was as General Manager, UOP Specialty Products that included responsibility for the Mat/Sen Analytical and Semiconductor Division. During his tenure, he also held the positions of Director Chemical Products, where he managed a $150 Million per year business unit; Manager International Sales and Market Development and Manager Commercial Development Group. Recent accomplishments include the formation and start up of a new joint venture company that provides custom separations and catalysis services to the Pharma/Biotech Industry. Mr. Hammerman received his BSc degree in Chemical Engineering from the University of Wales, United Kingdom. He is the holder of five U.S. patents.

Brian Smithgall

General Manager Image Labs

Mr. Smithgall, age 50, has been involved in the machine vision industry for 25 years. He started Image Labs International (previously known as Vision 1) in 1993 to provide the custom machine vision and imaging solutions. Mr. Smithgall holds an MS in Electrical Engineering from the University of Southern California, and led two successful startups before Image Labs. He is a long time member of SPIE, SME and IEEE, and is recognized as a Certified Manufacturing Engineer with the SME Machine Vision Association, a Senior Member of the IEEE, and on the Editorial Advisory Board of Advanced Imaging Magazine. Mr. Smithgall holds patents in image processing systems and has given numerous professional papers. He led Image Labs to its selection as an IC-500 company in 2000 and 2001.

Eric Pierson

General Manager Miralogix

Mr. Pierson, age 45, has been involved in all aspects of the development of the CatPro product line used for inspection of catalytic converter monoliths including product design, market development, customer and vendor relations and web site development. Prior to this Mr. Pierson was cofounder of Pathway Systems which designed and manufactured critical components and sub-systems used by leading semiconductor and rigid memory disk equipment manufacturers. He brings strong product development skills and valuable insight to the capital equipment manufacturing arena.

John Dain
General Manager All Temp Engineering

Mr. Dain, age 48,  has been involved in the field of controlled envirionments for 30 years. Co-founding All Temp Engineering in 1985, Mr. Dain was instrumental in growing the company to the largest envrionmental service design company in the State of California through his expertise in engineering, attention to customer support and knowledge of cryogenic systems. Through his work with customers a new product direction was recognized and implemented via the founding of Cryomastor – a company that specializes in state of the art ultra-low temperature freezers. In addition to patents, Mr. Dain has memberships in several key engineering organizations.

Nicholas Henneman
Director of Manufacturing Cryometrix

Mr. Henneman, age 50, has been involved in environmental systems for 25 years. His experience spans control logic, human interface systems, cryogenic systems and management. As President and Director of Operations, Mr. Henneman’s contribution to the growth of All Temp Engineering has been significant. His prior experience includes Section Head and Lab supervisor at Phillips Semiconductors.  He was also instrumental in applying his skills in developing the Cryomastor product.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Certain Legal Proceedings

During the past five years, no director, person nominated to become a director, executive officer, promoter or control person of our Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires that our executive officers and directors and persons who beneficially own more than 10% of our common stock, file initial reports of stock ownership and reports of changes in stock ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% owners are required by applicable regulations to furnish our Company with copies of all Section 16(a) forms that they file.

Based solely on a review of the copies of such forms furnished to us or written representations from certain persons, we believe that during our calendar year ended December 31, 2006, all filing requirements applicable to our officers, directors and 10% stockholders were met by such persons.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors and executive officers serving in any capacity for our Company, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, which Code of Ethics was attached to our Form 10-KSB Annual Report for the year ended December 31, 2003. See Part III, Item 13.

Nominating Committee

We have not established a Nominating and Corporate Governance Committee because we believe that our three member Board of Directors is able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee.

Audit Committee

We have no Audit Committee, and we are not required to have an audit committee; we do not believe the lack of an Audit Committee will have any adverse effect on our financial statements, based upon our current operations. We will assess whether an audit committee may be necessary in the future.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Kim Boyce President & Director	12/31/06 12/31/05 12/31/04	$105,000 $105,000 $108,132	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$105,000 $105,000 $108,132
Tom Tait VP & Director	12/31/06 12/31/05	$60,000 $50,769	0 0	* *	0 0	0 0	0 0	0 0	$60,000 $50,769
Kevin Cooksy Sec/Treas	12/31/06 12/31/05	0 0	0 0	* *	0 0	0 0	0 0	0 0	0 0
Craig D. Morrision, MD Director	12/31/06 12/31/05	0 0	0 0	* *	0 0	0 0	0 0	0 0	0 0

Pamela Boyce Former S/T	12/31/04	$53,362	0	0	0	0	0	0	$53,362

* Effective August 28, 2006, the following persons were issued the following shares of our common stock that were “restricted securities,” for services rendered and all valued at approximately $0.03 per share: Tom Tait, 75,000 shares; Kevin Cooksy, 15,000 shares; Craig D. Morrison, M.D., 10,000 shares.

* Effective May 6, 2005, the following persons were issued the following shares of our common stock that were “restricted securities,” for services rendered and all valued at approximately $0.03 per share: Tom Tait, 50,000 shares; Kevin Cooksy, 25,000 shares; Craig D. Morrison, M.D., 100,000 shares; and Pamela Boyce, 50,000 shares.

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

________________________________________________________________________

                Option Awards                      Stock Awards

________________________________________________________________________

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
None	None	None	None	None	None	None	None	None	None

Compensation of Directors

DIRECTOR COMPENSATION

                                                                                                                            _____________________________________________________________________

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
None	None	None	None	None	None	None	None

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders of our common stock as of March 29, 2006.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kim Boyce	18,738,250	55.03%
Common Stock	Dain Family Revocable Trust	2,530,000	7.43%
Common Stock	Nicholas J. Henneman	2,470,000	7.25%

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of March 29, 2006:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kim Boyce	18,738,250	55.03%
Common Stock	Tom Tait	161,000.47%
Common Stock	Kevin Cooksy	40,000.12%
Common Stock	Craig D. Morrison, M.D.	210,000.62%

Changes in Control

There are no current or planned transactions that would or are expected to result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Parents of the Issuer

None; however Kim Boyce, our President and a director, may be deemed to be our  “Parent” by virtue of his substantial shareholdings in our Company.

Transactions with Promoters and control persons

There were no material transactions, or series of similar transactions, during our Company’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits

Exhibits

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation	10-SB Registration Statement*
3.2	Articles of Amendment to Articles of Incorporation	10-SB Registration Statement*
3.3	By-Laws	10-SB Registration Statement*
3.4	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.5	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.6	Articles of Amendment	September 30, 2004 10-QSB Quarterly Report*
3.7	By-Laws Amendment	September 30, 2004 10-QSB Quarterly Report*
14	Code of Ethics	December 31, 2003 10-KSB Annual Report*
21	Subsidiaries of the Company	December 31, 2004 10-KSB Annual Report*
31.1	302 Certification of Kim Boyce
31.2	302 Certification of Kevin Cooksy
32	906 Certification

Additional Exhibits Incorporated by Reference

*	Reflect California Reorganization	8-K Current Report dated December 31, 2003
*	JMST Acquisition	8-K Current Report dated April 4, 2006
*	Cryomastor Reorganization	8-K Current Report dated June 27, 2006
*	Image Labs Merger Agreement Signing	8-K Current Report dated November 15, 2006
*	All Temp Merger Agreement Signing	8-K Current Report dated November 17, 2006
*	All Temp Merger Agreement Closing	8-KA Current Report dated November 17, 2006
*	Image Labs Merger Agreement Closing	8-KA Current Report dated November 15, 2006

*  Previously filed and incorporated by reference.

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2006 and 2005:

Fee Category	2006	2005
Audit Fees	$66,668	$18,500

Audit-related Fees	$0	$0
Tax Fees	$1,408	$250
All Other Fees	$274	$0
Total Fees	$70,350	$18,750

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We do not have an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REFLECT SCIENTIFIC, INC.

Date:	April17, 2007	By:	/s/Kim Boyce
Kim Boyce, President and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	April 17, 2007	By:	/s/Kim Boyce
Kim Boyce, President and Director

Date:	April 13, 2007	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	April 17, 2007	By:	/s/Kevin Cooksy
Kevin Cooksy, Secretary/Treasurer