Form 10KSB/A
period 2006-12-31
REFLECT SCIENTIFIC INC
filed 2007-04-18
CIK 1103090

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

April 11, 2007:  Common – 34,050,180.

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13, of this Annual Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

REASON FOR AMENDMENT

The reason we are amending our Form 10-KSB is because our final reviewed Form 10-KSB was not attached as our original filing,  and the Form 10-KSB filed contained minor name and word errors.  This amended filing contains the correct Form 10-KSB Annual Report for the year ended December 31, 2006.

TABLE OF CONTENTS

PART I 3

Item 1. Description of Business 3

Item 2. Description of Property 3

Item 4. Submission of Matters to a Vote of Security Holders 3

PART II 3

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.  3

Item 6. Management’s Discussion and Analysis or Plan of Operation 3

Item 7. Financial Statements. 3

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  3

Item 8(A)T. Controls and Procedures. 3

Management’s Annual Report on Internal Control Over Financial Reporting 3

Item 8(B). Other Information. 3

PART III 3

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act  3

Item 10. Executive Compensation 3

Item 11. Security Ownership of Certain Beneficial Owners and Management 3

Item 12. Certain Relationships and Related Transactions 3

Item 13. Exhibits 3

Item 14. Principal Accounting Fees and Services 3

SIGNATURES 3

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

12

Cryomastor Acquisition

Cryomastor is a company focused on the manufacturing of liquid nitrogen cooled storage systems for the biotechnology, pharmaceutical and vaccine storage markets. The acquisition of Cryomastor with its strongly market differentiated product will allow us to penetrate the $1 Billion cold storage segment of markets that is already serves. Cryomastor was acquired in its entirety under the Cryomastor Merger Agreement on June 27, 2006, where we issued 3,000,000 shares of common stock as well as $700,000 in cash to Cryomastor shareholders. In addition, John Dain was paid $300,000 for the assignment of a key product patent to us. The acquired assets will allow us to manufacture and market cryogenic storage systems without significant investment in infrastructure.

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

13

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 7. Financial Statements.

14

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

m. Research and Development

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

NOTE 8 - COMMON STOCK TRANSACTIONS

During the year ended December 31, 2006, the Company issued 468,675 shares of common stock for services valued at $446,315; 1,473,500 shares issued for cash of $1,393,500; 3,000,000 shares issued pursuant to the merger with Cryomastor for $3,750,000; 200,000 shares issued pursuant to the purchase of JMST for $340,000; and 16,667 shares valued at $100 issued for the conversion of Preferred Stock.

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

The Company acquired Cryomastor because the business was synergistic with the Company as they both serve the Biotech industry.  The business offers a growth opportunity for the Company because of products that can fill a market need.

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

An unaudited pro forma balance sheet as of December 31, 2005, and a pro forma income statement for the year ended December 31, 2005, for the combined (post merger) entity, is presented below:

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 10 -   ACQUISITIONS (Continued)

	Cryomastor As of December 31, 2005	Reflect as of December 31, 2005	Combined Historical Cyromastor & Reflect	Pro Forma Adjustment	Pro Forma Combined Cryomastor & Reflect December 31, 2005
ASSETS

Current Assets:
Cash	$4,807	$492,102	$496,909	$-	$496,909
Receivables		317,274	322,174	-	317,274
Inventory	-	305,684	305,684	-	305,684
Prepaid assets	-	4,363	4,363	-	4,363
Total Current Assets	4,807	1,119,423	1,129,130	-	1,124,230

Fixed assets, (net)	70,726	20,950	91,676	-	91,676

Other Assets:
Deposits	-	5,350	5,350	-	5,350
Intangibles	9,085	-	9,085	4,450,000	4,459,085
Accumulated amortization	-	-	-	(205,452)	(205,452)
Total Other Assets	9,085	5,350	14,435	4,244,548	4,258,983
TOTAL ASSETS	$89,518	$1,145,723	$1,235,241	$4,244,548	$5,474,889

	Cryomastor As of December 31, 2005	Reflect as of December 31, 2005	Combined Historical Cyromastor & Reflect	Pro Forma Adjustment	Pro Forma Combined Cryomastor & Reflect December 31, 2005
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$10,214	$176,644	$186,858	$-		$186,858
Common stock payable	-	-	-	1,000,000	(1)	1,000,000
Accrued liabilities	76,034	2,343	78,377	-		78,377
Income taxes payable	-	23,077	23,077	-		23,077
Total Current Liabilities	86,248	202,069	288,312	1,000,000		1,288,312

Non-current liabilities:
Deferred income taxes	-	32,823	32,823	-		32,823
Notes payable	302,671	-	302,671	-		302,671
Total non-current liabilities	302,671	32,823	335,494	-		335,494
Total Liabilities	388,919	234,892	623,806	1,000,000		1,623,806
Stockholders' Equity:
Preferred stock	-	100	100	-		100
Common Stock	10,000	255,300	265,300	30,000	(1)	-
	-	-	-	(30,000)	(1)	295,300
Additional Paid-in Capital	-	1,210,337	1,220,337	3,720,000	(1)	-
	-	-	-	73,413	(1)	5,003,750
Accumulated deficit during the Development Stage	(309,401)	-	(309,401)	309,401		-
Retained earnings	-	(554,901)	(554,901)	(476,690)		(1,031,591)
Total Stockholders' Equity	(299,401)	910,836	611,435	3,646,124		4,252,659
TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$89,518	$1,145,723	$1,235,241	$4,244,548		$5,474,889

	Cryomastor As of December 31, 2005	Reflect as of December 31, 2005	Combined Historical Cyromastor & Reflect	Pro Forma Adjustment	Pro Forma Combined Cryomastor & Reflect December 31, 2005
Sales	$-	$2,241,069	$2,241,069	$-		$2,241,069
Cost of Sales	-	1,323,883	1,323,883	-		1,323,883
Salaries and wages	-	362,935	362,935	-		362,935
Payroll Taxes	-	29,795	29,495	-		29,495
Rent expense	-	79,587	79,587	-		79,587
General & Administrative	12,301	380,845	393,146	205,452	(2)	598,598
Income (loss) from operations	(12,301)	64,324	52,023	(205,452)		(153,429)

Other income (expense)
Interest expense	-	(9,261)	(9,261)	-		(9,261)
Loss on purchase of patent	(297,100)	-	(297,100)	-		(297,100)
Total other income (expense)	297,100	(9,261)	(306,361)	-		(306,361)
Income tax expense	-	(16,900)	(16,900)	-		(16,900)
Net Income (loss)	$(309,401)	$38,163	$(271,238)	$(205,452)		$(476,690)
Basic loss per share	(.17)	(0.00)	(0.00)	-		(0.02)
Weighted average shares Outstanding	1,808,219	24,441,014	24,441,014	-		27,441,014

Description of Adjustments and Other Notes

(1) To eliminate the accumulated deficit during the development stage of Cryomastor and the paid in capital of Reflect as of the date of the merger.

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
Kim Boyce, President and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	April 17, 2007	By:	/s/Kim Boyce
Kim Boyce, President and Director

Date:	April 17, 2007	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	April 17, 2007	By:	/s/Kevin Cooksy
Kevin Cooksy, Secretary/Treasurer