Form 10QSB
period 2007-03-31
REFLECT SCIENTIFIC INC
filed 2007-05-21
CIK 1103090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 001-08397

REFLECT SCIENTIFIC, INC.

(Exact name of small business issuer as specified in its charter)

Utah	87-0642556
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1270 South 1380 West

Orem, Utah 84058

(Address of Principal Executive Offices)

(801) 226-4100

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes   No.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: May 10, 2007:  Common – 34,886,149  shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REFLECT SCIENTIFIC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and December 31, 2006

REFLECT SCIENTIFIC, INC.

Consolidated Balance Sheets

ASSETS

March 31, 2007
(Unaudited)
CURRENT ASSETS

Cash	$163,611
Accounts receivable	909,330
Other receivables	2,325
Inventory	739,726
Prepaid assets	162,774

Total Current Assets	1,977,766

FIXED ASSETS, NET	244,303

OTHER ASSETS

Intangible assets, net	7,198,234
Income tax receivable	24,761
Deferred tax asset	316,000
Long term prepaid asset	326,667
Deposits	13,100

Total Other Assets	7,878,762

TOTAL ASSETS	$10,100,831

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

March 31, 2007
(Unaudited)
CURRENT LIABILITIES

Short term loan	$24,260
Accounts payable	979,812
Accrued expenses	36,984
Income taxes payable	400

Total Current Liabilities	1,041,456

NON-CURRENT LIABILITIES

Notes payable	49,586

Total Liabilities	1,091,042

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 per value, authorized 5,000,000 shares; No shares issued and Outstanding	-
Common stock, $0.01 par value, authorized 50,000,000 shares; 34,050,180 and 30,688,844 shares issued and outstanding, respectively	340,501
Additional paid in capital	10,322,624
Subscription receivable	277,550
Accumulated deficit	(1,930,886)

Total Shareholders’ Equity	9,009,789

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,100,831

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three Months Ended March 31,
	2007	2006

REVENUES	$1,168,020	$630,904

COST OF GOODS SOLD	756,988	375,990

GROSS PROFIT	411,032	254,914

OPERATING EXPENSES

Salaries and wages	344,792	111,149
Payroll taxes	42,121	10,835
Rent expense	43,671	17,263
General and administrative expense	377,742	87,601

Total Operating Expenses	808,326	226,848

OPERATING INCOME (LOSS)	(397,294)	28,066

OTHER INCOME (EXPENSE)

Interest expense	(61)	(25)

Total Other Expenses	(61)	(25)

NET INCOME (LOSS) BEFORE INCOME TAXES	(397,355)	28,041

Income tax benefit	-	3,781

NET INCOME (LOSS)	$(397,355)	$24,260

BASIC AND FULLY DILUTED INCOME(LOSS) PER SHARE	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	$32,758,901	$25,547,780

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

(Unaudited)

For the

Three Months Ended

March 31,

	2007	2006
Net income (loss)	$(397,355)	$24,260
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	12,494	824
Amortization	81,139	-
Common stock issued for services	490,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(519,739)	(1,433)
Increase in inventory	(374,930)	(12,524)
Decrease in income tax receivable	1,187	-
Increase in prepaid asset	(477,914)	-
Decrease in other assets	300	-
Increase (decrease) in accounts payable and accrued expenses	765,126	(7,133)

Net Cash Provided (Used) by Operating Activities	(419,692)	3,994

CASH FLOWS FROM INVESTING ACTIVITIES

Issuance of notes receivable	-	200,000
Cash paid for fixed assets	(8,127)	-

Net Cash Used by Investing Activities	(8,127)	200,000

CASH FLOWS FROM FINANCING ACTIVITIES

Notes payable	(6,213)	-
Proceeds from stock subscriptions	277,550
Proceeds from common stock issuance	49,055	320,000

Net Cash Provided by Financing Activities	320,392	320,000

NET INCREASE (DECREASE) IN CASH	(107,427)	123,994

CASH AT BEGINNING OF PERIOD	271,038	492,102

CASH AT END OF PERIOD	$163,611	$616,096

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:

Interest	$61	$25
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Stock issued pursuant to Company mergers	$2,435,870	$-
Stock subscription receivable issued	$257,251	$-
Common stock issued for services	$490,000

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2006, financial statements.  Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cole, Inc. (the Company) was incorporated under the laws of the State of Utah on November 3, 1999. The Company was organized to engage in any lawful activity for which corporations may be organized under the Utah Revised Business Corporation Act.  On December 30, 2003, the Company changed its name to Reflect Scientific, Inc.

Reflect Scientific, Inc., a California corporation, was incorporated on June 14, 1993, under the laws of California to engage in the manufacture of test kits for use in scientific studies.

On December 30, 2003, pursuant to an Agreement and Plan of Reorganization, the Company completed a reverse merger with the shareholders of Reflect Scientific, Inc. in which it acquired 100% of Reflect Scientific, Inc., a California corporation in exchange for 22,914,949 common shares of the Company.  The terms of the acquisition are detailed in an 8-K filing dated December 31, 2003.  Under the terms of the agreement, the President of Reflect Scientific, Inc. became the President of the Company and was elected to the Board of Directors; the acquisition was accounted for as a recapitalization of Reflect Scientific, Inc. because the members of Reflect Scientific, Inc. controlled the Company after the acquisition.  Reflect Scientific, Inc. was treated as the acquiring entity for accounting purposes and Cole, Inc. was the surviving entity for legal purposes.  There was no adjustment to the carrying values of the assets or liabilities of Reflect Scientific, Inc. and no goodwill was recorded. The operations for the year ended December 31, 2006 and 2005 are those of Reflect Scientific, Inc.

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 3 – ACQUISITIONS

Effective January 19, 2007, the Company finalized an Agreement and Plan of Merger  (the “Merger Agreement”) with All Temp Engineering, Inc.  As part of this agreement, the Company received assets valued at the following:

Trade Secrets	$400,000
Trademarks	100,000
Customer lists	901,000
Customer assets	161,704
Goodwill	557,296

$2,120,000

The assets are amortized over a range of 9-20 years.  Amortization expense for the quarter ended March 31, 2007 was $17,513.

As consideration for these assets, the Company issued 2,000,000 shares at $1.06 of its common stock that are restricted securities to the shareholders of All Temp Engineering, Inc. and will pay the shareholders a pro-rata running royalty totaling five percent of the gross annual revenues that will be earned on All Temp’s business that will be ran as a separate division within the Company.

The Company entered into this merger after considering All Temp’s business history, financial condition, and intellectual property.  The Company has a desire to expand its services and attract and retain talented technical personnel and believed there were strategic and financial advantages to combining the businesses.

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 3 – ACQUISITIONS (continued)

An unaudited pro forma balance sheet and income statement as of December 31, 2006, are presented below:

	Reflect As of December 31, 2006	All Temp As of December 31, 2006	Combined Historical Reflect & All Temp	Pro Forma Adjustments	Pro Forma Combined Reflect & All Temp December 31, 2006
ASSETS
Current Assets:
Cash	$271,038	$-	$271,038	$-	$271,038	(1)
Notes receivable	-	96,236	96,236	-	96,236	(1)
Receivables	389,591	162,596	552,187	-	552,187
Inventory	364,796	97,825	462,621	-	462,621
Prepaid assets	13,852	8,189	22,041	-	22,041
Total Current Assets	1,039,277	364,846	1,404,123		1,404,123
Fixed Assets, (net)	211,021	4,595	215,616	-	215,616
Other Assets:
Deposits	13,400	3,672	17,072	-	17,072
Income Tax receivable	25,948	4,786	30,734		30,734
Deferred tax asset	316,000	72,555	388,555		388,555
Intangibles (net)	4,736,827	-	4,736,827	2,619,372	7,356,199	(1)
Total Other Assets	5,092,175	81,013	5,173,188	2,619,372	7,792,560
TOTAL ASSETS	$6,342,473	$450,454	$6,792,927	$2,619,372	$9,412,299

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 3 – ACQUISITIONS (continued)

Reflect As of December 31, 2006		All Temp As of December 31, 2006	Combined Historical Reflect & All Temp	Pro Forma Adjustments	Pro Forma Combined Reflect & All Temp December 31, 2006
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Short term loan	$18,353	$600,054	$618,407	$-	$618,407
Cash overdraft	-	55,640	55,640	-	55,640
Accounts payable	225,721	272,789	498,510	-	498,510
Accrued liabilities	25,949	7,209	33,158	-	33,158
Income taxes payable	400	800	1,200	-	1,200
Total Current Liabilities	270,423	936,492	1,206,915		1,206,915
Non-current liabilities:
Notes payable	61,706	-	61,706	-	61,706
Total non-current Liabilities	61,706	-	61,706	-	61,706
Total Liabilities	$332,129	$936,492	$1,268,621	$-	$1,268,621
Stockholders' Equity:
Preferred Stock	-	-	-	-	-
Common stock	306,889	13,334	320,223	(13,334)		(1)
				20,000	326,889	(1)
Additional Paid-in capital	6,979,735	-	6,979,735	13,334		(1)
				2,100,000	9,093,069
Subscription receivable	257,251	-	257,251	-	257,251
Accumulated deficit	(1,533,531)	-	(1,533,531)	-	(1,533,531)
Accumulated deficit	-	(499,372)	(499,372)	499,372	-
Total Stockholders' Equity	6,010,344	(486,038)	5,524,306	2,619,372	8,143,678

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,342,473	$450,454	$6,792,927	$2,619,372	$9,412,299

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 3 – ACQUISITIONS (continued)

	Reflect As of December 31, 2006	All Temp as of December 31, 2006	Combined Historical Reflect & All Temp	Pro Forma Adjustment	Pro Forma Combined Reflect & All Temp December 31, 2006
Sales	$2,572,955	$1,871,737	$4,444,692	$-	$4,444,692
Cost of Sales	1,519,547	1,138,382	2,657,929	-	2,657,929
Salaries and wages	779,579	539,843	1,319,422	-	1,319,422
Payroll Taxes	35,767	64,603	100,370	-	100,370
Rent expense	62,906	57,569	120,475	-	120,475
General & Administrative	1,303,598	506,293	1,809,891	-	1,809,891
Income (loss) from operations	(1,128,442)	(434,953)	(1,563,395)	-	(1,563,395)

Other income (expense)	(192,911)	(101,281)	(294,192)	-	(294,192)
Interest expense	25	34,961	34,986	-	34,986
Total other income (expense)	(192,936)	(136,242)	(329,178)	-	(329,178)
Income tax expense (benefit)	(342,748)	(84,208)	(426,956)	-	(426,956)
Net Income (loss)	$(978,630)	$(486,987)	$(1,465,617)	$-	$(1,465,617)
Basic loss per share	(0.03)
Weighted average shares Outstanding	28,432,024			-

Description of Adjustments and Other Notes

(1)  To record the acquisition of All Temp as of the beginning of the period.

Effective March 6, 2007, the Company finalized an Agreement and Plan of Merger (the “Merger Agreement”) with Image Labs, International.  As part of the Merger Agreement,  the Company received assets valued at the following:

Trade Secrets	$184,400
Trademarks	70,000
Customer lists	154,850
IP Patent	105,000
Inventory	125000

$709,250

The assets are amortized over a range of 9-20 years.  Amortization expense for the quarter ended March 31, 2007, was $2,570.

As consideration for these assets, the Company issued 525,000 shares at $.97 of its common stock that are restricted securities to the shareholder of Image Labs and paid the sum of $200,000 and agreed to pay the shareholder a 2.5 percent Running Earnout Purchase

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 3 -   ACQUISITIONS (continued)

Price.  An Employment Agreement was also executed and delivered.  As a condition to the closing of the Merger Agreement, the Company has raised approximately $500,000 to support the Catpro business segment of Image Labs that is to be operated as a separate business segment under the Company.

The Company entered into this merger after considering Image Lab’s business history, financial condition, and intellectual property.  The Company has a desire to expand its services and attract and retain talented technical personnel and believed there were strategic and financial advantages to combining the businesses.

An unaudited pro forma balance sheet as of December 31, 2006, and a pro forma income statement for the year ended December 31, 2006, for the combined (post merger) entity, is presented below:

	Reflect As of December 31, 2006	Image Labs As of December 31, 2006		Combined Historical Reflect & Image Labs	Pro Forma Adjustments	Pro Forma Combined Reflect & Image Labs December 31, 2006
ASSETS
Current Assets:
Cash	$271,038	$		$271,038	$(200,000)	$71,038	(1)
Receivables	389,591		1,118,775	1,508,366	-	1,508,366
Inventory	364,796		80,157	444,953	35,019	479,972
Prepaid assets	13,852		141,117	154,969	-	154,969
Total Current Assets	1,039,277		1,340,049	2,379,326	(164,981)	2,214,345
Fixed Assets, (net)	211,021		30,798	241,819	-	241,819
Other Assets:
Deposits	13,400		2,251	15,651	-	15,651
Income Tax receivable	25,948		-	25,948		25,948
Deferred tax asset	316,000		-	316,000		316,000
Intangibles (net)	4,736,827		-	4,736,827	-	4,736,827	(1)
Total Other Assets	5,092,175		2,251	5,094,426	-	5,094,426
TOTAL ASSETS	$6,342,473		$1,373,098	$7,715,571	$(164,981)	$7,550,590

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 3 -   ACQUISITIONS (continued)

Reflect As of December 31, 2006		Image Labs As of December 31, 2006	Combined Historical Reflect & Image Labs	Pro Forma Adjustments	Pro Forma Combined Reflect & Image Labs December 31, 2006
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Short term loan	$18,353	$-	$18,353	$-	$18,353
Cash overdraft	-	56,589	56,589	-	56,589
Accounts payable	225,721	199,817	425,538	-	425,538
Accrued liabilities	25,949	22,485	48,434	-	48,434
Income taxes payable	400	-	400	-	400
Total Current Liabilities	270,423	278,891	549,314		549,314
Non-current liabilities:
Notes payable	61,706	-	61,706	-	61,706
Contract billing in excess	-	419,976	419,976		419,976
Total non-current Liabilities	61,706	419,976	481,682	-	481,682
Total Liabilities	$332,129	$698,867	$1,030,996	$-	$1,030,996
Stockholders' Equity:
Preferred Stock	-	-	-	-	-
Common stock	306,889	100	306,989	(100)	306,889	(1)
Additional Paid-in capital	6,979,735	4,900	6,984,635	100		(1)
	-	-	-	504,250	7,788,985
Subscription receivable	257,251	-	257,251	-	257,251
Accumulated deficit	(1,533,531)	-	(1,533,531)	-	(1,533,531)
Retained earnings	-	669,231	669,231	(669,231)	-
Total Stockholders' Equity	6,010,344	674,231	6,684,575	(164,981)	6,519,594

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,342,473	$1,373,098	$7,715,571	$(164,981)	$7,550,590

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 3 -   ACQUISITIONS (continued)

	Reflect As of December 31, 2006	All Temp as of December 31, 2006	Combined Historical Reflect & All Temp	Pro Forma Adjustment	Pro Forma Combined Reflect & All Temp December 31, 2006
Sales	$2,572,955	$3,756,303	$6,329,258	$-	$6,329,258
Cost of Sales	1,519,547	2,427,651	3,947,198	-	3,947,198
Salaries and wages	779,579	425,413	1,204,992	-	1,204,992
Payroll Taxes	35,767	34,823	70,590	-	70,590
Rent expense	62,906	40,708	103,614	-	103,614
General & Administrative	1,303,598	415,342	1,718,940	-	1,718,940
Income (loss) from operations	(1,128,442)	412,366	(716,076)	-	(716,076)

Other income (expense)	(192,911)	(20,979)	(213,890)	-	(213,890)
Interest expense	(25)	(12,037)	(12,062)	-	(12,062)
Total other income (expense)	(192,936)	(33,016)	(225,952)	-	(225,952)
Income tax expense (benefit)	(342,748)	-	(342,748)	-	(342,748)
Net Income (loss)	$(976,630)	$379,350	$(597,280)	$-	$(597,280)
Basic loss per share	(0.03)	37.93	(0302)		(0.02)
Weighted average shares Outstanding	28,432,024	10,000	28,442,024	-	28,442,024

NOTE 4 – EQUITY TRANSACTIONS

During the quarter ended March 31, 2007, the Company issued 2,000,000 shares issued pursuant to the merger with All Temp for $2,120,000; 525,000 shares issued pursuant  to the purchase of Image Labs for $509,250; 500,000 shares issued as part of an employment agreement valued at $490,000; and 336,336 shares valued at $257,252 issued for common stock subscriptions.

Effective February 14, 2007, the Company entered into an Investment Banking Agreement to complete an offer and sale of up to $2,000,000 in principal amount in the aggregate, of the Company’s Senior Subordinated Convertible Debentures with warrants exercisable for common stock of the Company.  None of these Senior Subordinated Convertible Debentures had been sold as of May 21, 2007.

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 5 – ACQUISITION OF JMST TECHNOLOGY

 On March 27, 2006, the Company completed a private placement of its securities pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D, resulting in 400,000 shares being sold at $.80 per share.  These “restricted securities” were sold for the purpose of raising cash to purchase patents from an individual.  In a separate transaction the Company issued 200,000 restricted securities to JMST shareholders to acquire the JSMT product technology and potential customers list.  The 200,000 shares of common stock issued in the JMST acquisition were “restricted securities” and similar in all respects to the 400,000 shares which had been sold days earlier for cash at $.80 per share.  Accordingly, management has now determined that the common stock issued in the JMST acquisition should have been valued at $.80 per share, which was the fair value of the common stock at the time of issuance.  The effect of the restatement is as follows:

Consolidated Balance Sheet as of March 31, 2007:

	As Originally Reported	As Adjusted	Effect of Change

Intangible assets	$7,378,234	$7,198,234	$(180,000)

Additional paid in capital	$(10,502,624)	$(10,322,624)	$180,000

The March 31, 2007, balance sheet and footnotes reflect the above changes.  The Company will file a 10KSB-A to amend the December 31, 2006 10KSB Annual Report.

NOTE 6 – ACQUISITION OF CRYOMASTER, INC.

On June 27, 2006, the Company completed the acquisition of the business of Cryomastor, Inc. pursuant to an Agreement and Plan of Merger (the “Cryomastor Merger Agreement”), under which Cryomastor became a wholly-owned subsidiary and changed its name to “Cryometrix, Inc.”  The Company recorded goodwill in connection with the acquisition. Goodwill resulted primarily from our expectation of synergies from the integration of the acquired company’s technology (Cryomastor) with the Company’s technology and the acquired company’s (Cryomastor) access to several important customers.

As consideration for the acquisition of Cryomastor, the Company issued 3,000,000 shares at $1.25 of its common stock that are restricted securities to the shareholders of Cryomastor, as well as paying $700,000 to the same shareholders.  The value of the common stock was determined by the current market value of the Company’s common stock as publicly traded on the OTCBB.  The Company also provided $300,000 to be utilized for the operations of Cryomastor and agreed to pay a $300,000 debt of Cryomastor for a U.S. patent of Cryomastor systems.  An Employment Agreement was also executed, and the Company will pay to the Cryomastor shareholders 2.5% of the gross annual revenue earned by the Company on this line of business.   The results of operations of the acquired companies have been included in our operations from the date of acquisition.

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 6 – ACQUISITION OF CRYOMASTER, INC. (continued)

The amounts allocated to acquire the patents and customer lists are being amortized over their useful lives of 10 to 12 years.  The useful life was based upon the estimated life of the technology in the biotech market.  We determined the fair value of the acquired patents based upon the appraised value of projected cash flows related to the freezers, and the value of the customer lists were based upon projected value of future sales.

The Cryomastor Merger Agreement also requires the Company to pay royalty payments based upon revenues associated with this product.  The royalty cost will be expensed to operations when incurred.  No other contingent consideration was associated with this acquisition.

The Company will file a 10KSB-A to amend the December 31, 2006 10KSB Annual Report.

NOTE 7 – SUBSEQUENT EVENTS FOOTNOTE

The Company executed a promissory note on May 1, 2007 for $300,000 to a shareholder of the Company.  The note carries an interest rate of 8.75% and is payable in full 30 days from the date of signing.

Subsequent to quarter end on May 21, 2007, the Company executed a promissory note for $100,000 to a shareholder of the Company.  The note carries an interest rate of 8.75% and is payable in full 30 days from the date of signing.

The Company issued 370,000 shares of common stock subsequent to March 31, 2007, for services provided.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

For the next 12 months, we see:

(1) A continued expansion of our core business through the development and commercialization of new products that have already been identified to meet existing market opportunities. This plan of expansion will be supported by ongoing efforts to create strategic marketing alliances that are designed to increase net present value by optimizing cost and speed to market.  Several new products are currently pending commercialization.

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

In the first quarter of 2007, the acquisitions of All Temp Engineering and Image Labs International were completed providing us with targeted technology and incremental share in the general Life Sciences markets.

All Temp Engineering Acquisition

All Temp Engineering, Inc., a California Corporation, which provides repair services, installation and engineering for environmental control systems, was acquired through a merger agreement on Jan 19, 2007, for 2,000,000 shares of our common stock. We believe that the services All Temp provides to its customers are an integral part of our strategic product and commercialization plan to gain rapid penetration into the $1 Billion ultra low temperature storage market.  Strong technical synergies exist between All Temp Engineering and our Cryometrix subsidiary (acquired in 2006) based on the Cryometrix Ultra Low Temperature (“ULT”) storage system and a shared customer segment. All Temp is recognized as one of the leaders in its field and is one of the largest companies of its kind in California.

Image Labs International Acquisition

Smithgall and Associates, Inc., a Georgia corporation, doing business as “Image Labs International” in Montana, was acquired on Feb 28, 2007. Image Labs shareholders were issued 525,000 shares of our common stock and paid $200,000 in cash. Image Labs is engaged in the manufacture and sale of large scale industrial analytical inspection systems as well as possessing key technologies in machine vision, robotics and software.  Image Labs is a leader in its market. We expect several engineering synergies that exist with our other businesses to have a positive bearing on future projects for new product development and improvement of existing product lines.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our revenues increased during the quarter ended March 31, 2007, to $1,168,020 from $630,904 for the quarter ended March 31, 2006, primarily as a result of increased business from our acquisitions.

Our cost of goods increased in the quarter ended March 31, 2007, as compared to March 31, 2006, to $706,901 from $375,990. The difference was partly as a result of increased sales, costs of goods included from acquisitions and raw material price increases.

General and administrative expenses increased to $362,066 in the quarter ended March 31, 2007, from $87,601 for the quarter ended March 31, 2006. This was due to a substantial increase in legal and accounting fees related to acquisitions, Securities and Exchange Commission regulations compliance, increased operational costs from new acquisitions, acquisition audits, amortization and other one time costs relating to the acquisitions.

Our cash resources in the quarter ended March 31, 2007, were $163,611, with accounts receivable of $909,330 and inventory of $789,813. We have relied on revenues and sales of preferred stock for cash resources.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of December 31, 2006, or March 31, 2007.

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

Item 3(a)T. Controls and Procedures.

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

Changes in internal control over financial reporting

We have had no changes in internal control over financial reporting during the quarter ended March 31, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Unregistered Securities sold during the quarter ended March 31, 2007:

To whom	Date	Number of shares	Consideration
All Temp Engineering shareholders	01/26/2007	2,000,000	All Temp Engineering acquisition
Sales to 15 accredited investors	02/02/2007	336,336	$.75 per share
Eric Pierson	03/09/2007	500,000	Employment Agreement bonus
Image Lab shareholders	03/31/2007	525,000	Image Labs acquisition

We issued all of these securities to persons who were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us.  We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 January 1, 2007 through January 31, 2007	None	None	None	None
Month #2 February 1, 2007 through February 28, 2007	None	None	None	None
Month #3 March 1, 2007 through March 31, 2007	None	None	None	None
Total	None	None	None	None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended March 31, 2007, there were no changes in the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

(a) Exhibits.

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

Exhibits

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REFLECT SCIENTIFIC, INC.

Date:	May 21, 2007	By:	/s/Kim Boyce
Kim Boyce, President and Director

Date:	May 21, 2007	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	May 21, 2007	By:	/s/Kevin Cooksy
Kevin Cooksy, Secretary/Treasurer