Form 10KSB/A
period 2006-12-31
REFLECT SCIENTIFIC INC
filed 2007-05-23
CIK 1103090

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB/A-2

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

May 10, 2007:  Common – 34,886,149.

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

TABLE OF CONTENTS

PART I 3

Item 1. Description of Business 3

Item 2. Description of Property 9

Item 3. Legal Proceedings 9

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

Item 10. Executive Compensation 15

Item 11. Security Ownership of Certain Beneficial Owners and Management 17

Item 12. Certain Relationships and Related Transactions 18

Item 13. Exhibits 18

Item 14. Principal Accounting Fees and Services 19

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

December 31, 2006

Effective as of April 4, 2006, we entered into a Purchase Agreement (the “JMST Agreement”) with JM SciTech, LLC, a limited liability company organized under the laws of the State of Colorado, and doing business as JMST Systems (“JMST”); David Carver, an individual (“Carver”); and Julie Martin, an individual (“Martin”)(JMST, Carver and Martin are sometimes hereinafter referred to collectively as “Sellers”).  Pursuant to the JMST Agreement, we purchased and JMST sold all right, title and interest in and to the JMST Technology (the “JMST Technology”), as described in the JMST Agreement; and Carver conveyed and assigned any rights he had in and to certain patents (the “Carver Patents”) and related intellectual assets as described in the JMST Agreement (collectively, including the Carver Patents ,referred to herein as the “Carver Technology”).  Carver had no interest in JMST; these acquisitions were negotiated at “arms length” with Martin on the one hand and Carver on the other; and were included in one document for convenience of the parties.  JMST had created a line of chemical detection instruments that are used in the pharmaceutical, biotechnology and homeland security markets. The Carver patented technology allows researchers to accurately analyze chemical formulations for their composition and identity.   See our 8-K Current Report dated April 4, 2006, which was filed with the Securities and Exchange Commission on April 7, and is incorporated herein by reference.  See Part III, Item 13.

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

JMST Acquisition

JMST, a Colorado LLC, manufactured chemical detection products used in a variety of markets including, food, petrochemical, biotechnology and pharmaceutical. The total market for detectors of this type is approximately $1.2 Billion annually. JMST sales in 2005 were approximately $474,000. We recognized the potential of JMST to significantly increase its market share and as a result, certain JMST assets were acquired on April 4, 2006, in exchange for 200,000 shares of our common stock. These assets consisted of customer lists, manufacturing drawings, assembly procedures, vendor lists, bills of materials and intellectual property relating to research projects in progress. Raw material and finished good inventories were not included in the asset transaction. JMST relinquished all rights to continue manufacturing and marketing of detector products. In addition, $250,000 was paid to Dr. David Carver for assigning issued patents and patents in progress relating to the JMST products to us that were solely owned by Carver; Carver had no ownership interest in JMST.

Cryomastor Acquisition

Cryomastor is a company focused on the manufacturing of liquid nitrogen cooled storage systems for the biotechnology, pharmaceutical and vaccine storage markets. The acquisition of Cryomastor with its strongly market differentiated product will allow us to penetrate the $1 Billion cold storage segment of markets that is already serves. Cryomastor was acquired in its entirety under the Cryomastor Merger Agreement on June 27, 2006, where we issued 3,000,000 shares of common stock as well as $700,000 in cash to Cryomastor shareholders. In addition, we agreed to pay John Dain $300,000 for the assignment of a key product patent to us. The acquired assets will allow us to manufacture and market cryogenic storage systems without significant investment in infrastructure.

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

12

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

The Company has restated the consolidated financial statements to correct the valuation of its acquisition of certain intangible assets, which is described in Note 11.  The Company has also added Note 12 to better describe its acquisition and valuation of a business.

/s/HJ & Associates, LLC

HJ & Associates LLC

Salt Lake City, Utah

March 20, 2007, except for Notes 11 and 12 as to which the date is May 21, 2007

C O N T E N T S

Report of Independent Registered Pubic Accounting Firm F-2

Consolidated Balance Sheet F-4

Consolidated Statements of Operations F-6

Consolidated Statements of Shareholder’s Equity F-7

Consolidated Statements of Cash Flows F-8

Notes to the Consolidated Financial Statements F-10

REFLECT SCIENTIFIC, INC. AND SUSIDIARIES

Consolidated Balance Sheet

ASSETS

                                                                                                                                                              December 31,

                                                                                                                                                                      2006

       (Restated)

CURRENT ASSETS

Cash	271,038
Accounts receivable (Note 2)	389,591
Inventory (Note 4)	364,796
Prepaid assets	13,852

Total Current Assets	1,039,277

FIXED ASSETS, NET (Note 3)	211,021

OTHER ASSETS

Intangible assets, net	4,736,827
Income tax receivable	25,948
Deferred tax asset	316,000
Deposits	13,400

Total Other Assets	5,092,175

TOTAL ASSETS	$ 6,342,473

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUSIDIARIES

Consolidated Balance Sheet (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

                                                                                                                                                              December 31,

                                                                                                                                                                      2006

                                                                                                                                                                 (Restated)

CURRENT LIABILITIES

Short term loan	$ 18,353
Accounts payable	225,721
Accrued expenses	25,949
Income taxes payable	400

Total Current Liabilities	270,423

NON-CURRENT LIABILITIES

Notes payable	61,706

Total Liabilities	332,129

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 per value, authorized 5,000,000 shares;
No shares issued and outstanding	-
Common stock, $0.01 par value, authorized 50,000,000
shares; 30,688,844 shares issued and outstanding	306,889
Additional paid in capital	6,979,735
Subscription receivable	257,251
Accumulated deficit	(1,533,531)

Total Shareholders’ Equity	6,010,344

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 6,342,473

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2006	2005
REVENUES	$2,572,955	$2,241,069

COST OF GOODS SOLD	1,519,547	1,323,883

GROSS PROFIT	1,053,048	917,186

OPERATING EXPENSES

Salaries and wages	779,579	362,935
Payroll taxes	35,767	29,495
Rent expense	62,906	79,587
General and administrative	1,303,598	380,845

Total Operating Expenses	2,181,850	852,862

OPERATING INCOME (LOSS)	(1,128,442)	64,324

OTHER EXPENSES

Forgiveness of debt	(200,000)	-
Other income	23,707	-
Loss on sale of asset	(16,618)	-
Interest expense	(25)	(9,261)

Total Other Expense	(192,936)	(9,261)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(1,321,378)	55,063

Income tax expense	(342,748)	16,900

NET INCOME (LOSS)	$(978,630)	$38,163

Preferred distribution dividends	-	(700,000)

NET INCOME (LOSS) APPLICABLE TO COMMON
SHAREHOLDERS	$(978,630)	$(661,837)

BASIC AND FULLY DILUTED EARNINGS PER SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	28,432,024	24,441,014

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUSIDIARIES

Consolidated Statements of Shareholders’ Equity

                                                        Preferred Stock              Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Subscription	Accumulated Deficit
Balance, December 31, 2004	-	$ -	24,000,000	$240,000	(183,319)	-	106,036
Preferred Stock issued for cash	436,000	4,360	-	-	431,640	-	-
Preferred stock issued for cash	264,000	2,640	-	-	261,360	-	-
Common stock issued for services	-	-	380,000	3,800	5,256	-	-
Conversion of preferred stock into common stock	(690,000)	(6,900)	1,150,002	11,500	(4,600)	-	-
Beneficial conversion of convertible preferred stock	-	-	-	-	700,000	-	-
Amortization of beneficial conversion feature of convertible preferred stock	-	-	-	-	-	-	(700,000)
Net income for the year ended December 31, 2005	-	-	-	-	-	-	38,163
Balance, December 2005	10,000	$ 100	25,530,002	$255,300	$1,210,337	-	$(554,901)
Common stock issued for cash	-	-	400.000	4,000	316,000		-
Common stock issued pursuant to merger with Cryomastor	-		3,000,000	30,000	3,720,000		-
Common stock issued pursuant to JM SciTech, LLC purchase (restated)	-		200,000	2,000	158,000		-
Common stock issued for cash	-		1,073,500	10,735	1,062,765		-
Common stock issued for services	-		415,000	4,150	390,100		-
Common stock issued for commissions	-		53,675	537	51,528		-
Stock offering costs	-		-	-	(52,065)		-
Common stock subscription	-		-	-	-	257,251	-
Conversion of Preferred shares	(10,000)	(100)	16,667	167	(67)	-	-
Contributed Capital	-	-	-	-	123,127	-	-
Net loss for the year ended December 31, 2006	-		-	-	-		(978,630)
Balances, December 31, 2006 (restated)	-	$ -	30,688,844	$306,889	$6,979,735	$257,251	$(1,533,531)

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

On December 30, 2003, pursuant to an Agreement and Plan of Reorganization, (the “Agreement”) the Company completed a reverse merger with the shareholders of Reflect Scientific, Inc. in which it acquired 100% of Reflect Scientific, Inc., the California corporation, in exchange for 22,914,949 common shares of the Company.  The terms of the acquisition are detailed in an 8-K filing dated December 31, 2003.  Under the terms of the Agreement, the President of Reflect Scientific, Inc. became the President of the Company and was elected to the Board of Directors, the acquisition was accounted for as a recapitalization of Reflect Scientific, Inc. because the members of Reflect Scientific, Inc. controlled the Company after the acquisition.  Reflect Scientific, Inc. was treated as the acquiring entity for accounting purposes and Cole, Inc. was the surviving entity for legal purposes.  There was no adjustment to the carrying values of the assets or liabilities of Reflect Scientific, Inc. and no goodwill was recorded. The operations for the year ended December 31, 2006 and 2005 are those of Reflect Scientific, Inc.

Cryomastor, Inc., a California corporation, was acquired in its entirety through an Agreement and Plan of Merger the (the “Merger Agreement”) on June 27, 2006 where the Company issued 3,000,000 shares of common stock as well as paid $700,000 in cash to Cryomastor shareholders. In addition John Dain was agreed to be paid $300,000 for the assignment of a key product patent to the Company. The acquired assets will allow Reflect Scientific to manufacture and market cryogenic storage systems without significant investment in infrastructure.  Cryomastor changed its name to Cryometrix, Inc. in connection with the closing of the Merger Agreement.

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

As of December 31, 2006, the Company had no shares of outstanding common stock equivalents, as such the diluted earnings per share and basic earnings per share are the same.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the year ended December 31, 2006, and 2005, due to the following:

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

Prior to the reverse acquisition of Reflect Scientific, Inc., the California corporation, by Cole, Inc. the Company was a subchapter S corporation. All income and expenses were passed through to the Company’s shareholder therefore no tax liabilities existed at December 31, 2003.

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

NOTE 3 - FIXED ASSETS (Continued)

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
$61,706

NOTE 7 -  PREFERRED STOCK

In November 2004, the Company amended its Articles of Incorporation so as to authorize 5,000,000 shares of preferred stock. 750,000 of these shares have been designated as “Series A Convertible Preferred Stock”. During the year ended December 31, 2005, theses shares were offered in a private placement. As of December 31, 2006, no shares of the preferred stock are issued and outstanding.

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

During 2005, the Company sold 700,000 shares of Series A Convertible Preferred Stock in exchange for proceeds of $700,000.  As a result of the beneficial conversion feature inherent in the conversion rights and preferences of Series A Preferred Stock, the Company has recognized a deemed dividend of $700,000.  This deemed dividend was calculated based on the conversion price above at the time of conversion.  Because the Company does not have sufficient retained earnings, dividends were recorded in additional paid-in-capital and have a net effect of zero in that account and is therefore not presented on the statement of shareholders’ equity as a separate item.  This beneficial conversion feature was recorded to additional paid in capital and will be recorded as a deemed dividend to preferred shareholders (accretion) over the period to the instruments earliest conversion date.

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

NOTE 8 - COMMON STOCK TRANSACTIONS

During the year ended December 31, 2006, the Company issued 468,675 shares of common stock for services valued at $446,315; 1,473,500 shares issued for cash of $1,393,500; 3,000,000 shares issued pursuant to the merger with Cryomastor for $3,750,000; 200,000 shares issued pursuant to the purchase of JMST for $160,000; and 16,667 shares issued for the conversion of Preferred Stock.

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

NOTE 10 -    SUBSEQUENT EVENTS

Effective August 3, 2006, the Company signed a Letter of Intent to purchase All Temp Engineering.  As consideration for the purchase, the Company will issue 2,000,000 shares of its common stock that are restricted securities.  As of January 19, 2007, the purchase was completed.

Effective November 15, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Image Labs.  Pursuant to the Merger Agreement and an Addendum dated February 28, 2007, the Company issued 525,000 shares of its common stock that are restricted securities and paid $200,000 to the Image Labs sole shareholder.  They also agreed to pay the Image Labs sole shareholder a 2.5% Running Earnout Purchase Price and executed and delivered various Employment Agreements.  As of March 6, 2007, the merger was completed.

NOTE 11 -ACQUISITION OF JMST TECHNOLOGY

On March 27, 2006, the Company completed a private placement of its securities pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D, resulting in 400,000 shares being sold at $.80 per share.  These restricted securities were sold for the purpose of raising cash to purchase patents from Dr. David Carver.

REFLECT SCIENTIFIC, INC. AND SUSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 11 -ACQUISITION OF JMST TECHNOLOGY (Continued)

In a separate transaction the Company issued 200,000 restricted securities to JMST shareholders to acquire the JMST product technology and potential customers list.  The Company originally valued these shares at $1.70 which was the value of the shares as quoted on the OTC BB.  The 200,000 shares of common stock issued in the JMST acquisition were restricted securities and similar in all respects to the 400,000 shares which had been sold days earlier for cash at $.80 per share.  Accordingly, management has now determined that the common stock issued in the JMST acquisition should have been valued at $.80 per share, which was the fair value of the common stock at the time of issuance.  The effect of the restatement is as follows:

Consolidated Balance Sheet as of December 31, 2006:

	As Originally Reported	As Adjusted	Effect of Change

Intangible assets	$4,916,827	$4,736,827	$(180,000)

Additional paid in capital	$(7,159,735)	$(6,979,735)	$180,000

The December 31, 2006 balance sheet and footnotes reflect the above changes.

NOTE 12 – ACQUISITION OF CRYOMASTOR, INC.

On June 27, 2006, the Company completed the acquisition of Cryomastor, Inc. pursuant to an Agreement and Plan of Merger (the “Cryomastor Merger Agreement”), under which Cryomastor became a wholly-owned subsidiary and changed its name to “Cryometrix, Inc.”  The Company recorded goodwill in connection with the acquisition. Goodwill resulted primarily from our expectation of synergies from the integration of the acquired company’s technology (Cryomastor) with the Company’s technology and the acquired company’s (Cryomastor) access to several important customers.

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

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 12 – ACQUISITION OF CRYOMASTOR, INC. (continued)

As part of this merger, the Company received assets valued at the following:

Patents	$3,081,777
Customer lists	480,000
Goodwill	888,223

$4,450,000

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

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 12 – ACQUISITION OF CRYOMASTOR, INC. (continued)

	Cryomastor As of December 31, 2005	Reflect as of December 31, 2005	Combined Historical Cyromastor & Reflect	Pro Forma Adjustment	Pro Forma Combined Cryomastor & Reflect December 31, 2005
ASSETS

Current Assets:
Cash	$4,807	$492,102	$496,909	$-	$496,909
Receivables		317,274	322,174	-	317,274
Inventory	-	305,684	305,684	-	305,684
Prepaid assets	-	4,363	4,363	-	4,363
Total Current Assets	4,807	1,119,423	1,124,230	-	1,124,230

Fixed assets, (net)	70,726	20,950	91,676	-	91,676

Other Assets:
Deposits	-	5,350	5,350	-	5,350
Intangibles	9,085	-	9,085	4,851,576	4,860,661
Accumulated amortization	-	-	-	(205,452)	(205,452)
Total Other Assets	9,085	5,350	14,435	4,646,124	4,660,559
TOTAL ASSETS	$89,518	$1,145,723	$1,235,241	$4,646,124	$5,876,465

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 12 – ACQUISITION OF CRYOMASTOR, INC. (continued)

	Cryomastor As of December 31, 2005	Reflect as of December 31, 2005	Combined Historical Cyromastor & Reflect	Pro Forma Adjustment	Pro Forma Combined Cryomastor & Reflect December 31, 2005
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$10,214	$176,644	$186,858	$-	$186,858
Common stock payable	-	-	-	1,000,000 (1)	1,000,000
Accrued liabilities	76,034	2,343	78,377	-	78,377
Income taxes payable	-	23,077	23,077	-	23,077
Total Current Liabilities	86,248	202,069	288,312	1,000,000	1,288,312
Non-current liabilities:
Deferred income taxes	-	32,823	32,823	-	32,823
Notes payable	302,671	-	302,671	-	302,671
Total non-current liabilities	302,671	32,823	335,494	-	335,494
Total Liabilities	388,919	234,892	623,806	1,000,000	1,623,806
Stockholders' Equity:
Preferred stock	-	100	100	-	100
Common Stock	10,000	255,300	265,300	30,000 (1)	-
	-	-	-	(30,000) (1)	285,300
Stock subscription receivable	(4,900)	-	(4,900)	-	(4,900)
Additional Paid-in Capital	-	1,210,337	1,220,337	3,720,000 (1)	-
	-	-	-	73,413 (1)	5,003,750
Accumulated deficit during the Development Stage	(309,401)	-	(309,401)	309,401	-
Retained earnings	-	(554,901)	(554,901)	(476,690)	(1,031,591)
Total Stockholders' Equity	(299,401)	910,836	611,435	3,646,124	4,252,659
TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$89,518	$1,145,723	$1,235,241	$4,646,124	$5,876,465
	Cryomastor As of December 31, 2005	Reflect as of December 31, 2005	Combined Historical Cyromastor & Reflect	Pro Forma Adjustment	Pro Forma Combined Cryomastor & Reflect December 31, 2005
Sales	$-	$2,241,069	$2,241,069	$-	$2,241,069
Cost of Sales	-	1,323,883	1,323,883	-	1,323,883
Salaries and wages	-	362,935	362,935	-	362,935
Payroll Taxes	-	29,795	29,495	-	29,495
Rent expense	-	79,587	79,587	-	79,587
General & Administrative	12,301	380,845	393,146	205,452	(2) 598,598
Income (loss) from operations	(12,301)	64,324	52,023	(205,452)	(153,429)
Other income (expense)
Interest expense	-	(9,261)	(9,261)	-	(9,261)
Loss on purchase of patent	(297,100)	-	(297,100)	-	(297,100)
Total other income (expense)	297,100	(9,261)	(306,361)	-	(306,361)
Income tax expense	-	(16,900)	(16,900)	-	(16,900)
Net Income (loss)	$(309,401)	$38,163	$(271,238)	$(205,452)	$(476,690)
Basic loss per share	(.17)	(0.00)	(0.00)	-	(0.02)
Weighted average shares Outstanding	1,808,219	24,441,014	24,441,014	-	27,441,014

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

REFLECT SCIENTIFIC, INC.

Date:	May23, 2007	By:	/s/Kim Boyce
Kim Boyce, President and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	May 23, 2007	By:	/s/Kim Boyce
Kim Boyce, President and Director

Date:	May 23, 2007	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	May 23, 2007	By:	/s/Kevin Cooksy
Kevin Cooksy, Secretary/Treasurer