Form 10QSB/A
period 2006-09-30
REFLECT SCIENTIFIC INC
filed 2007-06-11
CIK 1103090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB/A-1

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-31377

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

September 30, 2006

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Consolidated Balance Sheet

ASSETS

September 30, 2006
(Unaudited)
(Restated)
CURRENT ASSETS

Cash	$113,653
Accounts receivable	447,160
Inventory	377,105
Prepaid assets	14,363

Total Current Assets	952,281

FIXED ASSETS, NET	195,449

OTHER ASSETS

Intangible assets, net	5,249,055
Income tax receivable	24,761
Deposits	5,350

Total Other Assets	5,279,166

TOTAL ASSETS	$6,426,896

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Consolidated Balance Sheet (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

September 30, 2006
(Unaudited)
(Restated)
CURRENT LIABILITIES

Notes payable	$303,765
Accounts payable	239,052
Accrued expenses	96,958
Customer deposits	36,504
Income taxes payable	400

Total Current Liabilities	676,679

NON-CURRENT LIABILITIES

Deferred income taxes	32,676

Total Liabilities	709,355

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 per value, authorized 5,000,000 shares; 10,000 shares issued and Outstanding	100
Common stock, $0.01 par value, authorized 50,000,000 shares; 30,672,177 shares issued and outstanding	306,722
Additional paid in capital	6,856,665
Accumulated deficit	(1,445,946)

Total Shareholders’ Equity	5,717,541

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,426,896

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

REVENUES	$623,359	$573,572	$1,907,540	$1,628,313

COST OF GOODS SOLD	417,351	326,041	1,177,137	919,883

GROSS PROFIT	235,008	247,531	730,403	708,430

OPERATING EXPENSES
Salaries and wages	252,625	87,784	475,782	250,131
Payroll taxes	20,755	7,803	42,012	21,416
Rent expense	11,869	21,454	50,530	59,761
General and administrative expense	724,569	72,490	1,053,099	322,921

Total Operating Expenses	1,009,818	190,531	1,621,423	654,229

OPERATING INCOME (LOSS)	(774,810)	57,000	(891,020)	54,201

OTHER INCOME (EXPENSE)

Interest expense	-	(1,583)	(25)	(9,961)

Total Other Expenses	-	(1,583)	(25)	(9,961)

NET INCOME (LOSS) BEFORE INCOME TAXES	(774,810)	55,417	(891,045)	44,240

Income tax benefit (expense)	-	-	-	-

NET INCOME (LOSS)	$(774,810)	$55,417	$(891,045)	$44,240

Preferred distribution, dividends	-	(108,054)	-	(700,000)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(774,810)	$(52,637)	$(891,045)	$(655,759)
BASIC AND FULLY DILUTED INCOME(LOSS) PER SHARE	$(0.03)	$(0.00)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	30,156,174	24,380,000	27,124,903	24,204,615

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Consolidated Statements of Shareholders’ Equity

                                               Preferred Stock                          Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit

Balance, December 31, 2005	10,000	$100	25,530,002	$255,300	$1,210,337	$(554,901)
Common stock issued for cash (unaudited)	-	-	400,000	4,000	316,000	-
Common stock issued pursuant to merger with Cryomastor (unaudited)	-		3,000,000	30,000	3,720,000	-
Common stock issued pursuant to JM SciTech, LLC purchase (unaudited) (restated)	-		200,000	2,000	158,000	-
Common stock issued for cash (unaudited)	-		1,073,500	10,735	1,062,765	-
Common stock issued for services(unaudited)	-		415,000	4,150	390,100	-
Common stock issued for Commissions (unaudited)	-		53,675	537	51,528	-
Stock offering costs (unaudited)	-		-	-	(52,065)	-
Net loss for the nine months ended September 30, 2006 (unaudited)	-		-	-	-	(891,045)
Balances, September 30, 2006 (unaudited) (restated)	10,000	$100	30,672,177	$306,722	$6,856,665	$(1,445,946)

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005

Net income (loss)	$(891,045)	$44,240
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	33,891	2,474
Amortization	15,850	700
Common stock issued for prepaid services	394,250	9,056
Changes in operating assets and liabilities:
Increase in accounts receivable	(129,886)	(54,129)
Increase in inventory	(71,421)	(93,133)
Decrease in income tax receivable	(24,761)	-
Increase in prepaid asset	(10,000)	-
Increase (decrease)in accounts payable and accrued expenses	170,703	40,675

Net Cash Provided (Used) by Operating Activities	(512,419)	(50,117)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(208,390)	-
Cash paid for intangible assets	(1,354,905)	-

Net Cash Used by Investing Activities	(1,563,295)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Change in long term line of credit	-	(296,036)
Notes payable	303,765	-
Proceeds from common stock issuance	1,393,500	-
Proceeds from preferred stock issuance	-	700,000

Net Cash Provided by Financing Activities	1,697,265	430,964

NET INCREASE (DECREASE) IN CASH	(378,449)	380,847

CASH AT BEGINNING OF PERIOD	492,102	80,739

CASH AT END OF PERIOD	$113,653	$461,586

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

(Unaudited)

For the Nine Months Ended September 30,
	2006	2005
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:

Interest	$25	$9,961
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	$394,250	$9,056

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Financial Statements

September 30, 2006 and December 31, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2005 financial statements.  Operating results for the six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

On December 30, 2003, pursuant to an Agreement and Plan of Reorganization, the Company completed a reverse merger with the shareholders of Reflect Scientific, Inc. in which it acquired 100% of Reflect Scientific, Inc., a California corporation in exchange for 22,914,949 common shares of the Company.  The terms of the acquisition are detailed in an 8-K filing dated December 31, 2003.  Under the terms of the agreement, the President of Reflect Scientific, Inc. became the President of the Company and was elected to the Board of Directors the acquisition was accounted for as a recapitalization of Reflect Scientific, Inc. because the members of Reflect Scientific, Inc. controlled the Company after the acquisition.  Reflect Scientific, Inc. was treated as the acquiring entity for accounting purposes and Cole, Inc. was the surviving entity for legal purposes.  There was no adjustment to the carrying values of the assets or liabilities of Reflect Scientific, Inc. and no goodwill was recorded.

NOTE 3 – ACQUISITION OF JMST TECHNOLOGY

On March 27, 2006, the Company completed a private placement of its securities pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D, resulting in 400,000 shares being sold at $.80 per share.  These “restricted securities” were sold for the purpose of raising cash to purchase patents from an individual.

In a separate transaction, the Company issued 200,000 restricted securities to JM SciTech, LLC. (“JMST”) shareholders to acquire the JMST product technology and potential customers list.  The Company originally valued these shares at $1.70, which was the value of the shares as quoted on the OTC BB.  The 200,000 shares of common stock issued in the JMST acquisition were restricted securities and similar in all respects to the 400,000 shares which had been sold days earlier for cash at $.80 per share.  Accordingly, management has now determined that the common stock issued in the JMST acquisition should have been valued at $.80 per share, which was the fair value of the common stock at the time of issuance.

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Financial Statements

September 30, 2006 and December 31, 2005

NOTE 3 – ACQUISITION OF JMST TECHNOLOGY (continued)

The effect of the restatement is as follows:

Consolidated Balance Sheet as of September 31, 2006:

	As Originally Reported	As Adjusted	Effect of Change

Intangible assets	$5,429,055	$5,249,055	$(180,000)

Additional paid in capital	$(7,036,665)	$(6,856,665)	$180,000

The September 30, 2006 balance sheet and footnotes reflect the above changes.

NOTE 4 – ACQUISITION OF CRYOMASTOR, INC.

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

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Financial Statements

September 30, 2006 and December 31, 2005

NOTE 5 – SUBSEQUENT EVENTS

Effective August 3, 2006, the Company signed a Letter of Intent to purchase All Temp Engineering.  As consideration for the purchase, the Company will issue 2,000,000 shares of its common stock that are restricted securities.  As of September 30, 2006, the purchase has not been completed.

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

All Temp Engineering Acquisition

All Temp Engineering, Inc., a California Corporation, which provides repair services, installation and engineering for environmental control systems, was acquired through a merger agreement on January 19, 2007, for 2,000,000 shares of our common stock. We believe that the services All Temp provides to its customers are an integral part of our strategic product and commercialization plan to gain rapid penetration into the $1 Billion ultra low temperature storage market.  Strong technical synergies exist between All Temp Engineering and our Cryometrix subsidiary (acquired in 2006) based on the Cryometrix Ultra Low Temperature (“ULT”) storage system and a shared customer segment. All Temp is recognized as one of the leaders in its field and is one of the largest companies of its kind in California.

Image Labs International Acquisition

Smithgall and Associates, Inc., a Georgia corporation, doing business as “Image Labs International” in Montana, was acquired on February 28, 2007. Image Labs shareholders were issued 525,000 shares of our common stock and paid $200,000 in cash. Image Labs is engaged in the manufacture and sale of large scale industrial analytical inspection systems as well as possessing key technologies in machine vision, robotics and software.  Image Labs is a leader in its market. We expect several engineering synergies that exist with our other businesses to have a positive bearing on future projects for new product development and improvement of existing product lines.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations.

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

Liquidity and Capital Resources.

Our cash resources at September 30, 2006, were $113,653, with accounts receivable of $447,160.  We sold 400,000 shares of our common stock that are restricted securities as defined in Rule 144 to accredited investors only, to finance the acquisition of JM SciTech, LLC.  These shares were sold at a price of $0.80 per share.  None of these shares were accorded registration rights of any kind.

Subsequent to the quarter ended September 30, 2006, the Company sold 503,335 shares of its common stock that are restricted securities at $0.75 per share for aggregate consideration of $377,501.25. These funds should be adequate for the next 12 months for continuing operations; however, plans for expansion will require additional capital of approximately $2,500,000.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of September 30, 2006.

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

Changes in internal control over financial reporting

We have had no changes in internal control over financial reporting during the quarter ended September 30, 2006.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Unregistered Securities sold during the quarter ended September 30, 2006:

To whom	Date	Number of shares	Consideration
Sales to accredited investors	09/30/2006	1,073,500	$1.00 per share
Employees	08/28/2006	305,000	Services
Kevin Cooksy	08/28/2006	15,000	Services
Keoki Williams	08/28/2006	10,000	Services
Craig Morrison	08/28/2006	10,000	Services
Tom Tait	08/28/2006	75,000	Services
Alpine Securities	09/08/2006	53,675	Commissions

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

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 July 1, 2006 through July 31, 2006	None	None	None	None
Month #2 August 1, 2006 through August 31, 2006	None	None	None	None
Month #3 September 1, 2006 through September 30, 2006	None	None	None	None
Total	None	None	None	None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended September 30, 2006, there were no changes in the procedures by which security holders may recommend nominees to our Board of Directors.

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

REFLECT SCIENTIFIC, INC.

Date:	June 8, 2007	By:	/s/Kim Boyce
Kim Boyce, President and Director

Date:	June 8, 2007	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	June 8, 2007	By:	/s/Kevin Cooksy
Kevin Cooksy, Secretary/Treasurer