Form 10KSB/A
period 2006-12-31
REFLECT SCIENTIFIC INC
filed 2007-08-07
CIK 1103090

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB/A-3

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. - 000-31377

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


There are approximately 15,870,233 shares of common voting stock of the Issuer held by non-affiliates, and based upon the average bid and asked prices of our common stock on July 30, 2007 ($1.88), as reported by the OTC Bulletin Board of the National Association of Securities Dealers, Inc., the aggregate market value of our common stock held by non-affiliates was approximately $29,836,038.04.


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


July 30, 2007:  Common – 35,019,483.


Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13, of this Annual Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REFLECT SCIENTIFIC, INC.

Date:	August 6, 2007	By:	/s/Kim Boyce
Kim Boyce, President and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	August 6, 2007	By:	/s/Kim Boyce
Kim Boyce, President and Director

Date:	August 6, 2007	By:	/s/Tom Tait

Tom Tait, Vice President and Director

Date:	August 6, 2007	By:	/s/Kevin Cooksy
Kevin Cooksy, Secretary/Treasurer

3