Form 10QSB
period 2007-06-30
REFLECT SCIENTIFIC INC
filed 2007-08-17
CIK 1103090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: August 16, 2007:  Common – 35,019,483  shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REFLECT SCIENTIFIC, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and December 31, 2006

REFLECT SCIENTIFIC, INC.

Consolidated Balance Sheet

ASSETS

June 30, 2007
(Unaudited)
CURRENT ASSETS

Cash	$1,885,433
Accounts receivable	1,402,013
Other receivables	8,599
Inventory	598,987
Prepaid assets	343,740

Total Current Assets	4,238,772

FIXED ASSETS, NET	246,625

OTHER ASSETS

Intangible assets, net	7,114,124
Income tax receivable	24,761
Deferred tax asset	316,000
Long term prepaid asset	272,223
Deposits	3,100

Total Other Assets	7,730,208

TOTAL ASSETS	$12,215,605

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Consolidated Balance Sheet (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

June 30, 2007
(Unaudited)
CURRENT LIABILITIES

Short term loan	$203,087
Accounts payable	302,114
Accrued expenses	80,231
Income taxes payable	400

Total Current Liabilities	585,832

NON-CURRENT LIABILITIES

Debentures, net of Discount Warrant of $1,639,029 and Discount Beneficial Conversion Features of $860,971	-
Notes payable	43,521

Total Non-Current Liabilities	43,521

Total Liabilities	629,353

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 per value, authorized 5,000,000 shares; No shares issued and Outstanding	-
Common stock, $0.01 par value, authorized 50,000,000 shares; 35,019,483 shares issued and outstanding	350,195
Additional paid in capital	14,184,348
Accumulated deficit	(2,948,291)

Total Shareholders’ Equity	11,862,252

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,215,605

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

REVENUES	$3,387,617	$624,277	$4,555,637	$1,255,181

COST OF GOODS SOLD	1,643,579	383,796	2,400,567	759,786

GROSS PROFIT	1,744,038	240,481	2,155,070	495,395

OPERATING EXPENSES
Salaries and wages	449,020	112,008	793,812	223,157
Payroll taxes	36,957	10,422	79,078	21,257
Rent expense	52,924	21,398	96,595	38,661
General and administrative expense	1,737,758	269,429	2,115,500	357,030

Total Operating Expenses	2,276,659	413,257	3,084,985	640,105

OPERATING LOSS	(532,621)	(172,776)	(929,915)	(144,710)

OTHER EXPENSE

Interest expense	(484,784)	-	(484,845)	(25)

Total Other Expenses	(484,784)	-	(484,845)	(25)

NET LOSS BEFORE INCOME TAXES	(1,017,405)	(172,776)	(1,414,760)	(144,735)

Income tax benefit (expense)	-	28,110	-	24,329

NET LOSS	$(1,017,405)	$(144,666)	$(1,414,760)	$(120,406)

BASIC AND FULLY DILUTED INCOME(LOSS) PER SHARE	$(0.03)	$(0.01)	$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	34,613,003	26,220,112	30,718,815	25,883,593

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006

Net loss	$(1,414,760)	$(120,406)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	25,741	1,860
Amortization	165,249	7,567
Common stock issued for services	484,574	-
Common stock issued for prepaid services	490,000	-
Changes in operating assets and liabilities:
Increase in restricted cash	-	(258,470)
Increase in accounts receivable	(1,012,422)	(77,321)
Increase in inventory	(234,191)	(238,233)
(Increase) decrease in income tax receivable	1,187	(24,761)
Increase in prepaid asset	(134,785)	(10,000)
Decrease in other assets	10,300	-
Increase (decrease) in accounts payable and accrued expenses	130,675	140,999

Net Cash Used by Operating Activities	(1,488,432)	(578,765)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for intangible assets	-	(1,093,106)
Cash paid for fixed assets	(11,327)	(14,680)

Net Cash Used by Investing Activities	(11,327)	(1,107,786)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable	166,549	-
Proceeds from issuance of debentures	2,500,000	-
Proceeds from common stock issuance	447,605	1,348,500

Net Cash Provided by Financing Activities	3,114,154	1,348,500

NET INCREASE (DECREASE) IN CASH	1,614,395	(338,051)

CASH AT BEGINNING OF PERIOD	271,038	492,102

CASH AT END OF PERIOD	$1,885,433	$154,051

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:

Interest	$8,859	$25
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Stock issued pursuant to Company mergers	$2,435,870	$-
Common stock issued for services	$484,574	$-
Common stock issued for prepaid services	$490,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Financial Statements

June 30, 2007 and December 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2006 financial statements.  Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Financial Statements

June 30, 2007 and December 31, 2006

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Effective January 19, 2007 the Company finalized an Agreement and Plan of Merger agreement with All Temp Engineering, Inc.  Effective March 6, 2007, the Company finalized an Agreement and Plan of Merger agreement with Image Labs, International.  The terms of the agreements are detailed in a 10-QSB filing dated March 31, 2007.  The Company entered into these mergers after considering All Temp’s and Image Lab’s business history, financial condition, and intellectual property.  The Company has a desire to expand its services and attract and retain talented technical personnel and believed there were strategic and financial advantages to combining the businesses.

NOTE 3 – CONVERTIBLE DEBENTURES AND WARRANTS

On June 29, 2007, the Company entered into an agreement to sell $2,500,000 in 12% senior convertible debentures with a maturity date of June 29, 2009, with interest due quarterly.   At the closing, the Company prepaid the first two quarterly interest payments out of proceeds of the offering from escrow for a total of $150,000.  The agreement allows for the Company to pay the interest in cash or in duly authorized, validly issued, fully paid and non-assessable shares of common stock at the interest conversion rate, or a combination thereof.

The debentures have a conversion price of $0.65.  If the Company, at any time while the debenture is outstanding, pays stock dividends, subdivides outstanding shares, sells or grants any option to purchase or dispose of common stock at an effective price lower than the conversion price, issue rights, options or warrants at a price lower than the conversion price, etc., the Company shall promptly deliver to each Holder a notice setting forth the conversion price after such adjustment and provide a brief statement of facts requiring such adjustment.   In addition, if the volume weighted average price for each of any 20 consecutive trading days exceeds 250% of the conversion price, the Company may, within one trading day deliver a written notice to the holder and force the holder to convert a principal amount of the debenture equal to all or part of the holder’s portion of the forced conversion amount.

The agreement also provides for the issuance of 1,923,077 A warrants and 1,923,077 B warrants.  The warrants are exercisable at a price of $0.80 per share for the A warrant and $1.00 per share for the B warrant and expire June 29, 2012.  The Company valued the warrants using the Black-Scholes option pricing model.  Then the Company allocated a portion of the proceeds to the warrants, based on the relative fair value basis, in the amount of $1,639,029 which is recognized as a contra liability account and will be amortized as interest expense over the 2 year term of the agreement.  The intrinsic value of beneficial conversion of the debentures was valued at $5,677,491, which exceeds the effective value of the debentures of $860,971.  Therefore, the discount assigned to the beneficial conversion feature is limited to $860,971 and is recognized as a contra liability account and will be amortized as interest expense of the 2 year term of the agreement.

As payment for services provided, the Company also issued 192,308 A warrants and 192,308 B warrants which were valued at $475,925 using the Black-Scholes option pricing model and expensed in the current period.

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Financial Statements

June 30, 2007 and December 31, 2006

NOTE 3 – CONVERTIBLE DEBENTURES AND WARRANTS (continued)

The debentures and warrants have anti-dilution protections, and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the debentures and warrants.

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2007 and changes during the period then ended is presented below:

	2007
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	-	$-
Granted	4,230,770.90
Expired/Cancelled	-	-
Exercised	-	-

Outstanding end of year	4,230,770	$.90

Exercisable	4,230,770	$.90

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at June 30, 2007	Weighted Average Remaining Contractual Life	Number Exercisable at June 30,2007
$0.80	2,115,385	6.00	2,115,385
1.00	2,115,385	6.00	2,115,385

	4,230,770		4,230,770

NOTE 4 – EQUITY TRANSACTIONS

During the period ended June 30, 2007, the Company issued 2,000,000 shares issued pursuant to the merger with All Temp for $2,120,000; 525,000 shares issued pursuant to the purchase of Image Labs for $509,250; 500,000 shares issued as part of an employment agreement valued at $490,000; and 874,404 shares valued at $655,802 issued for cash; 431,235 shares valued at $445,526 issued for services.  Paid in capital was increased by $2,975,925 as a result of the debenture agreement noted in Note 3, and there was additional contributed capital in the amount of $26,416 for donated services and $25,000 received in cash.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006.

Our revenues increased during the quarter ended June 30, 2007, to $3,387,617 from $624,277 for the quarter ended June 30, 2006, primarily as a result of increased business from our acquisitions.

Our cost of goods increased in the quarter ended June 30, 2007, as compared to June 30, 2006, to $1,643,579 from $383,796. The difference was partly as a result of increased sales, costs of goods included from acquisitions and raw material price increases.

General and administrative expenses increased to $1,737,758 in the quarter ended June 30, 2007, from $269,429 for the quarter ended June 30, 2006. This was due to a substantial increase in legal and accounting fees related to acquisitions, Securities and Exchange Commission regulations compliance, increased operational costs from new acquisitions, acquisition audits, amortization and other one time costs relating to the acquisitions.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006.

Our revenues increased during the six months ended June 30, 2007, to $4,555,637 from $1,255,181 for the six months ended June 30, 2006, primarily as a result of increased business from our acquisitions.

Our cost of goods increased in the six months ended June 30, 2007, as compared to June 30, 2006, to $2,400,567 from $759,786. The difference was partly as a result of increased sales, costs of goods included from acquisitions and raw material price increases.

General and administrative expenses increased to $2,115,500 in the six months ended June 30, 2007, from $357,030 for the six months ended June 30, 2006. This was due to a substantial increase in legal and accounting fees related to acquisitions, Securities and Exchange Commission regulations compliance, increased operational costs from new acquisitions, acquisition audits, amortization and other one time costs relating to the acquisitions.

Our cash resources on June 30, 2007, were $1,885,433, with accounts receivable of $1,402,013 and inventory of $598,987.   We have relied on revenues and sales of securities for cash resources.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of June 30, 2007.

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

Changes in internal control over financial reporting

We have had no changes in internal control over financial reporting during the quarter ended June 30, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Unregistered Securities sold during the quarter ended June 30, 2007:

To whom	Date	Number of shares	Consideration
Sales to accredited investors	4/30/2007	465,969	$.75 per share
Employees	5/2/2007	285,000	Services
Consultant	5/2/2007	50,000	Services
V Finance Investments	5/2/2007	35,000	Services
Sales to accredited investors	6/27/2007	133,334	$.75 per share

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

On June 29, 2007, Reflect Scientific pursuant to the securities purchase agreement sold to five institutional investors  convertible debentures in the aggregate principal amount of $2,500,000 and stock purchase warrants exercisable over a five year period for 3,846,154 shares of common stock (the “Warrants”) in a private placement.   All purchasers are “accredited investors” and a form D was filed covering this transaction.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 April 1, 2007 through April 30, 2007	None	None	None	None
Month #2 May 1, 2007 through May 31, 2007	None	None	None	None
Month #3 June 1, 2007 through June 30, 2007	None	None	None	None
Total	None	None	None	None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended June 30, 2007, there were no changes in the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation	10-SB Registration Statement*
3.2	Articles of Amendment to Articles of Incorporation	10-SB Registration Statement*
3.3	By-Laws	10-SB Registration Statement*
3.4	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.5	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.6	Articles of Amendment	September 30, 2004 10-QSB Quarterly Report*
3.7	By-Laws Amendment	September 30, 2004 10-QSB Quarterly Report*
4.1	Debenture	8-K Current Report dated June 29, 2007*
4.2	Form of Purchasers Warrant	8-K Current Report dated June 29, 2007*
4.3	Registration Rights Agreement	8-K Current Report dated June 29, 2007*
4.4	Form of Placement Agreement	8-K Current Report dated June 29, 2007*
10.1	Securities Purchase Agreement	8-K Current Report dated June 29, 2007*
10.2	Placement Agent Agreement	8-K Current Report dated June 29, 2007*
14	Code of Ethics	December 31, 2003 10-KSB Annual Report*
21	Subsidiaries of the Company	December 31, 2004 10-KSB Annual Report*
31.1	302 Certification of Kim Boyce
31.2	302 Certification of Kevin Cooksy
32	906 Certification

Exhibits

Additional Exhibits Incorporated by Reference

*	Reflect California Reorganization	8-K Current Report dated December 31, 2003
*	JMST Acquisition	8-K Current Report dated April 4, 2006
*	Cryomastor Reorganization	8-K Current Report dated June 27, 2006
*	Image Labs Merger Agreement Signing	8-K Current Report dated November 15, 2006
*	All Temp Merger Agreement Signing	8-K Current Report dated November 17, 2006
*	All Temp Merger Agreement Closing	8-KA Current Report dated November 17, 2006
*	Image Labs Merger Agreement Closing	8-KA Current Report dated November 15, 2006

*  Previously filed and incorporated by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REFLECT SCIENTIFIC, INC.

Date:	August 17, 2007	By:	/s/Kim Boyce
Kim Boyce, President and Director

Date:	August 17, 2007	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	August 17, 2007	By:	/s/Kevin Cooksy
Kevin Cooksy, Secretary/Treasurer