Form 10QSB
period 2007-09-30
REFLECT SCIENTIFIC INC
filed 2007-11-14
CIK 1103090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: November 7, 2007:  Common – 34,019,483 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

2

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheet

ASSETS

September 30, 2007
(Unaudited)
CURRENT ASSETS

Cash	$1,335,750
Accounts receivable	1,155,385
Other receivables	25,967
Inventory	820,540
Prepaid assets	243,096

Total Current Assets	3,580,738

FIXED ASSETS, NET	260,438

OTHER ASSETS

Intangible assets, net	6,002,946
Income tax receivable	24,761
Deferred tax asset	316,000
Long term prepaid asset	231,389
Deposits	29,944

Total Other Assets	6,605,040

TOTAL ASSETS	$10,446,216

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheet (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

September 30, 2007
(Unaudited)
CURRENT LIABILITIES

Accounts payable	$439,616
Short term loan	30,790
Capital leases – short-term portion	23,159
Accrued expenses	135,676
Contract billings in excess	46,812
Income taxes payable	400

Total Current Liabilities	676,453

LONG-TERM LIABILITIES

Debentures, net of Discount Warrant of $1,434,150 and Discount of Beneficial Conversion Features of $753,350	312,500
Capital leases – long-term portion	38,558
Notes payable

Total Long-Term Liabilities	351,058

Total Liabilities	1,027,511

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and Outstanding	-
Common stock, $0.01 par value, authorized 50,000,000 shares; 34,019,483 shares issued and outstanding	340,195
Additional paid in capital	13,129,578
Accumulated deficit	(4,051,068)

Total Shareholders’ Equity	9,418,705

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,446,216

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUES	$1,383,614	$652,359	$5,939,251	$1,907,540

COST OF GOODS SOLD	940,710	417,351	3,341,277	1,177,137

GROSS PROFIT	442,904	235,008	2,597,974	730,403

OPERATING EXPENSES
Salaries and wages	571,880	273,380	1,444,770	517,794
Rent expense	79,211	11,869	175,806	50,530
General and administrative expense	513,928	724,569	2,629,428	1,053,099

Total Operating Expenses	1,165,019	1,009,818	4,250,004	1,621,423

OPERATING LOSS	(722,115)	(774,810)	(1,652,030)	(891,020)

OTHER INCOME (EXPENSE)

Interest income	8,904	-	8,904	-
Interest expense	(389,566)	-	(874,411)	(25)

Total Other Expenses	(380,662)	-	(865,507)	(25)

NET LOSS BEFORE INCOME TAXES	(1,102,777)	(774,810)	(2,517,537)	(891,045)

Income tax benefit (expense)	-	-	-	-

NET LOSS	$(1,102,777)	$(774,810)	$(2,517,537)	$(891,045)

BASIC AND FULLY DILUTED INCOME(LOSS) PER SHARE	$(0.03)	$(0.03)	$(0.08)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	34,963,927	30,156,174	31,780,093	27,124,903

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006

Net loss	$(2,517,537)	$(891,045)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	36,108	33,891
Amortization	528,927	15,850
Common stock issued for services	484,574	394,250
Changes in operating assets and liabilities:
Increase in accounts receivable	(765,794)	(129,886)
Increase in inventory	(226,500)	(71,421)
Increase in other receivables	(24,380)
Increase in income tax receivable	-	(24,761)
Increase in prepaid asset	260,756	(10,000)
Increase in other assets	(29,944)	-
Increase in accounts payable and accrued expenses	370,044	170,703

Net Cash Used by Operating Activities	(1,883,746)	(512,419)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for intangible assets	-	(1,354,905)
Cash paid for fixed assets	(11,585)	(208,390)

Net Cash Used by Investing Activities	(11,585)	(1,563,295)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable	12,437	303,765
Proceeds from issuance of debentures	2,500,000	-
Proceeds from common stock issuance	447,605	1,393,500

Net Cash Provided by Financing Activities	2,960,042	1,697,265

NET INCREASE (DECREASE) IN CASH	1,064,712	(378,449)

CASH AT BEGINNING OF PERIOD	271,038	492,102

CASH AT END OF PERIOD	$1,335,750	$113,653

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:

Interest	$8,859	$25
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Stock issued pursuant to Company mergers	$2,435,870	$-
Common stock issued for services	$484,574	$446,852
Common stock issued for prepaid services	$490,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2007

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2006 financial statements.  Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cole, Inc. (the Company) was incorporated under the laws of the State of Utah on November 3, 1999. The Company was organized to engage in any lawful activity for which corporations may be organized under the Utah Revised Business Corporation Act.  On December 30, 2003 the Company changed its name to Reflect Scientific, Inc.

Reflect Scientific, Inc. a California corporation, was incorporated on September 14, 1993, under the laws of California to engage in the manufacture of test kits for use in scientific studies.

On December 30, 2003, pursuant to an Agreement and Plan of Reorganization, the Company completed a reverse merger with the shareholders of Reflect Scientific, Inc. in which it acquired 100% of Reflect Scientific, Inc., a California corporation in exchange for 22,914,949 common shares of the Company.  The terms of the acquisition are detailed in an 8-K filing dated December 31, 2003.  Under the terms of the agreement, the President of Reflect Scientific, Inc. became the President of the Company and was elected to the Board of Directors.  The acquisition was accounted for as a recapitalization of Reflect Scientific, Inc. because the members of Reflect Scientific, Inc. controlled the Company after the acquisition.  Reflect Scientific, Inc. was treated as the acquiring entity for accounting purposes and Cole, Inc. was the surviving entity for legal purposes.  There was no adjustment to the carrying values of the assets or liabilities of Reflect Scientific, Inc. and no goodwill was recorded. The operations for the year ended December 31, 2006 and 2005 are those of Reflect Scientific, Inc.  Effective January 19, 2007 the Company finalized an Agreement and Plan of Merger

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2007

agreement with All Temp Engineering, Inc.  Effective March 6, 2007, the Company finalized an Agreement and Plan of Merger agreement with Image Labs, International.  The terms of the agreements are detailed in a 10-QSB filing dated March 31, 2007.  The Company entered into these mergers after considering All Temp’s and Image Lab’s business history, financial condition, and intellectual property.  The Company has a desire to expand its services and attract and retain talented technical personnel and believed there were strategic and financial advantages to combining the businesses.

NOTE 3 – CONVERTIBLE DEBENTURES AND WARRANTS

On September 29, 2007, the Company entered into an agreement to sell $2,500,000 in 12% senior convertible debentures with a maturity date of September 29, 2009, with interest due quarterly.   At the closing, the Company prepaid the first quarterly interest payment and reserved the second quarterly interest payment for a total of $150,000.  The agreement allows for the Company to pay the interest in cash or in duly authorized, validly issued, fully paid and non-assessable shares of common stock at the interest conversion rate, or a combination thereof.

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

The agreement also provides for the issuance of 1,923,077 A warrants and 1,923,077 B warrants.  The warrants are exercisable at a price of $0.80 per share for the A warrant and $1.00 per share for the B warrant and expire June 29, 2012.  The Company valued the warrants using the Black-Scholes option pricing model.  For the purpose of the valuation of the warrants, the Company calculated a volatility of 66.48% on its common stock and used the U. S. Treasury bill rate of 4.94% for its risk free rate.  Then the Company allocated a portion of the proceeds to the warrants, based on the relative fair value basis, in the amount of $1,639,029 which is recognized as a contra liability account and will be amortized as interest expense over the 2 year term of the agreement.  The intrinsic value of beneficial conversion of the debentures was valued at $5,677,491, which exceeds the effective value of the debentures of $860,971.  Therefore, the discount assigned to the beneficial conversion feature is limited to $860,971 and is recognized as a contra liability account and will be amortized as interest expense over the 2 year term of the agreement.

As payment for services provided, the Company also issued 192,308 A warrants and 192,308 B warrants which were valued at $475,925 using the Black-Scholes option pricing model and expensed in the current period.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2007

NOTE 3 – CONVERTIBLE DEBENTURES AND WARRANTS (continued)

The debentures and warrants have anti-dilution protections, and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the debentures and warrants.

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2007 and changes during the period then ended is presented below:

	2007
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	-	$-
Granted	4,230,770.90
Expired/Cancelled	-	-
Exercised	-	-

Outstanding end of year	4,230,770	$.90

Exercisable	4,230,770	$.90

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Number Exercisable at September 30, 2007
$0.80	2,115,385	5.00	2,115,385
1.00	2,115,385	5.00	2,115,385

	4,230,770		4,230,770

NOTE 4 – EQUITY TRANSACTIONS

During the nine month period ended September 30, 2007, the Company issued 2,000,000 shares issued pursuant to the merger with All Temp for $2,120,000; 525,000 shares issued pursuant to the purchase of Image Labs for $509,250; 500,000 shares issued as part of an employment agreement valued at $490,000; and 874,404 shares valued at $655,802 issued for cash; 431,235 shares valued at $445,526 issued for services.  Paid in capital was increased by $2,975,925 as a result of the debenture agreement noted in Note 3, and there was additional contributed capital in the amount of $26,416 for donated services and $25,000 received in cash. On September 25, 2007, the Company entered into an agreement to return to the Company 1,000,000 shares of its common stock previously issued to the Shareholders in relationship to the acquisition of All Temp Engineering, Inc. Under the terms of the Agreement, the Shareholders agreed to return an aggregate of 1,000,000 shares of the Company’s common stock for cancellation.  The shares were originally issued in relation to the

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2007

NOTE 4 – EQUITY TRANSACTIONS (continued)

acquisition and were returned to adjust the consideration received by Shareholders on the All Temp acquisition and to account for certain out of pocket costs paid by the Company in relation to the acquisition of All Temp.  No other changes to the acquisition of All Temp were made and the parties will continue to operate the All Temp business.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and nine-month periods ended September 30, 2007, to the items disclosed as significant accounting policies in management's Notes to Consolidated Financial Statements or in Critical Accounting Practices in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Mergers and Acquisitions

All Temp Engineering Acquisition

All Temp Engineering, Inc., a California Corporation, which provides repair services, installation and engineering for environmental control systems, was acquired through a merger agreement on Jan 19, 2007, for 2,000,000 shares of our common stock. We believe that the services All Temp provides to its customers are an integral part of our strategic product and commercialization plan to gain penetration into the ultra low temperature storage market.  Strong technical synergies exist between All Temp Engineering and our Cryometrix subsidiary (acquired in 2006) based on the Cryometrix Ultra Low Temperature (“ULT”) storage system and a shared customer segment.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006.

Our revenues increased during the quarter ended September 30, 2007, to $1,383,614 from $652,359 for the quarter ended September 30, 2006, primarily as a result of increased business from our acquisitions.

Our cost of goods increased in the quarter ended September 30, 2007, as compared to September 30, 2006, to $940,710 from $417,351. The difference was partly as a result of increased sales, costs of goods included from acquisitions and raw material price increases.

General and administrative expenses decreased to $586,858 in the quarter ended September 30, 2007, from $724,569 for the quarter ended September 30, 2006. This was due to a substantial decrease in legal and accounting fees related to acquisitions.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006.

Our revenues increased during the Nine months ended September 30, 2007, to $5,939,251 from $1,907,540 for the Nine months ended September 30, 2006, primarily as a result of increased business from our acquisitions.

Our cost of goods increased in the Nine months ended September 30, 2007, as compared to September 30, 2006, to $3,341,277 from $1,177,137. The difference was partly as a result of increased sales, costs of goods included from acquisitions and raw material price increases.

General and administrative expenses increased to $2,702,358 in the Nine months ended September 30, 2007, from $1,053,099 for the Nine months ended September 30, 2006. This was due to a substantial increase in legal and accounting fees related to acquisitions, Securities and Exchange Commission regulations compliance, increased operational costs from new acquisitions, acquisition audits, amortization and other one time costs relating to the acquisitions.

Our cash resources on September 30, 2007, were $1,335,750, with accounts receivable of $1,155,385 and inventory of $820,540.   We have relied on revenues and sales of securities for cash resources.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of September 30, 2007.

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

Item 3. Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

The Company=s principal executive and accounting officer has reviewed the disclosure controls and procedures (as defined in Rule 13a-14(a) / Rule 15d-14(a) of the Exchange Act) in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this Form 10-QSB being filed. Based on this review, the principal executive and accounting officer believes that the disclosure controls and procedures are adequate.

b) Changes in disclosure controls and procedures.

There were no changes in the Company’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since the date of the most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Unregistered Securities sold during the nine months ended September 30, 2007:

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

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 July 1, 2007 through July 30, 2007	None	None	None	None
Month #2 August 1, 2007 through August 31, 2007	None	None	None	None
Month #3 September 1, 2007 through September 30, 2007	None	None	None	None
Total	None	None	None	None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee / not applicable

During the quarterly period ended September 30, 2007, there were no changes in the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation	10-SB Registration Statement*
3.2	Articles of Amendment to Articles of Incorporation	10-SB Registration Statement*
3.3	By-Laws	10-SB Registration Statement*
3.4	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.5	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.6	Articles of Amendment	September 30, 2004 10-QSB Quarterly Report*
3.7	By-Laws Amendment	September 30, 2004 10-QSB Quarterly Report*
4.1	Debenture	8-K Current Report dated June 29, 2007*
4.2	Form of Purchasers Warrant	8-K Current Report dated June 29, 2007*
4.3	Registration Rights Agreement	8-K Current Report dated June 29, 2007*
4.4	Form of Placement Agreement	8-K Current Report dated June 29, 2007*
10.1	Securities Purchase Agreement	8-K Current Report dated June 29, 2007*
10.2	Placement Agent Agreement	8-K Current Report dated June 29, 2007*
14	Code of Ethics	December 31, 2003 10-KSB Annual Report*
21	Subsidiaries of the Company	December 31, 2004 10-KSB Annual Report*
31.1	302 Certification of Kim Boyce
31.2	302 Certification of David Strate
32	906 Certification

Exhibits

Additional Exhibits Incorporated by Reference

*	Reflect California Reorganization	8-K Current Report dated December 31, 2003
*	JMST Acquisition	8-K Current Report dated April 4, 2006
*	Cryomastor Reorganization	8-K Current Report dated September 27, 2006
*	Image Labs Merger Agreement Signing	8-K Current Report dated November 15, 2006
*	All Temp Merger Agreement Signing	8-K Current Report dated November 17, 2006
*	All Temp Merger Agreement Closing	8-KA Current Report dated November 17, 2006
*	Image Labs Merger Agreement Closing	8-KA Current Report dated November 15, 2006

*  Previously filed and incorporated by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REFLECT SCIENTIFIC, INC.

Date:	November 14, 2007	By:	/s/Kim Boyce
Kim Boyce, CEO, President and Director

Date:	November 14, 2007	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	November 14, 2007	By:	/s/David Strate
David Strate, CFO