Form 10KSB
period 2007-12-31
REFLECT SCIENTIFIC INC
filed 2008-04-15
CIK 1103090

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2007

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

[  ] No [X]

State Issuer’s revenues for its most recent fiscal year: December 31, 2007 - $8,020,266.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days.

There are approximately 15,887,288 shares of common voting stock of the Issuer held by non-affiliates, and based upon the average bid and asked prices of our common stock on April 3, 2008 of $0.70, as reported by the OTC Bulletin Board of the National Association of Securities Dealers, Inc., the aggregate market value of our common stock held by non-affiliates was approximately $11,121,102.

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

April 3, 2008:  Common – 34,195,153

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13, of this Annual Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

TABLE OF CONTENTS

PART I

4

Item 1. Description of Business

4

Item 2. Description of Property

11

Item 3. Legal Proceedings

11

Item 4. Submission of Matters to a Vote of Security Holders

11

PART II

11

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.                                                                                                                      11

Item 6. Management’s Discussion and Analysis or Plan of Operation

14

Item 7.  Financial Statements

17

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   17

Item 8(A)T. Controls and Procedures.

17

Management’s Annual Report on Internal Control Over Financial Reporting

17

Item 8(B). Other Information.

18

PART III

18

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act                                                                                                                              18

Item 10. Executive Compensation

21

Item 11. Security Ownership of Certain Beneficial Owners and Management

22

Item 12. Certain Relationships and Related Transactions

23

Item 13. Exhibits

24

Item 14. Principal Accounting Fees and Services

25

SIGNATURES

25

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

December 31, 2007

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

On June 29, 2007, we completed the sale of $2,500,000 of debentures.  See our 8-K Current Report dated July 2, 2007, and is incorporated herein by reference.  See Part III, Item 13.

Business

Overview

Reflect Scientific is engaged in the manufacture and distribution of innovative products targeted at the life science market. Our customers include hospitals and diagnostic laboratories, pharmaceutical and biotech companies, universities, government and private sector research facilities as well as chemical and industrial companies.

Our goal is to provide our customers with the best solution for their needs. This philosophy extends into our business strategies and acquisition plans. Through a series of strategic acquisitions in 2006 and 2007, we now offer a greatly expanded line of products that take advantage of market needs. Our growing product portfolio includes ultra low temperature freezers and chemical detectors, in addition to supplying OEM products to the life science industry.

Our Visacon brand chemical detectors provide our OEM customers a cost effective detection product that allows them to extend their markets. Detectors use patented optical detection technologies that can be tailored for pharmaceutical, biotechnology or other life science applications.

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

Organization

Reflect Scientific was organized under the laws of the State of Utah on November 3, 1999, under the name “Cole, Inc.”  On December 31, 2003, we acquired Reflect Scientific, Inc., a California corporation and currently our wholly-owned subsidiary, changed our name to “Reflect Scientific, Inc.” and succeeded to the business operations of Reflect Scientific, Inc., that involved the manufacture and distribution of laboratory consumables and disposables such as filtration and purification products, customized sample handling vials, electronic wiring assemblies, high temperature silicone, graphite and vespel/graphite sealing components for use by original equipment manufacturers (“OEM”) in the chemical analysis industries, primarily in the field of gas/liquid chromatography.

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

Effective as of April 4, 2006, we entered into a Purchase Agreement (the “JMST Agreement”) with JM SciTech, LLC, a limited liability company organized under the laws of the State of Colorado, and doing business as JMST Systems (“JMST”).  Pursuant to the JMST Agreement, we purchased and JMST sold all right, title and interest in and to the JMST Technology (the “JMST Technology”), as described in the JMST Agreement; and David Carver, a shareholder of JMST (“Carver”), conveyed and assigned any rights he had in and to certain patents (the “Carver Patents”) and related intellectual assets as described in the JMST Agreement (collectively, including the Carver Patents referred to herein as the “Carver Technology”).  JMST had created a line of chemical detection instruments that are used in the pharmaceutical, biotechnology and homeland security markets. The patented technology allows researchers to accurately analyze chemical formulations for their composition and identity.

On November 15, 2006, we entered into an Agreement and Plan of Merger (the “Image Labs Merger Agreement”) to acquire Image Acquisition Corp., a Georgia corporation by our wholly-owned subsidiary; Smithgall & Associates, Inc., dba Image Labs International, a Georgia corporation (“Image Labs”).  Established in 1993 and located in Bozeman, Montana, Image Labs is a manufacturer and developer of factory automation equipment. The primary product lines focus in the areas of automated inspection, measurement and material handling.  Effective February 28, 2007, the Image Labs Merger Agreement was completed.

On November 17, 2006, we entered into an Agreement and Plan of Merger (the “The All Temp Merger Agreement”) between our wholly-owned subsidiary,  Cryometrix, Inc. and All Temp Engineering Inc., a California corporation (“All Temp”).  All Temp is located in San Jose, California and has been providing engineered solutions and services to the cryogenics industry for over 23 years.  All Temp serves over 1,450 companies in business sectors such as biotech, pharmaceutical, medical devices, research, universities, semiconductor, aerospace, military and industrial food processing.  Effective January 19, 2007, the All Temp Merger Agreement was completed.

Business

Reflect Scientific designs, develops and sells scientific equipment for the Life Science and Manufacturing industries.  Since our wholly owned subsidiary, Reflect Scientific’s, organization in 1991, our focus is and has been on providing value added products, analytic testing equipment and stand alone products for the life science and industrial market place.  Reflect Scientific’s products range from non-mechanical CyrometrixTM freezers, products and parts for life science industry to tools and analytical services for industrial manufacturing.

All of Reflect Scientific’s products and services are developed with one key factor in mind-do they provide a superior cost/benefit to the customer than other products in the same marketspace.  With years of experience in the life science and industrial manufacturing markets, Reflect Scientific has been able to develop not only unique patentable products but products that we believe offer immediate advantages and cost savings over any other competing and existing products on the market.

We have developed a business model with a focus on intellectual expertise in design and development of products and solutions for life science and industrial manufacturing industries.  We outsource the majority of our manufacturing allowing us to maintain flexibility to develop products across multiple lines and industries.  Our strength is in providing products which we believe offer immediate verifiable cost saving solutions.

We have found many companies that can manufacture products to our specification allowing us to focus on our core competencies of development and design and maintain a flexible corporate structure capable of taking advantage of new opportunities without the large capital investment for tooling and manufacturing equipment.  This focus on the intellectual expertise as opposed to manufacturing of products also allows us to develop products along multiple industries and to tailor our products to specific needs in a variety of industrial settings.  Our products are sold in the biotechnology, pharmaceutical, medical industries as well as the manufacturing industries such as automotive.

PRODUCTS

Cryometrix Freezers

Our Cryometrix ultra low temperature freezers are, we believe, a technological breakthrough that provides energy savings and other critically important benefits to cryo-storage customers in the Life Science related industries.  Ultra low temperature freezers are used in multiple industries for the storage of everything from blood to cancer vaccines.  These freezers are used by companies and organizations like the Red Cross, hospitals and biotechnology research facilities.

Currently, the only ultra low temperature freezers are produced by only a few companies and rely on a mechanical process for cooling.  Because of inadequacies in the mechanical process, we believe there is wastage of inventory each year because of the problems of proper cooling found in the mechanical freezers.

Our freezers are a complete divergence from the current technology used in ultra low temperature freezers.  Through the advantages of our technology, we believe, our freezers solve the current inadequacies resulting in immediate cost savings for our clients.   Current cryogenic storage equipment falls short of customer expectations in a variety of key performance criteria.

▪

High energy usage – a growing problem with rising energy costs

▪

Inflexible temperature range – existing units cannot be easily modified for colder requirements (colder temperatures are an industry trend)

▪

Sample inventory is at risk in the event of a power failure

▪

Poor temperature uniformity –samples in different areas of the freezer can experience wide variations in temperatures which is undesirable from a regulatory standpoint.

Our Cryometrix ultra low temperature freezer uses a new patented design which is powered by liquid nitrogen. Through the use of a liquid nitrogen powered freezer system we are able to address the market need for:

▪

Low energy requirements

▪

Flexible temperature control – wide range of usable temperatures

▪

Power failures have little effect - uses passive liquid nitrogen technology rather than electrically powered compressors.

▪

Uniform temperatures throughout freezer – more usable storage volume

▪

Much larger storage volume per area of floor space occupied – reduced facilities cost

▪

Reliable and essentially maintenance free; further lowering cost of ownership

We believe existing freezers are outdated and our freezers will be the direction the industry will move offering us a chance to gain a significant market share in this large market.

Detectors

Our chemical detector products serve the analytical instrumentation sector of the Life Sciences market. These optically based chemical detection instruments provide a cost-effective, high-performance alternative for original equipment manufacturers (OEM).   One major use for these detectors is the analysis of whole blood for metabolic diseases.

Companies that manufacture beneficial chemicals or biotechnology products are often required to develop a methodology to detect their presence in the environment or in living tissue. Recent market trends have been toward the creation of a dedicated system that is specific for a particular chemical.  As the market expands for dedicated instrumentation, certain critical issues arise.

▪

Lack of high quality, high performance OEM instrumentation - large instrument manufacturers sell the service/instrument combination only under their own brand name

▪

High price points - instrument company structure does not allow value pricing

Our products provide the building blocks to create such a system. Patented technology provides an array of benefits to the OEM customer.

▪

High performance instrumentation - meets or exceeds industry standards for chemical detection

▪

Technological breakthroughs provide cost-effective detection instrument solutions

▪

Versatile configurations allow tailoring to specific customer need without the necessity for expensive custom engineering

▪

Certified by various regulatory agencies for sale worldwide

With the expanding focus on the need for detectors we designed a base system that can be tooled for multiple uses offering flexibility to our customers.  We intend to further penetrate the dedicated OEM instrument market through new product development and continued cost reductions in manufacturing to meet price points.

Reflect Scientific is also poised to provide consumables to the same group of customers that purchase detectors. This one stop shopping is very attractive to customers and is unique in the OEM supply industry further making Reflect Scientific the choice for OEMs.

Testing Equipment

Out testing equipment provides automated inspection products and services including part handling and automation to manufacturers of automotive and diesel catalysts and filters, exhaust systems, and OEM’s including inspection of in service components such as Diesel Particulate Filters. Although there are several markets that can be addressed with these products the first to be accessed is the automotive industry. The inspection product for this market takes advantage of the increased focus on environmental protection with respect to emissions from gas and diesel engines as well as the increased attention to

100% inspection directives from OEM’s. Environmental Protection Agency (EPA) Tier 2 emission standards on diesel cars and light trucks will be phased in from 2004 – 2010 and beyond.

Through our subsidiary, CATPRO, Inc., we will continue forward with the CATPRO line using its presence in the market and its strength as a product to position itself as a key supplier of automation equipment, inspection equipment and data management solutions.

Competition

The environment for our products and services is intensely competitive. Although the complexity of the products we produce limits the number of companies we compete with, the companies with competing technology are generally larger and often subsidiaries or divisions of very large multinational companies.  Our competitors’ size and association with large multinational companies creates advantages over us in the ability to access potential customers.  Many potential customers already purchase products either directly from our competitors or from another subsidiary of these large multinational companies creating natural inroads to sales that we do not possess.

Given our relative size verses our competitors, we often have to seek niche markets for our products or focus on selling components to be used in our competitors larger detection units.  We believe, however, that our technology and experience in the ultra low freezers and detectors allows us to be competitive in our markets.  However, since our products are new to the marketplace, the products long term commercial acceptance is still unknown.  Most of our products compete against multiple competitors with our refrigeration products competing primarily against Thermo Fisher Scientific and Sanyo Corporation.

Growth Plan

We continue to evaluate acquisitions of businesses and technologies to enhance our revenues in the Life Science market. To that end, we completed the acquisition of All Temp in January 2007 and Image Labs in February 2007, and we acquired Cryometrix in June, 2006.

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

Image Labs expertise is in the field of machine vision and robotics. A key component to product extension of the Cryometrix freezers is automation. Image Labs will provide the necessary technology to create product line extensions that integrate automation into existing products. Larger automated freezer systems are used world wide for the storage of vaccines and tissues and will allow Reflect Scientific to participate in this market.

CatPro, a division of Image Labs, provides automated inspection products and services, including part handling and automation to manufacturers of automotive and diesel catalysts and filters, exhaust systems and OEM’s, and inspection of in service components such as Diesel Particulate Filters.

Manufacturing, Supplies, and Quality Control

Many of our products are manufactured by third party manufactures, including our ultra low temperature freezers. We believe by outsourcing our manufacturing we are able to reduce the overall cost of our products.  We do manufacture some products which are less labor and parts intensive in our facility in Orem, Utah.

Regulation and Environmental Compliance

Presently, none of our products are in highly regulated industries.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Sources and availability of key materials and intermediates continue to remain stable. Where supply is considered a critical success factor for our business, we have certified vendors in place.

Dependence on One or a Few Major Customers

With the recent acquisitions and expansion of our product line, we are not dependent on any large customer.

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

Patents have been issued covering the following products:

JMST chemical detectors – 4 patents issued

Cryomastor ultra low temperature freezers – 1 patent issued

Catalytic Converter Testing Equipment - 1 patent issued

PATENT INFORMATION

Patent number	Title	Issue	Filing	Expiration
6,804,976	High reliability multi-tube thermal exchange structure	Oct 19, 2004	Dec 12, 2003	Dec 12, 2023
6,530,286	Method and apparatus for measuring fluid flow	Mar 11, 2003	May 9, 2000	May 9, 2020
5,969,812	Spectrophotometer apparatus with dual concentric beams and fiber optic beam splitter	Oct 19, 1999	Oct 18, 1995	Oct, 18, 2015
5,699,156	Spectrophotometer apparatus with dual light sources and optical paths, fiber optic pick-up and sample cell therefore	Dec 16, 1997	Nov 23, 1994	Dec 16, 2014
5,694,215	Optical array and processing electronics and method therefore for use in spectroscopy	Dec 2, 1997	Mar 4, 1996	Mar 4, 2016
7,283,224	Face lighting for edge location in catalytic converter inspection	October 16, 2007	September 30, 2004	September 30, 2024

Royalty agreements were executed with JMST, Cryomastor, All Temp and Image Labs as a condition of the companies’ acquisitions. Under the terms of the royalty agreements:

JMST – David Carver will receive a royalty payment on gross revenues related to revenues derived from the Carver Patents or Carver Technology.  Such payments are due on revenue in excess of $500,000 derived from products under the Carver Patents or Carver Technology.  The royalty payment is 2.5% on the revenue in excess of $500,000 and is payable quarterly.  Payments are to be made in Reflect Scientific’s common stock not to exceed 500,000 shares in total. New products developed from the Carver Technology are subject to a royalty of 3% of gross revenues in excess of $100,000, with an additional 2% if gross revenues exceed $600,000. Royalties will also be paid in our common stock annually.  Common stock will be valued at $3.00 per share for these purposes.  Royalty payments are only due for years where there are valid Carver Patents.

Cryometrix – The prior shareholders of Cryometrix receive a 2.5% royalty on all sales, licensing or other distributions on revenue derived from products and technology received from Cryometrix.  The royalty payment is not due or payable unless and until the revenue derived from such products and technology exceeds $3,000,000.  The payment is payable in shares of Reflect Scientific’s common stock not to exceed 2,000,000 shares in aggregate. Common stock will be valued at $1.80 or market value at time of accrual which ever is greater, for these purposes.   Payments are due quarterly.

All Temp – The shareholders of All Temp will receive a pro-rata running royalty totaling 5% of the gross annual revenues earned from the All Temp’s business unit.  This revenue covers all revenues received by the All Temp subsidiary or any other business unit of Reflect Scientific which revenue is derived from products or services derived from All Temp as part of its acquisition.  The royalty is payable as long as Reflect Scientific owns and operates the All Temp business provided that the royalty is not payable if the All Temp business does not have earnings of at least 10% measured by earnings before interest and taxes.  The royalty is payable quarterly within 45 days following the close of each quarter. If within three years of the closing of the acquisition of All Temp, Reflect Scientific sells or transfers All Temp, its products or services, All Temp shareholders shall receive a cash payment of six hundred thousand dollars less any accumulated royalties payable.

Image Labs – The shareholders of Image Labs will receive a 2.5% running earnout on the gross revenues derived from products associated with Image Labs including value added re-sales and custom engineering business segments.  This segment specifically excludes anything received from our Catpro product lines. The royalty is payable quarterly so long as Reflect Scientific owns the Image Labs’ product line and services and as long as the business segment achieves an earnings before interest and taxes of 10% in the quarter the royalty payments are due.  The royalty last for the life of the Image Labs’ shareholders.

Research and Development Costs During the Last Two Fiscal Years

During the year ended December 31, 2007, we expended $198,396 for research and development.  During the year ended December 31, 2006, we expended $13,261 for research and development.  The majority of the research and development on our products was completed by the companies we purchased prior to our purchase of the companies.  We expect research and development cost to increase in the future with our ownership of the new companies and product line.

Employees

As of April 3, 2008, subsequent to the balance sheet date, we had 38 employees on a full-time basis and 2 part time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commissions’ Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

Item 2. Description of Property

Reflect Scientific operates out of three facilities.

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

Bozeman, Montana - This facility is a manufacturing and office facility with 9,140 square feet of space; we lease this facility at $7,617 per month, with the lease term expiring on June 30, 2010.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Since July 6, 2005, our common stock has been listed under the symbol “RSCF” on the OTCBB.  Prior to July 6, 2005, our stock traded under the symbol “COLH” since its initial listing on May 24, 2001.  The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2007, 2006 and 2005. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark down or commissions and may not represent actual transactions.

	2007		2006		2005
	High	Low	High	Low	High	Low

Quarter ended March 31	$ 1.15	$0.92	$2.00	$1.45	$0.30	$0.25
Quarter ended June 30	$ 1.75	$0.99	$1.69	$1.20	$0.30	$0.30

Quarter ended September 30	$ 1.88	$1.12	$1.22	$0.90	$1.82	$0.30
Quarter ended December 31	$ 1.95	$1.20	$1.30	$0.91	$1.97	$1.21

As of April 3, 2008, there were 34,195,153 shares of our common stock outstanding.   On April 3, 2008, the high and low bid price for our common stock was $0.70  and $0.70, respectively.

Holders

The number of record holders of our common stock as of April 3, 2008, was approximately 168; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	5,000,000	None	1,500,000
Total	None	None	None

Recent Sales of Unregistered Securities

During the last three years, we issued the following unregistered securities:

Common Stock Issued in Reflect California  Reorganization Completed December 31, 2003

Name and Address*	Number of Shares Owned of Reflect California	Number of Shares of Our Common Stock Received in Exchange
Kim Boyce 1270 South 1380 West Orem, Utah 84058	8,171	18,723,250
Michael Dancy Suite 205 455 East 500 South Salt Lake City, Utah 84111	43.6	100,000
Diversified Instruments, LLC 528 14th Avenue Salt Lake City, Utah 84103	733.8	1,681,500
David Nelson Suite 200 455 East 500 South Salt Lake City, Utah 84111	43.6	100,000

SCS, Inc. Suite 200 455 East 500 South Salt Lake City, Utah 84111	1,008	2,310,199
Totals	10,000	22,914,949

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

2007 Common Stock Issued for Acquisitions*

On January 29, 2007, we issued 2,000,000 shares of our common stock to the four shareholders of All Temp as part of the acquisition of All Temp and on February 29, 2007 we issued 525,000 shares of our common stock to the one shareholder of Image Labs.

2007 Common Stock issued for Cash and Services

During the period ended September 30, 2007, we issued shares:

To whom	Date	Number of shares	Consideration
Sales to accredited investors	4/30/2007	465,969	$.75 per share
Employees	5/2/2007	285,000	Services
Consultant	5/2/2007	50,000	Services
V Finance Investments	5/2/2007	35,000	Services
Sales to accredited investors	6/27/2007	133,334	$.75 per share
Cashless exercise of Warrants	10/10/2007	20,262	Warrants
Cashless exercise of Warrants	12/4/07	22,331	Warrants
Conversion of Debenture	12/24/07	38,462	Debt

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2007, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any of our affiliates during the year ended December 31, 2007.  Tom Tait, our Vice President and a director, purchased 3,000 shares in the open market on April 19, 2006, for $1.60 per share; and 3,000 shares in the open market on April 25, 2006, for $1.50 per share.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Reflect Scientific believes there have been no significant changes during the year ended December 31, 2006.

Reflect Scientific’s accounting policies are more fully described in Note 1 of the consolidated financial statements.  As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  Reflect Scientific believes that the following addresses Reflect Scientific’s most critical accounting policies.

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  We recognize revenue as services are provided with specific long lead time orders.

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109).  Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

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

During 2006, we entered into material agreements with JSMT, LLC and Cryrometrix, Inc. These agreements resulted in the acquisition of strategic products and technologies that will allow us to increase our market penetration into the Life Sciences market.

During 2005 and 2006, we focused extensively on the acquisition of additional companies and their products and on the raising of capital to support our expanding operations.  With the closing of the last acquisition in February 2007, we are changing our focus and management’s efforts to more marketing and selling of the product line.  Additionally, we are hopeful; we can reduce some of our expenses associated with consultants, attorneys and accountants without the need for outside support of the acquisitions.

Our Business Growth

Our sales have increased substantial from 2006 through December 2007, as we completed the acquisition of new companies and their products.   We anticipate this trend to continue in the future as we continue to expand our marketing and sales efforts related to our product line.  The long term growth of our product line is still unknown as we have only recently completed the final acquisitions.  We are hopeful based on sales during 2007, that the product lines are becoming commercially accepted and that sales will continue to increase.

We do not anticipate we will emphasize acquisitions as we have in the past and instead will focus on managing our current product line.  This will require a focus from management on the sales of these products.  We completed a capital raise in June 2007, with the hope we will be able to use the capital to aggressively market our products and pay for the expansion resulting from the acquisitions.  We anticipate the future business growth over the next twelve months to come from our current product line.

Results of Operations

December 31, 2007 and 2006

Our revenues increased during the year ended December 31, 2007, to $8,020,266 from $2,572,955 for the year ended December 31, 2006, primarily as a result of increased business from our acquisitions.

Our cost of goods increased in the period ending December 31, 2007, as compared to December 31, 2006, to $4,633,278 from $1,519,547. The difference was partly as a result of increased sales and raw material price increases. The percentage on gross margins for the two years was essentially unchanged.

Although sales increased, the increase was not sufficient to offset additional expenses as we again expanded our operations in 2007.  General and administrative expenses increased to $3,447,791 during the year ended December 31, 2007, from $1,303,598 during the year ended December 31, 2006. This was due to the issuance of common stock for services in the amount of $445,526, the issuance of options to our key directors, a substantial increase in legal and accounting fees related to acquisitions, Securities and Exchange Commission regulations compliance and acquisition audits, business relocation costs and other one time costs relating to the acquisitions.  We expanded operations in an effort to staff anticipated product development and product launches.  Options to purchase our common stock were issued.  We incurred a large expense for this issuance that was based on the fair value of the options.  The fair value was determined using the Black Scholes method of valuing options.  We anticipate some expenses to be less in coming periods as we will not have the acquisition expenses at the levels we had in 2007 and in the first part of 2008.

With the acquisitions, our salaries increased from $815,346 to $1,752,103 from December 31, 2006 to December 31, 2007.  This was a direct result of the acquisitions.  We anticipate salaries will increase further as we search for additional management personnel.  We anticipate, however, that we will  reduce expenses in other areas to somewhat offset future salary increases.  One area we are hopeful in reducing expenses is the consulting, legal and accounting cost associated with the acquisitions.

There were larger than normal expenses associated with the acquisitions and as a result, we had a net loss of $7,076,619 for the year ended December 31, 2007, compared to net loss of $978,630 for the year ended December 31, 2006.  With many of the acquisitions not closing until the first part of 2007, it will be difficult to compare last years results with future periods or expected results going forward.  We anticipate that sales will continue to increase and will be able to offset expenses going forward.  Since we are in the initial phases of several product launches and these products are entering into new markets, the time frame until we reach profitability is still unknown.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at December 31, 2007, were $1,154,162, with accounts receivable of $1,371,770 and inventory of $727,970. We have relied on revenues and sales of equity and debt securities for cash resources.   As a result of the issuances of debt and common stock, our working capital on December 31, 2007, was $2,534,426  To complete acquisitions and to fund our expanding operations, much of the working capital was used in the first part of 2007 requiring us to raise additional capital which was completed in June 2007. This capital was used to increase our manufacturing resulting in increased inventory.  We hope to devote some of the available cash to marketing to help increase sales over the next twelve months.

Historically, we have financed our working capital requirements through the issuances of debt and common stock which has generated sufficient funds to offset shortfalls and cover losses.  As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities.  It is highly likely, we will again seek additional capital in the equity markets.  At this time we do not know the extent of the overall financing will need in the future.  Financing will depend on how well our products are received in the marketplace.

In 2007, net cash used by operating activities was $1,930,313 in cash as opposed to $805,019 in 2006.  The major changes were the result of the acquisitions and the cost to cover such acquisitions.  We were able to offset the use of cash by raising additional equity in 2006.  We are hopeful that in 2007, with the additional capital to focus on operations, including marketing, we will be able to reduce our loss for the year.

We anticipate losses to continue as we expand our sales efforts.  Since the products are new to the marketplace, we are not sure how sales will be in upcoming quarters but we anticipate they will continue to increase and should start covering our expenses.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 7.  Financial Statements

The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

With the hiring of David Strate as our CFO, our auditors, HJ & Associates, LLC, were no longer independent.  We engaged Mantyla McReynolds, LLC effective October 3, 2007.  With the hiring of David Strate as the CFO of Reflect Scientific, we were required to change auditors and accordingly, notified HJ & Associates that we were going to dismiss them as auditors effective October 1, 2007 for all further services because of the hiring of Mr. Strate.  Mr. Strate was employed by HJ & Associates at the time we hired him and we believed, along with HJ & Associates, that this created a potential conflict of interest going forward and would make HJ & Associates no longer independent in the future.  We have had no disagreements with any of our auditors or accountants.

Item 8(A)T. Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

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

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Kim Boyce	President &	12/03	*
	Director	12/03	*
Tom Tait	Vice President &	01/05	*
	Director	01/05	*
Kevin Cooksy	Secretary	01/05	*
	Treasurer	01/05	*
Craig D. Morrison	Director	1/05	*
David Strate	Chief Financial Officer	10/07	*

* These persons presently serve in the capacities indicated.

Business Experience

Kim Boyce - CEO, Director

Mr. Boyce, 53, is the founder of Reflect Scientific and serves as President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Boyce has over thirty years of experience in manufacturing, sales, distribution and management of scientific products related to companies in the chemical analysis, semiconductor fabrication and optics industries. His responsibilities have included serving as a Western Regional Sales Manager, OEM Special Accounts Manager, Plant Operations Manager and various other senior management positions within these industries.

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

Kevin Cooksy - Secretary / Treasurer

Mr. Cooksy, 45, serves as the company’s secretary and treasurer with general responsibility for financial, legal and administrative matters. Over the last twenty years, Mr. Cooksy has served in corporate legal, corporate development and finance capacities with public and private emerging technology organizations in the commercial, academic and government sectors. He is an Honors Research Program graduate in Analytical Chemistry from Northern Illinois University and received his MBA (Finance) from The Lake Forest College Graduate School of Management (magna cum laude) and a Juris Doctor degree from the McGeorge School of Law, University of the Pacific.

Craig Morrison, MD- Board Member

Dr. Morrison, 64, serves on the Board of Directors. Dr. Morrison is a surgeon practicing in the State of Utah. He has provided his medical expertise and is one of the pioneering shareholders in the finance and development of Sanguine Corporation. Sanguine is a company focused on developing synthetic alternatives to blood. Dr. Morrison will support the activities of the Board lending his knowledge of startup operations gained through his long experience and development of Sanguine.

David Strate

Chief Financial Officer

Mr. Strate, age 44, has been working as a CPA in public practice for over 14 years with an emphasis on public company auditing and review.  Mr. Strate was previously employed by HJ & Associates, LLC in Salt Lake City, Utah.  HJ & Associates, LLC is a certified public accounting firm.  Mr. Strate was employed by HJ & Associates, LLC from August 2000 to September 2007.  Prior to joining HJ & Associates, LLC, Mr. Strate was employed by Radiators, Inc., a regional wholesaler, as its corporate controller.  Mr. Strate received his BA degree in accounting from the University of Utah.  Mr. Strate does not have an employment contract.

Significant Employees

Brian Smithgall

General Manager Image Labs

Mr. Smithgall, age 51, has been involved in the machine vision industry for 25 years. He started Image Labs International (previously known as Vision 1) in 1993 to provide the custom machine vision and imaging solutions. Mr. Smithgall holds an MS in Electrical Engineering from the University of Southern California, and led two successful startups before Image Labs. He is a long time member of SPIE, SME and IEEE, and is recognized as a Certified Manufacturing Engineer with the SME Machine Vision Association, a Senior Member of the IEEE, and on the Editorial Advisory Board of Advanced Imaging Magazine. Mr. Smithgall holds patents in image processing systems and has given numerous professional papers. He led Image Labs to its selection as an IC-500 company in 2000 and 2001.

Eric Pierson

General Manager Miralogix

Mr. Pierson, age 46, has been involved in all aspects of the development of the CatPro product line used for inspection of catalytic converter monoliths including product design, market development, customer and vendor relations and web site development. Prior to this Mr. Pierson was cofounder of Pathway Systems which designed and manufactured critical components and sub-systems used by leading semiconductor and rigid memory disk equipment manufacturers. He brings strong product development skills and valuable insight to the capital equipment manufacturing arena.

John Dain

General Manager All Temp Engineering

Mr. Dain, age 49,  has been involved in the field of controlled envirionments for 30 years. Co-founding All Temp Engineering in 1985, Mr. Dain was instrumental in growing the company to the largest envrionmental service design company in the State of California through his expertise in engineering, attention to customer support and knowledge of cryogenic systems. Through his work with customers a new product direction was recognized and implemented via the founding of Cryomastor – a company that specializes in state of the art ultra-low temperature freezers. In addition to patents, Mr. Dain has memberships in several key engineering organizations.

Nicholas Henneman

Director of Manufacturing Cryometrix

Mr. Henneman, age 51, has been involved in environmental systems for 25 years. His experience spans control logic, human interface systems, cryogenic systems and management. As President and Director of Operations, Mr. Henneman’s contribution to the growth of All Temp Engineering has been significant. His prior experience includes Section Head and Lab supervisor at Phillips Semiconductors.  He was also instrumental in applying his skills in developing the Cryomastor product.

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

Based solely on a review of the copies of such forms furnished to us or written representations from certain persons, we believe that during our calendar year ended December 31, 2007, all filing requirements applicable to our officers, directors and 10% stockholders were met by such persons.

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

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Kim Boyce President & Director	12/31/07 12/31/06 12/31/05	$105,000 $105,000 $105,000	0 0 0	0 0 0	3,214,456 0 0	0 0 0	0 0 0	0 0 0	$3,319,456 $105,000 $105,000
Tom Tait VP & Director	12/31/07 12/31/06 12/31/05	$63,077 $60,000 $50,769	0 0 0	0 * *	139,101 0 0	0 0 0	0 0 0	0 0 0	$202,178 $60,000 $50,769
Kevin Cooksy Sec/Treas	12/31/07 12/31/06 12/31/05	0 0 0	0 0 0	0 * *	0 0 0	0 0 0	0 0 0	0 0 0	0 0
Craig D. Morrison, MD Director	12/31/07 12/31/06 12/31/05	0 0 0	0 0 0	0 * *	0 0 0	0 0	0 0	0 0	0 0 0
David Strate, CFO	12/31/07	$21,250	0	0	0	0	0	0	$21,250

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

David Strate was hired in October, 2007.  His annual salary is currently set at $85,000.

Outstanding Equity Awards

Outstanding Equity Awards At Fiscal Year-End

Option Awards________________						Stock Awards________
Name	Number of securities underlying unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Kim Boyce	4,8000,000	4,800,000	None	$1.32	December 31, 2012	None	None	None	None
Tom Tait	200,000	200,000	None	$1.20	December 31, 2012	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
None	None	None	None	None	None	None	None

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 14, 2008, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Reflect Scientific to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of Reflect Scientific and all executive officers and directors of Reflect Scientific as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

All percentages are calculated based upon a total number of 34,195,153 shares of common stock outstanding as of April 3, 2008, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

		Amount and Nature of	Percentage of Outstanding
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	Common stock

	Principal Shareholders
Common Stock	Kim Boyce(1) 1270 South 1380 West Orem, Utah 84058	21,718,250	63.84%
Common Stock	Dain Family Revocable Trust 4057 Cienega Road Hollister, California 95023	2,530,000	7.44%
Common Stock	Nicholas J. Henneman P.O. Box 1175 5885 Diablo Hills Road Tres Pinos, California 95075-1175	2,470,000	7.26%
	Officers and Directors
Common Stock	Kim Boyce	21,718,250	63.84%
Common Stock	Tom Tait(2)	361,000	1.1%
Common Stock	Kevin Cooksy	40,000.12%
Common Stock	Craig D. Morrison, M.D.	210,000.62%
	All directors and executive officers of the Company as a group (Four individuals)	22,329,250 ========	65.64% ======

______________________________

(1)  Includes 4,800,000 shares issuable upon exercise of stock options with an exercise price of $1.32 per share.  The options are exercisable at any time within five years from their date of issuance in December 2007.

(2)  Includes 200,000 shares issuable upon exercise of stock options with an exercise price of $1.20 per share.  The options are exercisable at any time within five years from their date of issuance in December 2007.

Changes in Control

There are no current or planned transactions that would or are expected to result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	5,000,000	$1.32	1,500,000
Total	5,000,000 =======	$1.32	1,500,000 =======

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

Item 13. Exhibits

Exhibits

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation	10-SB Registration Statement*
3.2	Articles of Amendment to Articles of Incorporation	10-SB Registration Statement*
3.3	By-Laws	10-SB Registration Statement*
3.4	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.5	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.6	Articles of Amendment	September 30, 2004 10-QSB Quarterly Report*
3.7	By-Laws Amendment	September 30, 2004 10-QSB Quarterly Report*
4.1	Debenture	8-K Current Report dated June 29, 2007*
4.2	Form of Purchasers Warrant	8-K Current Report dated June 29, 2007*
4.3	Registration Rights Agreement	8-K Current Report dated June 29, 2007*
4.4	Form of Placement Agreement	8-K Current Report dated June 29, 2007*
5.1	Legal Opinion and Consent	This Filing
10.1	Securities Purchase Agreement	8-K Current Report dated June 29, 2007*
10.2	Placement Agent Agreement	8-K Current Report dated June 29, 2007*
10.3	JMST Purchase Agreement	8-k Current Report dated April 4, 2006*
10.4	Cryomastor Merger Agreement	8-K Current Report dated April 19, 2006*
10.5	Image Labs Merger Agreement	8-K Current Report dated November 15, 2006*
10.6	All Temp Merger Agreement	8-K Current Report dated November 17, 2006*
14	Code of Ethics	December 31, 2003 10-KSB Annual Report*
21	Subsidiaries of the Company	December 31, 2006 10-KSB Annual Report*
23.1	Consent of HJ & Associates	This Filing
23.2	Consent of Mantyla McReynolds	This Filing
31.1	302 Certification of Kim Boyce	This Filing
31.2	302 Certification of David Strate	This Filing
32	906 Certifications	This Filing

* Previously filed with the Securities and Exchange Commission in the form indicated and incorporated by reference.

Additional Exhibits Incorporated by Reference

*	Reflect California Reorganization	8-K Current Report dated December 31, 2003
*	JMST Acquisition	8-K Current Report dated April 4, 2006
*	Cryomastor Reorganization	8-K Current Report dated June 27, 2006
*	Image Labs Merger Agreement Signing	8-K Current Report dated November 15, 2006
*	All Temp Merger Agreement Signing	8-K Current Report dated November 17, 2006
*	All Temp Merger Agreement Closing	8-KA Current Report dated November 17, 2006
*	Image Labs Merger Agreement Closing	8-KA Current Report dated November 15, 2006
*	Debenture Placement	8-K Current Reported dated

*  Previously filed and incorporated by reference.

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2007 and 2006:

Fee Category	2007	2006
Audit Fees	$15,307	$66,668
Audit-related Fees	$0	$0
Tax Fees	$0	$1,408
All Other Fees	$0	$274
Total Fees	$15,307	$68,350

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

REFLECT SCIENTIFIC, INC.

Date:	April 14, 2008	By:	/s/Kim Boyce
Kim Boyce, President and Director

Date:	April 14, 2008	By:	/s/David Strate
David Strate, Chief Financial Officer (Principal Accounting Officer

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	April 14, 2008	By:	/s/Kim Boyce
Kim Boyce, President and Director

Date:	April 14, 2008	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	April 14, 2008	By:	/s/Kevin Cooksy
Kevin Cooksy, Secretary/Treasurer and Director

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

C O N T E N T S

Reports of Independent Registered Public Accounting Firms

3 -4

Consolidated Balance Sheet

 5

Consolidated Statements of Operations

 7

Consolidated Statements of Shareholder’s Equity

 8

Consolidated Statements of Cash Flows

 9

Notes to the Consolidated Financial Statements

 10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Reflect Scientific, Inc. and Subsidiaries

Orem, Utah

We have audited the accompanying consolidated balance sheet of Reflect Scientific, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholder’s equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reflect Scientific, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 4, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Reflect Scientific, Inc.

Orem, Utah

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Reflect Scientific, Inc. for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Reflect Scientific, Inc. for the year ended December 31, 2006 in conformity with United States generally accepted accounting principles.

The Company has restated the consolidated financial statements for the year ended December 31, 2006 to correct the valuation of its acquisition of certain intangible assets which is described in Note 11. The Company has also added Note 12 to better describe its acquisition and valuation of a business.  (December 31, 2006 10-KSB/A)

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 20, 2007, except for Notes 11 and 12 as to which the date is May 21, 2007

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

ASSETS

December 31, 2007

CURRENT ASSETS

Cash	$1,154,162
Accounts receivable, net (Note 2)	1,371,770
Other receivables	28,517
Inventory (Note 4)	727,970
Prepaid assets	168,396

Total Current Assets	3,450,815

FIXED ASSETS, NET (Note 3)	259,884

OTHER ASSETS

Intangible assets, net	5,849,036
Prepaid assets – long-term	190,555
Deferred tax asset	38,000
Deposits	29,945

Total Other Assets	6,107,536

TOTAL ASSETS	$9,818,235

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheet (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

December 31, 2007

CURRENT LIABILITIES

Accounts payable	$432,392
Short-term lines of credit	147,530
Royalty payable	53,565
Contract billings in excess	82,708
Capital leases – short term portion	20,016
Accrued expenses	179,778
Income taxes payable	400

Total Current Liabilities	916,389

NON-CURRENT LIABILITIES

Convertible debenture (net of discount Note 11)	618,750
Capital leases – long-term portion	40,147

Total Non-Current Liabilities	658,897

Total Liabilities	1,575,286

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 per value, authorized 5,000,000 shares; no shares issued and outstanding	-
Common stock, $0.01 par value, authorized 50,000,000 shares; 34,100,538 shares issued and outstanding	341,006
Additional paid in capital	16,512,094
Accumulated deficit	(8,610,151)

Total Shareholders’ Equity	8,242,949

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,818,235

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,
	2007	2006

REVENUES	$8,020,266	$2,572,955

COST OF GOODS SOLD	4,633,278	1,519,547

GROSS PROFIT	3,386,988	1,053,408

OPERATING EXPENSES

Salaries and wages	1,752,103	815,346
Rent expense	243,871	62,906
Stock based compensation	3,353,557	-
General and administrative expense	3,447,791	1,303,598

Total Operating Expenses	8,797,322	2,181,850

OPERATING INCOME (LOSS)	(5,410,334)	(1,128,442)

OTHER INCOME (EXPENSE)

Forgiveness of debt	-	(200,000)
Other income	17,209	23,707
Loss on sale of asset	-	(16,618)
Interest expense	(1,405,494)	(25)

Total Other Expenses	(1,388,285)	(192,936)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(6,798,619)	(1,321,378)

Income tax expense (benefit)	278,000	(342,748)

NET LOSS	$(7,076,619)	$(978,630)

BASIC AND FULLY DILUTED INCOME(LOSS) PER SHARE	$(0.21)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	$34,328,678	$28,432,024

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholder’s Equity

                                                                   Preferred Stock              Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Subscription	Accumulated Deficit
Balance, December 2005	10,000	$ 100	25,530,002	$255,300	$1,210,347	-	$(554,902)
Common stock issued for cash	-	-	400,000	4,000	316,000		-
Common stock issued pursuant to merger with Cryomastor	-		3,000,000	30,000	3,720,000		-
Common stock issued pursuant to JM SciTech, LLC purchase (restated)	-		200,000	2,000	158,000		-
Common stock issued for cash	-		1,073,500	10,735	1,062,765		-
Common stock issued for services	-		415,000	4,150	390,100		-
Common stock issued for commissions	-		53,675	537	51,528		-
Stock offering costs	-		-	-	(52,065)		-
Common stock subscription	-		-	-	-	257,251	-
Conversion of Preferred shares	(10,000)	(100)	16,667	167	(67)	-	-
Contributed Capital	-	-	-	-	123,127	-	-
Net loss for the year ended December 31, 2006	-		-	-	-		(978,630)
Balances, December 31, 2006 (restated)	-	$ -	30,688,844	$306,889	$6,979,735	$257,251	$(1,533,532)
Common stock issued for subscription	-	-	336,336	3,363	253,889	(257,251)	-
Common stock issued for acquisition of subsidiaries	-	-	2,525,000	25,250	2,604,000	-	-
Common stock used for employment agreement	-	-	500,000	5,000	485,000	-	-
Common stock issued for cash	-	-	168,001	1,680	119,320	-	-
Common stock issued for services	-	-	431,235	4,312	441,214	-	-
Common stock issued for subscriptions	-	-	370,067	3,701	273,849	-	-
Contributed capital	-	-	-	-	51,416	-	-
Beneficial conversion feature of convertible debenture	-	-	-	-	860,971	-	-
Warrants issued in conjunction with convertible debenture	-	-	-	-	2,114,954	-	-
Common stock returned pursuant to agreement	-	-	(1,000,000)	(10,000)	(1,050,000)	-	-
Cashless exercise of warrants	-	-	42,593	426	(426)	-	-
Partial conversion of convertible debenture	-	-	38,462	385	24,615	-	-
Options issued	-	-	-	-	3,353,557	-	-
Net loss fro the years ended December 31, 2007	-	-	-	-	-	-	(7,076,619)
Balance, December 31, 2007	-	$ -	$34,100,538	$341,006	$16,512,094	$ -	$(8,610,151)

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Year Ended

December 31,

	2007	2006
Net loss	$(7,076,619)	$(978,630)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	46,336	11,238
Amortization	1,014,087	123,173
Common stock issued for services	445,526	446,315
Warrants issued for services	475,925	-
Loss on sale of asset	-	16,618
Options granted	3,353,557
Changes in operating assets and liabilities:
Increase in accounts receivable	(982,179)	(72,317)
Increase in other receivables	(27,349)
Increase in inventory	(133,930)	(59,112)
(Increase) decrease in income tax receivable	24,780	(25,948)
(Increase) decrease in prepaid asset	144,901	(9,489)
Decrease in deferred tax asset	278,000	-
(Increase) decrease in other asset	(16,544)	(324,050)
Increase in royalties payable	53,565	-
Increase in accounts payable and accrued expenses	469,631	17,183
Net Cash Used by Operating Activities	(1,930,313)	(855,019)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	(37,739)	(217,927)
Cash paid for intangible assets	(200,000)	(1,354,905)
Net Cash Used by Investing Activities	(237,739)	(1,572,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in long term line of credit	129,177	18,353
Principle payments on capital leases	(1,552)	61,706
Proceeds from stock subscription	277,550	257,251
Proceeds from common stock issuance	121,001	2,311,605
Contributed capital	25,000	-
Proceeds from issuance of debenture	2,500,000	-
Net Cash Provided by Financing Activities	3,051,176	2,648,915

NET INCREASE (DECREASE) IN CASH	883,124	(221,064)

CASH AT BEGINNING OF PERIOD	271,038	492,102

CASH AT END OF PERIOD	$1,154,162	$271,038

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid For:

Interest	$-	$25
Income taxes	$800	$6,008

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services	$445,526	$446,315

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

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

On December 30, 2003, pursuant to an agreement and plan of reorganization, the Company completed a reverse merger with the shareholders of Reflect Scientific, Inc. in which it acquired 100% of Reflect Scientific, Inc., a California Company in exchange for 22,914,949 common shares of the Company.  The terms of the acquisition are detailed in an 8-K filing dated December 31, 2003.  Under the terms of the agreement, the President of Reflect Scientific, Inc. became the President of the Company and was elected to the Board of Directors, the acquisition was accounted for as a recapitalization of Reflect Scientific, Inc. because the members of Reflect Scientific, Inc. controlled the Company after the acquisition.  Reflect Scientific, Inc. was treated as the acquiring entity for accounting purposes and Cole, Inc. was the surviving entity for legal purposes.  There was no adjustment to the carrying values of the assets or liabilities of Reflect Scientific, Inc. and no goodwill was recorded. The operations for the year ended December 31, 2007 and 2006 are those of Reflect Scientific, Inc.

Cryomastor, (renamed Cryometrix) was acquired in its entirety through a merger agreement on June 27, 2006 where Reflect Scientific issued 3,000,000 shares of common stock as well as $700,000 in cash to Cryomastor shareholders. In addition John Dain was paid $300,000 for the assignment of a key product patent to Reflect Scientific. The acquired assets will allow Reflect Scientific to manufacture and market cryogenic storage systems without significant investment in infrastructure.

All Temp Engineering was acquired in its entirety through a merger agreement on January 19, 2007 where Reflect Scientific issued 1,000,000 shares of common stock to  All Temp Engineering shareholders.  The Company entered into this merger after considering All Temp’s business history, financial condition, and intellectual property.  The Company has a desire to expand its services and attract and retain talented technical personnel and believed there were strategic and financial advantages to combining the businesses.

Image Labs International was acquired in its entirety through a merger agreement on March 6, 2007 where Reflect Scientific issued 525,000 shares of common stock as well as $200,000 in cash to  Image Labs International shareholders.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.

Revenue Recognition

The Company recognizes revenues as required by Staff Accounting Bulletin No. 104 “Revenue Recognition”.  Revenue is only recognized on product sales once the product has been shipped to the customers., and all other obligations and criteria of SAB 104 have been met.  These criteria are: Persuasive evidence of an agreement exists,.Delivery has occurred,.Price is fixed or determinable. Collectibility is reasonable assured.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

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

d. Cash and Cash Equivalents

The company considers all deposit accounts and investment accounts with a maturity of one year or less to be cash equivalents.  As of December 31, 2007 and 2006 the company had no cash equivalents.

e. Accounts Receivable

The Company writes off trade receivables when deemed uncollectible.  The Company estimates allowance for doubtful accounts based on the aged receivable balances and historical losses.  The Company charges off uncollectible accounts when management determines no there is no possibility of collecting the related receivable.The Company considers accounts receivable to be past due or delinquent based on contractual terms, which is generally net 30 days.

 The Company charged $82,344 and $0 to bad debt expense for the years ended December 31, 2007 and 2006, respectively. The allowance for doubtful accounts balance at December 31, 2007 was $80,161.

f. Fixed Assets

Fixed assets are stated at cost.  Expenditure for minor repairs, maintenance, and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred.  All major additions and improvements are capitalized.  Depreciation is computed using the straight-line method.  The lives over which the fixed assets are depreciated range from 5 to 7 years.

g. Inventory

Inventories are stated at the lower of cost or market value based upon the First-In First-Out (FIFO) inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases and other scientific items.

h. Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $42,654 and $8,928 of advertising expense during the years ended December 31, 2007, and 2006, respectively.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

i. Newly Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We do not anticipate a material impact upon adoption of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) changes the accounting for and reporting of business combination transactions in the following way:  Recognition with certain exceptions, of 100% of the fair values of assets acquired, liabilities assumed, and non controlling interests of acquired businesses; measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; recognition of pre-acquisition gain and loss contingencies at their acquisition date fair value; capitalization of in-process research and development (IPR&D) assets acquired at acquisition date fair value; recognition of acquisition-related transaction costs as expense when incurred; recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date; and recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.  SFAS No. 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption prohibited.  The adoption of SFAS No. 141(R) will affect valuation of business acquisitions made in 2009 and forward.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB 51" (SFAS 160).  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SAFS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  We do not anticipate a material impact upon adoption.

In March 2008, the FSAB issued FASS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not anticipate a material impact upon adoption.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.Basic Earnings Per Share

The computation of earnings per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended December 31,
	2007	2006
Net loss (numerator)	$(7,076,619)	$(978,630)
Shares (denominator)	34,328,678	28,432,024
Net loss per share amount	$(0.21)	$(0.03)

As of December 31, 2007 the Company had 9,151,895 shares of outstanding common stock equivalents, however the company experienced a net loss during the year.  The net loss would make the common stock equivalents anti-dilutive and as such the diluted earnings per share will not be calculated.

k.

Shipping and Handling Fees and Costs

The Company records all shipping and handling cost in cost of goods sold.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l.

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

The provision (benefit) for income taxes for the year ended December 31, 2007 and 2006 consist of the following:

	2007	2006
Federal:
Current	$-	$(291,336)
Deferred	235,493
State:
Current	950	100
Deferred	41,557	(51,512)
	$278,000	$(342,748)

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:

NOL Carryover	$808,420	$315,993
Deferred tax assets from 2006	315,993

Deferred tax liabilities:

Depreciation	-	-

Valuation allowance	(1,086,413)
Net deferred tax asset (liability)	$38,000	$315,993

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the year ended December 31, 2006 and 2006 due to the following.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.

Income Taxes (Continued)

	2007	2006

Expected Tax Expense	$(2,312,979)	$(451,284)
Meals & Entertainment	523	1,398
Stock for Services	1,504,188	134,045
Depreciation	(152)	(152)
Income Tax	-	-
	(808,420)	(315,993)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.  At December 31, 2006, the Company had net operating loss carryforwards of approximately $929,400 that may be offset against future taxable income from the year 2006 through 2026.  During 2007 the company reevaluated its deferred tax assets and concluded that the asset should be limited to the amount of the asset that is available for NOL carryback.  The valuation allowance was increased and leaves the company with a deferred tax asset of $38,000 as of December 31, 2007.

Prior to the reverse acquisition of Reflect by Cole, Inc. the Company was a subchapter S corporation. All income and expenses were passed through to the Company’s shareholder, therefore no tax liabilities existed at December 31, 2003.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.

Included in the balance at December 31, 2007, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

m.  Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, which include Cryometrix (previously Cryomastor), All Temp Engineering and Image Labs International.  All subsidiaries are wholly owned.  All material intercompany accounts and transactions are eliminated in consolidation.

n Research and development expense

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs".  Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company had $198,396 and $13,261 in research and product development for the years ended December 31, 2007 and 2006, respectively.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

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

December 31, 2007
Machinery and equipment	$169,826
Furniture and fixtures	50,608
Computer and office equipment	32,103
Vehicles	34,325
Leasehold improvements	33,799
Accumulated depreciation	(60,777)

Total Fixed Assets	$259,884

Depreciation expense for the years ended December 31, 2007, and 2006, was $46,336 and $11,238, respectively.

NOTE 4 -

INVENTORIES

Inventory consisted of the following at December 31, 2007:

Finished goods	$727,970

Total Inventory	$727,970

NOTE 5-

COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases its office and warehouse space under non-cancelable lease agreements accounted for as operating leases.  The Company also leases several automobiles under similar non-cancelable lease agreements, which are also accounted for as operating leases.

Minimum rental payments under the non-cancelable operating leases are as follows:

Years ending December 31,	Amount
2008	$244,465
2009	205,272
2010	45,702
2011	-
2012	-

$495,439

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 5-

COMMITMENTS AND CONTINGENCIES (continued)

Operating Lease Obligations (continued)

Rent expense was $243,871 and $62,906 for the years ended December 31, 2007, and 2006, respectively.

Automobile lease expense was $11,097 and $10,673 for the years ended December 31, 2007, and 2006, respectively.

NOTE 6-

CAPITAL LEASES

During the year ended 2006, the Company entered into two capital lease arrangements for the purchase of equipment.  Payments are due in 60 and 36 monthly installments of $920 and $1,101.  The leases have a stated interest rate of 8.3%

Aggregate maturities on the capital leases as of December 31, 2007, are due in future years as follows:

2008	$19,936
2009	21,655
2010	10,400
2011	8,172
2012	-

60,163

Less current portion	20,016
$40,147

Depreciation expense on equipment under capital leases was $12,655 and $ - for the years ended December 31, 2007 and 2006, respectively.

NOTE 7 -

PREFERRED STOCK

In November 2004 the Company amended its Articles of Incorporation so as to authorize 5,000,000 shares of preferred stock. 750,000 of these shares have been designated as “Series A Convertible Preferred Stock”. During the year ended December 31, 2006 theses shares were offered in a private placement. As of December 31, 2007 no shares of the preferred stock are issued and outstanding.

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

December 31, 2007 and 2006

NOTE 7 -

PREFERRED STOCK (continued)

Convertibility  (continued)

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

NOTE 8 -

COMMON STOCK TRANSACTIONS

During the year ended December 31, 2007, the Company issued 336,336 shares of commom stock for a stock subscription; 431,235 shares of common stock for services valued at $445,526; 168,001 shares issued for cash of $145,661; 1,000,000 shares issued pursuant to the merger with All Temp valued at $1,060,000; 525,000 shares issued pursuant to the purchase of Image Labs International valued at $509,250; and 500,000 shares to a key employee in return for a 3 year employment contract, valued at $490,000; 42,593 shares issued for the cashless exercise of warrants; and 38,462 shares were issued for the conversion $25,000 of debt.

NOTE 9 -

CONCENTRATIONS OF RISK

Cash in Excess of Federally Insured Amount

The Company currently maintains a cash balance at a single financial institution in excess of the federally insured maximum of $100,000.

Revenues and Accounts Receivable

For the year ended December 31, 2007 the Company had two significant customers that account for $1,749,794 or 22% of sales. These same two customers also account for $240,032 or 17%  of the total accounts receivable balance at December 31, 2007,

For the year ended December 31, 2006 the Company had three significant customers that account for $2,045,506 or 80% of sales. These same three customers also account for $295,120 or 76% of the total accounts receivable balance at December 31, 2006..

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 10 -   ACQUISITIONS

Effective April 19, 2006, the Company entered into a merger agreement with Cryomastor Inc.   As part of this agreement, the Company received assets valued at the following:

Patents	$3,081,777
Customer lists	480,000
Goodwill	888,223
$4,450,000

The patents and customer lists are amortized over a range of 9-20 years.  Amortization expense for the year ended December 31, 2006 was $100,472.

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
$590,000

As consideration for the JMST Technology, the Company issued 200,000 shares at $1.70 of its common stock that are restricted securities, paid the sum of $250,000, and will pay certain royalty payments as outlined in the agreement.  As part of this agreement, the Company issued 400,000 shares of common stock that are “restricted securities” as defined in Rule 144 to “accredited investors”

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 10 -   ACQUISITIONS (continued)

only, to finance the acquisition of JM SciTech, LLC.  These shares were sold at a price of $0.80 per share.  None of these shares were accorded registration rights of any kind.

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

Effective January 19, 2007, the Company finalized an Agreement and Plan of Merger  (the “Merger Agreement”) with All Temp Engineering, Inc.  As part of this agreement, the Company received assets valued at the following:

Trade secrets	$262.875
Trademarks	65,719
Customer lists	592,127
Customer assets	139,279
$1,060,000

The assets are amortized over a range of 9-10 years.   As consideration for these assets, the Company issued 1,000,000 shares at $1.06 of its common stock that are restricted securities to the shareholders of All Temp Engineering, Inc. and will pay the shareholders a pro-rata running royalty totaling five percent of the gross annual revenues that will be earned on All Temp’s business that will be ran as a separate division within the Company.

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

Effective March 6, 2007, the Company finalized an Agreement and Plan of Merger (the “Merger Agreement”) with Image Labs, International.  As part of the Merger Agreement,  the Company received assets valued at the following:

Trade secrets	$184,400
Trademarks	70,000
Customer lists	154,850
IP Patent	105,000
Inventory	125,000
$639,250

The assets are amortized over a range of 9-10 years.  As consideration for these assets, the Company issued 525,000 shares at $.97 of its common stock that are restricted securities to the shareholder of Image Labs and paid the sum of $200,000 and agreed to pay the shareholder a 2.5 percent Running Earnout Purchase Price. An Employment Agreement was also executed and delivered.  As a condition to the closing of the Merger Agreement, the Company has raised approximately $500,000 to support the Catpro business segment of Image Labs that is to be operated as a separate business segment under the Company.

An unaudited pro forma balance sheet as of December 31, 2006, and a pro forma income statement for the year ended December 31, 2006, for the combined (post merger) entity, is presented below:

	Reflect As of December 31, 2006	Image Labs As of December 31, 2006		Combined Historical Reflect & Image Labs	Pro Forma Adjustments	Pro Forma Combined Reflect & Image Labs December 31, 2006
ASSETS
Current Assets:
Cash	$271,038	$		$271,038	$(200,000)	$71,038	(1)
Receivables	389,591		1,118,775	1,508,366	-	1,508,366
Inventory	364,796		80,157	444,953	35,019	479,972
Prepaid assets	13,852		141,117	154,969	-	154,969
Total Current Assets	1,039,277		1,340,049	2,379,326	(164,981)	2,214,345
Fixed Assets, (net)	211,021		30,798	241,819	-	241,819
Other Assets:
Deposits	13,400		2,251	15,651	-	15,651
Income Tax receivable	25,948		-	25,948		25,948
Deferred tax asset	316,000		-	316,000		316,000
Intangibles (net)	4,736,827		-	4,736,827	-	4,736,827	(1)
Total Other Assets	5,092,175		2,251	5,094,426	-	5,094,426
TOTAL ASSETS	$6,342,473		$1,373,098	$7,715,571	$(164,981)	$7,550,590

F-24

	Reflect As of December 31, 2006	Image Labs As of December 31, 2006	Combined Historical Reflect & Image Labs	Pro Forma Adjustments	Pro Forma Combined Reflect & Image Labs December 31, 2006
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Short term loan	$18,353	$-	$18,353	$-	$18,353
Cash overdraft	-	56,589	56,589	-	56,589
Accounts payable	225,721	199,817	425,538	-	425,538
Accrued liabilities	25,949	22,485	48,434	-	48,434
Income taxes payable	400	-	400	-	400
Total Current Liabilities	270,423	278,891	549,314		549,314
Non-current liabilities:
Notes payable	61,706	-	61,706	-	61,706
Contract billing in excess	-	419,976	419,976		419,976
Total non-current Liabilities	61,706	419,976	481,682	-	481,682
Total Liabilities	$332,129	$698,867	$1,030,996	$-	$1,030,996
Stockholders' Equity:
Preferred Stock	-	-	-	-	-
Common stock	306,889	100	306,989	(100)	306,889	(1)
Additional Paid-in capital	6,979,735	4,900	6,984,635	100		(1)
	-	-	-	504,250	7,788,985
Subscription receivable	257,251	-	257,251	-	257,251
Accumulated deficit	(1,533,531)	-	(1,533,531)	-	(1,533,531)
Retained earnings	-	669,231	669,231	(669,231)	-
Total Stockholders' Equity	6,010,344	674,231	6,684,575	(164,981)	6,519,594

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,342,473	$1,373,098	$7,715,571	$(164,981)	$7,550,590

	Reflect As of December 31, 2006	All Temp as of December 31, 2006	Combined Historical Reflect & All Temp	Pro Forma Adjustment	Pro Forma Combined Reflect & All Temp December 31, 2006
Sales	$2,572,955	$3,756,303	$6,329,258	$-	$6,329,258
Cost of Sales	1,519,547	2,427,651	3,947,198	-	3,947,198
Salaries and wages	779,579	425,413	1,204,992	-	1,204,992
Payroll Taxes	35,767	34,823	70,590	-	70,590
Rent expense	62,906	40,708	103,614	-	103,614
General & Administrative	1,303,598	415,342	1,718,940	-	1,718,940
Income (loss) from operations	(1,128,442)	412,366	(716,076)	-	(716,076)

Other income (expense)	(192,911)	(20,979)	(213,890)	-	(213,890)
Interest expense	(25)	(12,037)	(12,062)	-	(12,062)
Total other income (expense)	(192,936)	(33,016)	(225,952)	-	(225,952)
Income tax expense (benefit)	(342,748)	-	(342,748)	-	(342,748)
Net Income (loss)	$(976,630)	$379,350	$(597,280)	$-	$(597,280)
Basic loss per share	(0.03)	37.93	(37.90)		(0.02)
Weighted average shares Outstanding	28,432,024	10,000	28,442,024	-	28,442,024

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 11 – CONVERTIBLE DEBENTURES AND WARRANTS

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

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2007 and changes during the period then ended is presented below:

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 11 – CONVERTIBLE DEBENTURES AND WARRANTS (continued)

	2007
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	-	$-
Granted	4,230,770.90
Expired/Cancelled	-	-
Exercised	78,875.80
Outstanding end of year	4,151,895	$.90
Exercisable	4,151,895	$.90

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Number Exercisable at December 31,2007
$0.80	2,036,510	4.50	2,036,510
1.00	2,115,385	4.50	2,115,385
	4,151,895		4,151,895

NOTE 12 – COMMON STOCK OPTIONS

On December 31, 2007, the Company’s board of directors approved an equity plan.  The equity plan known as the 2007 Equity Incentive Plan (the “Plan”) reserves up to 6,000,000 shares of the Company’s authorized common stock for issuance to officers, directors, employees and consultants under the terms of the Plan.  The Plan permits the board of directors to issue stock options and restricted stock.

The fair value of each option granted under the Plan is estimated on the date of grant, using the Black-Scholes option pricing model, based on the following weighted average assumptions:

12/31/2007
Expected life (years)	5.0
Expected stock price volatility	66.27%
Expected dividend yield	0.0%
Risk-free interest rate	3.38%

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the option. The expected life (estimated period of time outstanding) of options was estimated.  The expected volatility of the Company’s options was calculated using historical data. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. If actual periods of time outstanding and rate of forfeitures differs from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

The Company issued options to key directors on December 31, 2007.  A summary of the status of the Company’s outstanding stock options as of December 31, 2007 and changes during the period then ended is presented below:

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 12 – COMMON STOCK OPTIONS (continued)

	2007
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	-	$-
Granted	5,000,000	1.32
Expired/Cancelled	-	-
Exercised	-	-
Outstanding end of year	5,000,000	$1.32
Exercisable	5,000,000	$1.32

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Number Exercisable at December 31,2007
$1.32	4,800,000	5.00	4,800,000
1.20	200,000	5.00	200,000

	5,000,000		5,000,000

The total fair value of options vested was $3,353,557 for the year ended December 31, 2007.  As of December 31, 2007, there was no unrecognized compensation cost related to non-vested stock options granted under the Plan.

NOTE 13 – INTANGIBLE ASSETS

Intangible assets are stated at cost.  Amortization computed using the straight-line method.  The lives over which the intangible assets are amortized range from 10 to 20 years.  Intangible assets and related amortization for the period are as follows:

		Accumulated
	Cost	Amortization	Net Book Value

Trademarks	$ 135,719	$ 11,858	$ 123,861
Trade Secrets	437,875	38,680	399,195
Patents	3,516,177	319,771	3,196,406
Customer lists	1,326,977	145,626	1,181,351
Goodwill	948,223	0	948,223

Totals	$ 6,364,971	$ 515,935	$ 5,849,036

Amortization expense for the years ended December 31, 2007, and 2006, was $370,337 and $123,173, respectively.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

Note 14 – Change in Accounting Estimate

During 2008 management assessed its estimates of the useful lives of the customer lists it acquired in 2006.  Based on this assessment management has revised the useful lives of these assets from 20 to 10 years.  The effects of this change in accounting estimate have been reflected in the company’s 2007 financial statements and are as follows:

Decrease in

Operating income

$33,694

Earnings per share

$    0.00

NOTE 14 – SUBSEQUENT EVENTS.

Subsequent to December 31, 2007, the Company issued 94,615 shares of its common stock.  The shares were issued as a partial conversion of our debenture.  $61,500 of the debenture was converted at $0.65 per share.