Form 10-Q
period 2008-03-31
REFLECT SCIENTIFIC INC
filed 2008-05-15
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-31377

Reflect Scientific, Inc.

(Exact name of registrant as specified in its charter)

Utah

87-0642556

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

1270 South 1380 West Orem, Utah   84058

 (Address of principal executive offices) (Zip Code)

(801) 226-4100

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

34,245,153 shares of $0.01 par value common stock on May 9, 2008

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reflect Scientific, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2008

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

REFLECT SCIENTIFIC, INC.

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2008

REFLECT SCIENTIFIC, INC.

Consolidated Condensed Balance Sheets

ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS

Cash	$1,056,366	$1,154,162
Accounts receivable	1,327,684	1,371,770
Other receivables	29,118	28,517
Inventory	1,194,791	727,970
Prepaid assets	168,804	168,396

Total Current Assets	3,776,763	3,450,815

FIXED ASSETS, NET	253,957	259,884

OTHER ASSETS

Intangible assets, net	5,747,778	5,849,036
Deferred tax asset	38,000	38,000
Long term prepaid asset	149,722	190,555
Deposits	29,944	29,945

Total Other Assets	5,965,444	6,107,536

TOTAL ASSETS	$9,996,164	$9,818,235

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Consolidated Condensed Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2008	December 31, 2007
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$791,367	$432,392
Short term loan	146,022	147,530
Royalty payable	6,714	53,565
Capital leases – short-term portion	19,757	20,016
Accrued expenses	142,452	179,778
Contract billings in excess	191,126	82,708
Income taxes payable	400	400

Total Current Liabilities	1,297,838	916,389

LONG-TERM LIABILITIES

Debentures, net of Discount Warrant of $1,014,149 And Discount of Beneficial Conversion Features of $532,726	866,625	618,750
Capital leases – long-term portion	34,879	40,147
Notes payable

Total Long-Term Liabilities	901,504	658,897

Total Liabilities	2,199,342	1,575,286

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and Outstanding		-
Common stock, $0.01 par value, authorized 50,000,000 shares; 34,195,153 and 34,100,538 shares issued and outstanding respectively	341,952	341,006
Additional paid in capital	16,572,648	16,512,094
Accumulated deficit	(9,117,778)	(8,610,151)

Total Shareholders’ Equity	7,796,822	8,242,949

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,996,164	9,818,235

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007

REVENUES	$1,970,279	$1,168,020

COST OF GOODS SOLD	944,025	756,988

GROSS PROFIT	1,026,254	411,032

OPERATING EXPENSES
Salaries and wages	617,261	344,792
Rent expense	65,806	43,671
General and administrative expense	474,855	419,863

Total Operating Expenses	1,157,922	808,326

OPERATING LOSS	(131,668)	(397,294)

OTHER INCOME (EXPENSE)

Interest income	6,583	-
Interest expense	(382,542)	(61)

Total Other Expenses	(375,959)	(61)

NET LOSS BEFORE INCOME TAXES	(507,627)	(397,355)

Income tax benefit (expense)	-	-

NET LOSS	$(507,627)	$(397,355)

BASIC AND FULLY DILUTED INCOME(LOSS) PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	34,963,927	32,758,901

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

For the

Three Months Ended

March 31,

	2008	2007

Net loss	$(507,627)	$(397,355)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	14,015	12,494
Amortization	410,634	81,139
Common stock issued for services	-	490,000
Changes in operating assets and liabilities:
Increase in accounts receivable	44,086	(519,739)
Increase in inventory	(466,820)	(374,930)
Increase in other receivables	(601)
Increase in income tax receivable	-	1,187
Increase in prepaid asset	40,425	(477,914)
Decrease in other assets	-	300
Decrease in accounts payable and accrued expenses	388,413	765,126

Net Cash Used by Operating Activities	(77,475)	(419,692)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	(8,088)	(8,127)

Net Cash Used by Investing Activities	(8,088)	(8,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(10,724)	(6,213)
Lines of Credit	(1,509)	-
Proceeds from stock subscriptions	-	277,550
Proceeds from common stock issuance	-	49,055

Net Cash from Financing Activities	(12,233)	320,392

NET INCREASE (DECREASE) IN CASH	(97,796)	(107,427)

CASH AT BEGINNING OF PERIOD	1,154,162	271,038

CASH AT END OF PERIOD	$1,056,366	$163,611

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Consolidated Condensed Statements of Cash Flows (continued)

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:

Interest	$8,950	$61
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Stock issued pursuant to Company mergers	$-	$2,435,870
Common stock subscription receivable issued	$-	$257,251
Common stock issued for services	$-	$490,000

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Condensed Financial Statements

March 31, 2008

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2007 financial statements.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

On December 30, 2003, pursuant to an Agreement and Plan of Reorganization, the Company completed a reverse merger with the shareholders of Reflect Scientific, Inc. in which it acquired 100% of Reflect Scientific, Inc., a California corporation in exchange for 22,914,949 common shares of the Company.  The terms of the acquisition are detailed in an 8-K filing dated December 31, 2003.  Under the terms of the agreement, the President of Reflect Scientific, Inc. became the President of the Company and was elected to the Board of Directors.  The acquisition was accounted for as a recapitalization of Reflect Scientific, Inc. because the members of Reflect Scientific, Inc. controlled the Company after the acquisition.  Reflect Scientific, Inc. was treated as the acquiring entity for accounting purposes and Cole, Inc. was the surviving entity for legal purposes.  There was no adjustment to the carrying values of the assets or liabilities of Reflect Scientific, Inc. and no goodwill was recorded. The operations for the year ended December 31, 2006 and 2005 are those of Reflect Scientific, Inc.  Effective January 19, 2007 the Company finalized an Agreement and Plan of Merger agreement with All Temp Engineering, Inc.  Effective March 6, 2007, the Company finalized an Agreement and Plan of Merger agreement with Image Labs, International.  The terms of the agreements are detailed in a 10-QSB filing dated March 31, 2007.  The Company entered into these mergers after considering All Temp’s and Image Lab’s business history, financial condition, and intellectual property. The Company has a desire to expand its services and attract and

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Condensed Financial Statements

March 31, 2008

NOTE 2 -

ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

retain talented technical personnel and believed there were strategic and financial advantages to combining the businesses.

NOTE 3 – CONVERTIBLE DEBENTURES AND WARRANTS

On June 29, 2007, the Company entered into an agreement to sell $2,500,000 in 12% senior convertible debentures with a maturity date of June 29, 2009, with interest due quarterly.   At the closing, the Company prepaid the first quarterly interest payment out of the proceeds of the offering from escrow and placed in escrow the second quarterly interest payment for a total of $150,000.  The agreement allows for the Company to pay the interest in cash or in duly authorized, validly issued, fully paid and non-assessable shares of common stock at the interest conversion rate, or a combination thereof.

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

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Condensed Financial Statements

March 31, 2008

NOTE 3 – CONVERTIBLE DEBENTURES AND WARRANTS (continued)

The debentures and warrants have anti-dilution protections, and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the debentures and warrants.

A summary of the status of the Company’s outstanding stock warrants as of March 31, 2008 and changes during the period then ended is presented below:

	2008
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	4,230,770	$.90
Granted	-	-
Expired/Cancelled	-	-
Exercised	-	-

Outstanding March 31, 2008	4,230,770	$.90

Exercisable	4,230,770	$.90

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at March 31, 2008	Weighted Average Remaining Contractual Life	Number Exercisable at March 31, 2008
$0.80	2,115,385	5.00	2,115,385
1.00	2,115,385	5.00	2,115,385

	4,230,770		4,230,770

NOTE 4 – EQUITY TRANSACTIONS

During the three month period ended March 31, 2008, the Company issued 94,615 shares of its common stock for the conversion of $61,500 debt pursuant to the convertible debenture agreement dated June 29, 2007

NOTE 5 – SUBSEQUENT EVENT

On May 1, 2008 the company issued 50,000 shares of its common stock for the conversion of $32,500 of debt related to the convertible debenture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, and the plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as "forward-looking statements."

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended March 31, 2008 and 2007, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

Plan of Operation and Business Growth

Over the next twelve months our focus will be on the commercialization of products acquired and developed over the last several years.  Including in this focus will be the continued development and commercialization of our ultra low temperature refrigerator line.  Additionally, we will continue to develop and expand our focus on solutions and services to retrofit server and computer rooms to help reduce the cost of cooling such rooms as well as provide a more reliable way to cool such rooms.   We also will continue to focus on the expansion of our detector line and contract manufacturing operations.

Management focus over the last several years was on the acquisition and development of our product lines.  Management now feels they have the core product lines in place to now refocus its efforts on the commercialization of the product lines.  As such much of the focus over the next twelve months will be on marketing our products and expanding our customer base.

Our revenues increased from the quarter ended March 31, 2007, of $1,168,020 to $1,970,279 for the quarter ended March 31, 2008.  This reflects the completion of the prior acquisitions as well as the growing acceptance of our products in the market place.  We anticipate this trend to continue in the future as we continue to expand our marketing and sales efforts related to our product line.  The long term growth of our product line as our products are new to the marketplace.   We expect based on sales in the first three months of 2008, that the product lines are becoming commercially accepted and that sales will continue to increase.

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

Results of Operations

March 31, 2008 and 2007

Our revenues increased during the quarter ended March 31, 2008, to $1,970,279 from $1,168,020 for the quarter ended March 31, 2007, as our products gain more commercial acceptance.

Our cost of goods increased in the quarter ending March 31, 2008, as compared to March 31, 2007 to $944,025 from $756,988. The difference was the result of increased sales.  Overall, as a percentage of sales, our cost of goods sold was only approximately 48% for the three months ended March 31, 2008 compared to 64% for the quarter ended March 31, 2007.  We anticipate the cost of goods sold percentage to vary by quarter depending on which products make up the largest percentage of sales during the quarter.  Once our products are in the market place longer, our cost of goods sold percentage should become more fixed as a percentage of sales.

Although sales increased, the increase was not sufficient to offset additional expenses as we again expanded our operations during the quarter ended March 31, 2008.  Salaries and wages increased to $617,261 during the quarter ended March 31, 2008, compared to $344,792 for the quarter ended March 31, 2007.  This increase reflects the closing of all of our acquisitions and the hiring of additional personnel.  We felt it was necessary to retain additional personnel in an effort to effectively market our products and take advantage of business opportunities.  Rent expense also increased as we began covering the expenses of businesses acquired in the first quarter of 2007.

Even with the increase in operating expenses from $808,326 for the quarter ended March 31, 2007 to $1,157,922 for the quarter ended March 31, 2008, our operating loss decreased to $131,668 from $397,294 for the comparable period in 2007.  We expect that as sales continue to increase, we will be able to continue to reduce our operating loss this year.

Interest expense was $382,542 for the quarter ended March 31, 2008.  This interest expense related to interest on our debentures of $73,167 for the  quarter and $309,375 related to the amortization of the discounts on the debenture.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at March 31, 2008, were $1,056,366, with accounts receivable of $1,327,684 and inventory of $1,194,791. We have relied on revenues and sales of equity and debt securities for cash resources.   Our working capital on March 31, 2008, was $2,478,925 compared to $2,534,426 on December 31, 2007.  To complete acquisitions and to fund our expanding operations, much of the working capital was used in the first part of 2007 requiring us to raise additional capital which was completed in June 2007. This capital was used to increase our manufacturing resulting in increased inventory.  We hope to devote some of the available cash to marketing to help increase sales over the next twelve months.

Historically, we have financed our working capital requirements through capital funding which have generated sufficient funds to offset shortfalls and cover losses.  As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities.  It is highly likely, we will again seek additional capital in the equity markets. At this time we do not know the extent of the overall financing will need in the future.  Financing will depend on how well our products are received in the marketplace.

Our long term liabilities were $901,504 on March 31, 2008.  This reflects a debenture of $2.413,500,  although only $866,625 is reflected because of the  discounts on the debenture,  in June 2009, the debenture will be due and the total amount owed will be $2,367,500, less any future conversions.    If the debentures are not converted, we would probably have to seek some additional debt or equity financing to help repay the debenture.  The amount of debt or equity financing required will be dependent on how our operations perform over the next twelve months.  If sales continue to increase, we may be able to repay part of the debentures with operating profits.

For the quarter ended March 31, 2008, our net cash used by operating activities was approximately $77,476 which was down from $419,692 for the quarter ended March 31, 2007.  We were pleased with this reduction as it reflects our business operations are starting to cover our cash needs.

We anticipate losses to continue as we expand our sales efforts.  Since the products are new to the marketplace, we are not sure how sales will be in upcoming quarters but we expect they will continue to increase and should start covering our expenses.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of March 31, 2008.

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

This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for Small Reporting Companies.

Item 4T.  Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2008.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

ITEM 5.  Other Information.

None

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

Reflect Scientific, Inc.

(Registrant)

Date:

May 15, 2008

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

May 15, 2008

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

May 15, 2008

By:  /s/ David Strate

        David Strate, CFO