Form 10-Q
period 2008-06-30
REFLECT SCIENTIFIC INC
filed 2008-08-14
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

34,423,802 shares of $0.01 par value common stock on August 4, 2008

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reflect Scientific, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2008

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

REFLECT SCIENTIFIC, INC.

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2008

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS

Cash	$820,652	$1,154,162
Accounts receivable	1,493,480	1,371,770
Other receivables	35,902	28,517
Inventory	1,285,257	727,970
Prepaid assets	167,315	168,396

Total Current Assets	3,802,606	3,450,815

FIXED ASSETS, NET	268,776	259,884

OTHER ASSETS

Intangible assets, net	5,669,268	5,849,036
Deferred tax asset	38,000	38,000
Cost and estimated earnings in excess of billings on uncompleted contracts	236,561	-
Long term prepaid asset	108,889	190,555
Deposits	29,944	29,945

Total Other Assets	6,082,662	6,107,536

TOTAL ASSETS	$10,154,044	$9,818,235

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2008	December 31, 2007
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$655,570	$432,392
Short term loan	158,050	147,530
Royalty payable	6,714	53,565
Capital leases – short-term portion	18,837	20,016
Interest payable	71,223	-
Accrued expenses	33,896	179,778
Contract billings in excess of costs and estimated earnings	297,707	82,708
Income taxes payable	400	400

Total Current Liabilities	1,242,397	916,389

LONG-TERM LIABILITIES

Debentures, net of Discount Warrant of $822,629 And Discount of Beneficial Conversion Feature of $432,121	1,082,250	618,750
Capital leases – long-term portion	29,734	40,147

Total Long-Term Liabilities	1,111,984	658,897

Total Liabilities	2,354,381	1,575,286
SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and Outstanding	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares; 34,418,075 and 34,100,538 shares issued and outstanding respectively	344,181	341,006
Additional paid in capital	16,750,523	16,512,094
Accumulated deficit	(9,295,041)	(8,610,151)

Total Shareholders’ Equity	7,799,663	8,242,949

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,154,044	9,818,235

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

REVENUES	$3,270,806	$3,387,617	5,241,085	4,555,637

COST OF GOODS SOLD	1,679,410	1,643,579	2,623,435	2,400,567

GROSS PROFIT	1,591,396	1,744,038	2,617,650	2,155,070

OPERATING EXPENSES
Salaries and wages	534,380	449,020	1,151,641	793,812
Rent expense	64,538	52,924	130,344	96,595
General and administrative expense	789,893	1,774,715	1,264,748	2,194,578

Total Operating Expenses	1,388,811	2,276,659	2,546,733	3,084,985

OPERATING INCOME (LOSS)	202,585	(532,621)	70,917	(929,915)

OTHER INCOME (EXPENSE)

Interest income	1,763	-	8,346	-
Interest expense	(381,612)	(484,784)	(764,154)	(484,845)

Total Other Expenses	(379,849)	(484,784)	(755,808)	(484,845)

NET LOSS BEFORE INCOME TAXES	(177,264)	(1,017,405)	(684,891)	(1,414,760)

Income tax benefit (expense)	-	-	-	-

NET LOSS	$(177,264)	$(1,017,405)	$(684,891)	$(1,414,760)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.01)	$(0.03)	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	34,316,690	34,613,003	34,225,921	30,718,815

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

                                                                             For the Six Months Ended

	June 30,

	2008	2007

Net loss	$(684,891)	$(1,414,760)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	29,319	25,741
Amortization of debenture discount and intangibles	781,268	165,249
Fair value of options issued	29,943	-
Common stock issued for services	-	484,574
Common stock issued for prepaid services	-	490,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(121,711)	(1,012,422)
Increase in inventory	(557,287)	(234,191)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(236,561)	-
Increase in other receivables	(7,385)	-
Decrease in income tax receivable	-	1,187
(Increase) in prepaid asset	82,748	(134,785)
Decrease in other assets	-	10,300
Increase in accounts payable and accrued expense	404,894	130,675

Net Cash From Operating Activities	(279,663)	(1,488,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	(38,211)	(11,327)

Net Cash From Investing Activities	(38,211)	(11,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds/(Payments) on notes payable	(11,593)	166,549
Lines of credit	(4,043)	-
Proceeds from issuance of debenture	-	2,500,000
Proceeds from common stock issuance	-	447,605

Net Cash from Financing Activities	(15,636)	3,114,154

NET INCREASE (DECREASE) IN CASH	(333,510)	1,614,395

CASH AT BEGINNING OF PERIOD	1,154,162	271,038

CASH AT END OF PERIOD	$820,652	$1,885,433

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Six Months Ended June 30,
SUPPLEMENTAL CASH FLOW INFORMATION:	2008	2007
Cash Paid For:

Interest	$91,431	$8,859
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Stock issued pursuant to Company mergers	$-	$2,435,870
Common stock issued for services	$-	$484,574
Common stock issued for prepaid services	$-	$490,000
Common stock issued for accrued interest	$73,660	$-
Conversion of debt to equity	$138,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2008

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2007 financial statements.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

On December 30, 2003, pursuant to an Agreement and Plan of Reorganization, the Company completed a reverse merger with the shareholders of Reflect Scientific, Inc. in which it acquired 100% of Reflect Scientific, Inc., a California corporation in exchange for 22,914,949 common shares of the Company.  The terms of the acquisition are detailed in an 8-K filing dated December 31, 2003.  Under the terms of the agreement, the President of Reflect Scientific, Inc. became the President of the Company and was elected to the Board of Directors.  The acquisition was accounted for as a recapitalization of Reflect Scientific, Inc. because the members of Reflect Scientific, Inc. controlled the Company after the acquisition.  Reflect Scientific, Inc. was treated as the acquiring entity for accounting purposes and Cole, Inc. was the surviving entity for legal purposes.  There was no adjustment to the carrying values of the assets or liabilities of Reflect Scientific, Inc. and no goodwill was recorded. The operations for the year ended December 31, 2007 and 2006 are those of Reflect Scientific, Inc.  Effective January 19, 2007 the Company finalized an Agreement and Plan of Merger agreement with All Temp Engineering, Inc.  Effective March 6, 2007, the Company finalized an Agreement and Plan of Merger agreement with Image Labs, International.  The terms of the agreements are detailed in a 10-QSB filing dated June 30, 2007.  The Company entered into these mergers after considering All Temp’s and Image Lab’s business history, financial condition, and intellectual property. The Company has a desire to expand its services, attract and retain talented technical personnel, and the Company believed there were strategic and financial advantages to combining the businesses.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2008

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

June 30, 2008

NOTE 3 – CONVERTIBLE DEBENTURES AND WARRANTS (continued)

The debentures and warrants have anti-dilution protections, and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the debentures and warrants.

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2008 and changes during the period then ended is presented below:

	2008
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	4,230,770	$.90
Granted	-	-
Expired/Cancelled	-	-
Exercised	-	-

Outstanding June 30, 2008	4,230,770	$.90

Exercisable	4,230,770	$.90

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Number Exercisable at June 30, 2008
$0.80	2,115,385	4.00	2,115,385
1.00	2,115,385	4.00	2,115,385

	4,230,770		4,230,770

NOTE 4 – EQUITY TRANSACTIONS

During the six month period ended June 30, 2008, the Company issued 212,307 shares of its common stock for the conversion of $138,000 debt pursuant to the convertible debenture agreement dated June 29, 2007.

During the six month period ended June 30, 2008, the Company issued 105,230 shares of its common stock for interest payable.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2008

NOTE 5 – COMMON STOCK OPTIONS

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

In conjunction with its employee stock option plan, the Company issued 66,660 options to employees.  These options had a fair value of $29,930 and were expensed when issued.  The options were issued in June 2008.

The fair value of each option granted under the Plan is estimated on the date of grant, using the Black-Scholes option pricing model, based on the following weighted average assumptions:

June 30, 2008
Expected life (years)	5.0
Expected stock price volatility	65.74 - 66.27%
Expected dividend yield	0.0%
Risk-free interest rate	3.38 – 3.41%

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

A summary of the status of the Company’s outstanding stock options as of June 30, 2008 and changes during the period then ended is presented below:

2008
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	5,000,000	$1.32
Granted	66,660.94
Expired/Cancelled	-	-
Exercised	-	-
Outstanding at June 30, 2008	5,066,660	$1.31
Exercisable	5,066,660	$1.31

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Number Exercisable at June 30, 2008
$1.32	4,800,000	4.50	4,800,000
1.20	200,000	4.50	200,000
0.85	52,660	5.00	52,660
1.30	14,000	5.00	14,000

	5,066,660		5,066,660

The total fair value of options vested was $3,383,487 as of June 30, 2008.  As of June 30, 2008, there was no unrecognized compensation cost related to non-vested stock options granted under the Plan

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

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

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2008

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In May 2008,the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States (the "GAAP hierarchy"). This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company does not expect this statement to have any effect on our financial position or results of operations.

In May 2008, FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60. SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its consolidated financial statements.

NOTE 7 – SUBSEQUENT EVENT

On July 2, 2008 the company issued 5,727 shares of its common stock for interest payable.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month periods ended June 30, 2008 and 2007, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

Plan of Operation and Business Growth

Over the next twelve months our focus will be on the commercialization of products acquired and developed over the last several years.  Included in this focus will be the continued development and commercialization of our ultra low temperature refrigerator line.  Additionally, we will continue to develop and expand our focus on solutions and services to retrofit server and computer rooms to help reduce the cost of cooling such rooms as well as provide a more reliable way to cool such rooms.   We also will continue to focus on the expansion of our detector line and contract manufacturing operations.

Management focus over the last several years was on the acquisition and development of our product lines.  Management now feels they have the core product lines in place to now refocus its efforts on the commercialization of the product lines.  As such much of the focus over the next twelve months will be on marketing our products and expanding our customer base.

Results of Operations

June 30, 2008 and 2007

Our revenues decreased from the quarter ended June 30, 2007, of $3,387,617 to $3,270,806 for the quarter ended June 30, 2008.  Our quarter ended June 30, 2007 was an exceptional quarter, in which a few of our larger sales took place.  This small decrease for the quarter does not reflect the direction of our Company and as noted below the six months ended June 2008 reflects an increase in revenues over the six months ended June 30, 2007.

Our cost of goods sold increased in the quarter ending June 30, 2008, as compared to June 30, 2007 to $1,679,410 from $1,643,579.   Overall, as a percentage of sales, our cost of goods sold was approximately 51% for the three months ended June 30, 2008 compared to 49% for the quarter ended June 30, 2007.  This gives us gross profit percentages of 49% and 51%, respectively.  We anticipate the cost of goods sold percentage and gross profit percentage to vary by quarter depending on which products make up the largest percentage of sales during the quarter.  We anticipate these percentages to become more stable as our sales for all products continue to increase.

Although sales increased for the six month period, the increase was not sufficient to offset additional expenses as we again expanded our operations during the quarter ended June 30, 2008.  Salaries and wages increased to

$534,380 during the quarter ended June 30, 2008, compared to $449,020 for the quarter ended June 30, 2007.  This increase reflects the closing of all of our acquisitions and the hiring of additional personnel.  We felt it was necessary to retain additional personnel in an effort to effectively market our products and take advantage of business opportunities.  Rent expense also increased as we began covering the expenses of businesses acquired in the first quarter of 2007.

With the decrease in operating expenses from $2,276,659 for the quarter ended June 30, 2007 to $1,388,811 for the quarter ended June 30, 2008, our net loss decreased to $177,264 from $1,017,405 for the comparable period in 2007.  We expect that as sales continue to increase, we will be able to continue to reduce our net loss this year.

Interest expense was $381,612 for the quarter ended June 30, 2008.  This interest expense related to interest on our debentures of $87,007 for the quarter and $292,125 related to the amortization of the discounts on the debenture.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at June 30, 2008, were $820,652, with accounts receivable of $1,493,480 and inventory of $1,285,257. We have relied on revenues and sales of equity and debt securities for cash resources.   Our working capital on June 30, 2008, was $2,560,209 compared to $2,534,426 on December 31, 2007.  To complete acquisitions and to fund our expanding operations, much of the working capital was used in the first part of 2007 requiring us to raise additional capital which was completed in June 2007. This capital was used to increase our manufacturing resulting in increased inventory.  We anticipate devoting some of the available cash to marketing programs that will increase sales over the next twelve months.

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

Our long term liabilities were $1,111,984 on June 30, 2008.  This reflects a debenture of $2,337,000,  although only $1,082,250  is reflected because of the  discounts on the debenture.  In June 2009, the debenture will be due and the total amount owed will be $2,337,000, less any future conversions.    If the debentures are not converted, we would probably have to seek some additional debt or equity financing to help repay the debenture.  The amount of debt or equity financing required will be dependent on how our operations perform over the next twelve months.  If sales continue to increase, we may be able to repay part of the debentures with operating profits.

For the quarter ended June 30, 2008, our net cash used by operating activities was approximately $279,663 which was down from $1,488,432 for the quarter ended June 30, 2007.  We were pleased with this reduction as it reflects our business operations are starting to cover our cash needs.

We anticipate losses to continue as we expand our sales efforts.  Since the products are new to the marketplace, we cannot predict with certainty how sales will be in upcoming quarters but we expect they will continue to increase and should start covering our expenses.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of June 30, 2008.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the six months ended June 30, 2008.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

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

Reflect Scientific, Inc.

(Registrant)

Date:      August 14, 2008

_____________________

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:      August 14, 2008

_______________________

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:      August 14, 2008

_______________________

By:  /s/ David Strate

        David Strate, CFO