Form 10-Q
period 2008-09-30
REFLECT SCIENTIFIC INC
filed 2008-11-17
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

34,423,802 shares of $0.01 par value common stock on November 4, 2008

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reflect Scientific, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2008

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

REFLECT SCIENTIFIC, INC.

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2008

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash	$600,834	$1,154,162
Accounts receivable	1,199,623	1,371,770
Other receivables	36,170	28,517
Inventory	1,646,284	727,970
Prepaid assets	129,998	168,396

Total Current Assets	3,612,909	3,450,815

FIXED ASSETS, NET	274,722	259,884

OTHER ASSETS

Intangible assets, net	5,574,512	5,849,036
Deferred tax asset	38,000	38,000
Unbilled receivables	397,718	-
Long term prepaid asset	108,889	190,555
Deposits	29,944	29,945

Total Other Assets	6,149,063	6,107,536

TOTAL ASSETS	$10,036,694	$9,818,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$589,753	$432,392
Short term loan	129,889	147,530
Royalty payable	73,550	53,565
Capital leases – short-term portion	18,837	20,016
Interest payable	70,110	-
Debentures, net of Discount Warrant of $631,108 And Discount of Beneficial Conversion Feature of $331,517	1,374,375	-
Accrued expenses	65,497	179,778
Contract billings in excess	53,270	82,708
Income taxes payable	400	400
Total Current Liabilities	2,375,681	916,389

LONG-TERM LIABILITIES
Debentures, net of Discount Warrant And Discount of Beneficial Conversion Feature	-	618,750
Capital leases – long-term portion	23,670	40,147
Notes payable

Total Long-Term Liabilities	23,670	658,897
Total Liabilities	2,399,351	1,575,286

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and Outstanding	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares; 34,423,802 and 34,100,538 shares issued and outstanding respectively	344,238	341,006
Additional paid in capital	16,757,688	16,512,094
Accumulated deficit	(9,464,583)	(8,610,151)
Total Shareholders’ Equity	7,637,343	8,242,949

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,036,694	9,818,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUES	$2,548,942	$1,383,614	7,790,028	5,939,251

COST OF GOODS SOLD	916,374	940,710	3,539,809	3,341,277

GROSS PROFIT	1,632,568	442,904	4,250,219	2,597,974

OPERATING EXPENSES
Salaries and wages	589,956	571,880	1,741,597	1,444,770
Rent expense	75,425	79,211	205,769	175,806
General and administrative expense	762,567	513,928	2,027,315	2,629,428

Total Operating Expenses	1,427,948	1,165,019	3,974,681	4,250,004

OPERATING INCOME (LOSS)	204,620	(722,115)	275,538	(1,652,030)

OTHER INCOME (EXPENSE)

Interest income	2,073	8,904	10,419	8,904
Interest expense	(376,236)	(389,566)	(1,140,389)	(874,411)

Total Other Expenses	(374,163)	(380,662)	(1,129,970)	(865,507)

NET LOSS BEFORE INCOME TAXES	(169,543)	(1,102,777)	(854,432)	(2,517,537)

Income tax benefit (expense)	-	-	-	-

NET LOSS	$(169,543)	$(1,102,777)	$(854,432)	$(2,517,537)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.03)	$(0.02)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	34,423,739	34,963,927	34,313,027	31,780,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the Nine Months Ended

             September 30,

	2008	2007

Net loss	$(854,432)	$(2,517,537)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	44,029	36,108
Amortization of Debenture Discount & Intangibles	1,168,149	528,927
Fair value of warrants issued	29,943	-
Common stock issued for services	-	484,574
Common stock issued for interest	3,722	-
Common stock issued for prepaid services	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	172,146	(765,794)
Increase in inventory	(918,314)	(226,500)
Increase in unbilled receivables – contract billings	(397,718)	(24,380)
Increase in other receivables	(7,653)	-
Increase in income tax receivable	-	-
(Increase) decrease in prepaid asset	120,065	260,756
Decrease in other assets	-	(29,944)
Decrease in billings in excess – contract billings	(29,436)	-
Increase in accounts payable and accrued expenses	204,272	370,044

Net Cash Used by Operating Activities	(465,227)	(1,883,746)

CASH FLOWS FROM INVESTING ACTIVITIES		-
Cash paid for fixed assets	(58,867)	(11,585)

Net Cash Used by Investing Activities	(58,867)	(11,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(11,593)	12,437
Lines of Credit	(17,641)	-
Proceeds from issuance of debenture	-	2,500,000
Proceeds from common stock issuance	-	447,605

Net Cash from Financing Activities	(29,234)	2,960,042

NET INCREASE (DECREASE) IN CASH	(553,328)	1,064,712

CASH AT BEGINNING OF PERIOD	1,154,162	271,038

CASH AT END OF PERIOD	$600,834	$1,335,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:

Interest	$748,370	$8,859
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Stock issued pursuant to Company mergers	$-	$2,435,870
Common stock subscription receivable issued	$-	$484,574
Common stock issued for services	$-	$490,000
Shareholder debt forgiveness	$3,500	$-
Common stock issued for accrued interest	$73,661	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2008

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2007 financial statements.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

On December 30, 2003, pursuant to an Agreement and Plan of Reorganization, the Company completed a reverse merger with the shareholders of Reflect Scientific, Inc. in which it acquired 100% of Reflect Scientific, Inc., a California corporation in exchange for 22,914,949 common shares of the Company.  The terms of the acquisition are detailed in an 8-K filing dated December 31, 2003.  Under the terms of the agreement, the President of Reflect Scientific, Inc. became the President of the Company and was elected to the Board of Directors.  The acquisition was accounted for as a recapitalization of Reflect Scientific, Inc. because the members of Reflect Scientific, Inc. controlled the Company after the acquisition.  Reflect Scientific, Inc. was treated as the acquiring entity for accounting purposes and Cole, Inc. was the surviving entity for legal purposes.  There was no adjustment to the carrying values of the assets or liabilities of Reflect Scientific, Inc. and no goodwill was recorded. The operations for the year ended December 31, 2007 and 2006 are those of Reflect Scientific, Inc.  Effective January 19, 2007 the Company finalized an Agreement and Plan of Merger agreement with All Temp Engineering, Inc. Effective March 6, 2007, the Company finalized an Agreement and Plan of Merger agreement with Image Labs, International.  The terms of the agreements are detailed in a 10-QSB filing dated September 30, 2007.  The Company entered into these mergers after considering All Temp’s and Image Lab’s business history, financial condition, and intellectual property. The Company has a desire to expand its services, attract and retain talented technical personnel, and the Company believed there were strategic and financial advantages to combining the businesses.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2008

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

The agreement also provides for the issuance of 1,923,077 A warrants and 1,923,077 B warrants. The warrants are exercisable at a price of $0.80 per share for the A warrant and $1.00 per share for the B warrant and expire September 29, 2012.  The Company valued the warrants using the Black-Scholes option pricing model.  For the purpose of the valuation of the warrants, the Company calculated a volatility of 66.48% on its common stock and used the U. S. Treasury bill rate of 4.94% for its risk free rate.  Then the Company allocated a portion of the proceeds to the warrants, based on the relative fair value basis, in the amount of $1,639,029 which is recognized as a contra liability account and will be amortized as interest expense over the 2 year term of the agreement.  The intrinsic value of beneficial conversion of the debentures was valued at $5,677,491, which exceeds the effective value of the debentures of $860,971.  Therefore, the discount assigned to the beneficial conversion feature is limited to $860,971 and is recognized as a contra liability account and will be amortized as interest expense over the 2 year term of the agreement.

As payment for services provided, the Company also issued 192,308 A warrants and 192,308 B warrants which were valued at $475,925 using the Black-Scholes option pricing model and expensed in the current period.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2008

NOTE 3 – CONVERTIBLE DEBENTURES AND WARRANTS (continued)

The debentures and warrants have anti-dilution protections, and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the debentures and warrants.

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2008 and changes during the period then ended is presented below:

	2008
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	4,230,770	$.90
Granted	-	-
Expired/Cancelled	-	-
Exercised	-	-

Outstanding September 30, 2008	4,230,770	$.90

Exercisable	4,230,770	$.90

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at September 30, 2008	Weighted Average Remaining Contractual Life	Number Exercisable at September 30, 2008
$0.80	2,115,385	4.00	2,115,385
1.00	2,115,385	4.00	2,115,385

	4,230,770		4,230,770

NOTE 4 – EQUITY TRANSACTIONS

During the nine month period ended September 30, 2008, the Company issued 212,307 shares of its common stock for the conversion of $138,000 debt pursuant to the convertible debenture agreement dated September 29, 2007.

During the nine month period ended September 30, 2008, the Company issued 110,957 shares of its common stock for interest payable.

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

In conjunction with its employee stock option plan, the company issued 66,660 options to employees. These options had a fair value of $29,930 and were expensed when issued.  The options were issued in September 2008.

The fair value of each option granted under the Plan is estimated on the date of grant, using the Black-Scholes option pricing model, based on the following weighted average assumptions:

September 30, 2008
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

A summary of the status of the Company’s outstanding stock options as of September 30, 2008 and changes during the period then ended is presented below:

2008
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	5,000,000	$1.32
Granted	66,660.94
Expired/Cancelled	-	-
Exercised	-	-
Outstanding at September 30, 2008	5,066,660	$1.31
Exercisable	5,066,660	$1.31

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at September 30, 2008	Weighted Average Remaining Contractual Life	Number Exercisable at September 30, 2008
$1.32	4,800,000	4.50	4,800,000
1.20	200,000	4.50	200,000
0.85	52,660	5.00	52,660
1.30	14,000	5.00	14,000

	5,066,660		5,066,660

The total fair value of options vested was $3,383,487 as of September 30, 2008.  As of September 30, 2008, there was no unrecognized compensation cost related to non-vested stock options granted under the Plan

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month periods ended September 30, 2008 and 2007, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Results of Operations

September 30, 2008 and 2007

Our revenues increased from the quarter ended September 30, 2007, of $1,383,614 to $2,548,942 for the quarter ended September 30, 2008.  as our products gain more commercial acceptance.

Our cost of goods sold decreased in the quarter ending September 30, 2008, as compared to September 30, 2007 to $916,374 from $940,710 .   Overall, as a percentage of sales, our cost of goods sold was approximately 36% for the three months ended September 30, 2008 compared to 68% for the quarter ended September 30, 2007.  This gives us gross profit percentages of 64% and 32%, respectively.  We anticipate the cost of goods sold percentage and gross profit percentage to vary by quarter depending on which products make up the largest percentage of sales during the quarter.  We anticipate these percentages to become more stable as our sales for all products continue to increase.

Although sales increased for the nine month period, the increase was not sufficient to offset additional expenses as we again expanded our operations during the quarter ended September 30, 2008.  Salaries and wages increased to $589,956 during the quarter ended September 30, 2008, compared to $571,880 for the quarter ended September 30, 2007.  This increase reflects the closing of all of our acquisitions and the hiring of additional personnel.  We felt it was necessary to retain additional personnel in an effort to effectively market our products and take advantage of business opportunities.  Rent expense also increased as we began covering the expenses of businesses acquired in the first quarter of 2007.

With the increase in operating expenses from $1,165,019 for the quarter ended September 30, 2007 to $1,427,948 for the quarter ended September 30, 2008, our net loss decreased to $169,543 from $1,102,777 for the comparable period in 2007.  We expect that as sales continue to increase, we will be able to continue to reduce our net loss this year.

Interest expense was $376,236 for the quarter ended September 30, 2008.  This interest expense primarily related to interest on our debentures of $73,833 for the quarter and $302,403 related to the amortization of the discounts on the debenture.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at September 30, 2008, were $600,834, with accounts receivable of $1,199,623 and inventory of $1,646,284. We have relied on revenues and sales of equity and debt securities for cash resources.   Our working capital on September 30, 2008, was $1,237,228 compared to $2,534,426 on December 31, 2007.  This decrease is due to our convertible debenture now becoming due in less than twelve months and being classified as a current asset.  In June 2009, the debenture will be due and the total amount owed will be $2,337,000, less any future conversions.  If the debentures are not converted, we would probably have to seek some additional debt or equity financing to help repay the debenture.  The amount of debt or equity financing required will be dependent on how our operations perform over the next nine months.  If sales continue to increase, we may be able to repay part of the debentures with operating profits.We anticipate devoting some of the available cash to marketing programs that will increase sales over the next twelve months.

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

Our long term liabilities were $ 23,670 on September 30, 2008 down from $658,897 on December 31, 2007.  This decrease is due to the change to the current liability classification for the debenture..

For the quarter ended September 30, 2008, our net cash used by operating activities was $465,227 which was down from $1,883,746 for the quarter ended September 30, 2007.  We were pleased with this reduction as it reflects our business operations are starting to cover our cash needs.

We anticipate losses to continue as we expand our sales efforts.  Since the products are new to the marketplace, we cannot predict with certainty how sales will be in upcoming quarters but we expect they will continue to increase and should start covering our expenses.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of September 30, 2008.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the nine months ended September 30, 2008.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a) Exhibits.

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation	10-SB Registration Statement*
3.2	Articles of Amendment to Articles of Incorporation	10-SB Registration Statement*
3.3	By-Laws	10-SB Registration Statement*
3.4	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.5	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.6	Articles of Amendment	September 30, 2004 10-QSB Quarterly Report*
3.7	By-Laws Amendment	September 30, 2004 10-QSB Quarterly Report*
4.1	Debenture	8-K Current Report dated September 29, 2007*
4.2	Form of Purchasers Warrant	8-K Current Report dated September 29, 2007*
4.3	Registration Rights Agreement	8-K Current Report dated September 29, 2007*
4.4	Form of Placement Agreement	8-K Current Report dated September 29, 2007*
10.1	Securities Purchase Agreement	8-K Current Report dated September 29, 2007*
10.2	Placement Agent Agreement	8-K Current Report dated September 29, 2007*
14	Code of Ethics	December 31, 2003 10-KSB Annual Report*
21	Subsidiaries of the Company	December 31, 2004 10-KSB Annual Report*
31.1	302 Certification of Kim Boyce
31.2	302 Certification of David Strate
32	906 Certification

Exhibits

Additional Exhibits Incorporated by Reference

*	Reflect California Reorganization	8-K Current Report dated December 31, 2003
*	JMST Acquisition	8-K Current Report dated April 4, 2006
*	Cryomastor Reorganization	8-K Current Report dated September 27, 2006
*	Image Labs Merger Agreement Signing	8-K Current Report dated November 15, 2006
*	All Temp Merger Agreement Signing	8-K Current Report dated November 17, 2006
*	All Temp Merger Agreement Closing	8-KA Current Report dated November 17, 2006
*	Image Labs Merger Agreement Closing	8-KA Current Report dated November 15, 2006

* Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reflect Scientific, Inc.

(Registrant)

Date:

November 17, 2008

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

November 17, 2008

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

November 17, 2008

By:  /s/ David Strate

        David Strate, CFO