Form 10-K
period 2008-12-31
REFLECT SCIENTIFIC INC
filed 2009-04-15
CIK 1103090

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2008

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

$0.01 par value common stock

Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No     (2) Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes

[  ] No [X]

State Issuer’s revenues for its most recent fiscal year: December 31, 2008 - $10,126,805.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days.

There are approximately 16,289,360 shares of common voting stock of the Issuer held by non-affiliates, and based upon the average bid and asked prices of our common stock on April 3, 2009 of $0.20, as reported by the OTC Bulletin Board of the National Association of Securities Dealers, Inc., the aggregate market value of our common stock held by non-affiliates was approximately $3,257,872.

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

April 3, 2009:  Common – 34,721,117

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13, of this Annual Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

TABLE OF CONTENTS

PART I

4

Item 1. Description of Business

4

Item 1a. Risk Factors

11

Item 2. Description of Property

11

Item 3. Legal Proceedings

11

Item 4. Submission of Matters to a Vote of Security Holders

11

PART II

11

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.  11

Item 6. Select Financial Data

14

Not applicable to Small Business Issuers

14

Item 7. Management’s Discussion and Analysis or Plan of Operation

14

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

17

Item 8.  Financial Statements

17

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

17

Item 9(A)T. Controls and Procedures.

17

Item 9(B). Other Information.

18

PART III

18

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act  18

Item 11. Executive Compensation

22

Item 12. Security Ownership of Certain Beneficial Owners and Management

23

Item 13. Certain Relationships and Related Transactions

25

Item 14. Principal Accounting Fees and Services

25

Item 15. Exhibits

27

SIGNATURES

28

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

December 31, 2006

Effective as of April 4, 2006, we entered into a Purchase Agreement (the “JMST Agreement”) with JM SciTech, LLC, a limited liability company organized under the laws of the State of Colorado, and doing business as JMST Systems (“JMST”); David Carver, an individual (“Carver”); and Julie Martin, an individual (“Martin”) (JMST, Carver and Martin are sometimes hereinafter referred to collectively as “Sellers”).  Pursuant to the JMST Agreement, we purchased and JMST sold all right, title and interest in and to the JMST Technology (the “JMST Technology”), as described in the JMST Agreement; and Carver conveyed and assigned any rights he had in and to certain patents (the “Carver Patents”) and related intellectual assets as described in the JMST Agreement (collectively, including the Carver Patents, referred to herein as the “Carver Technology”).  JMST had created a line of chemical detection instruments that are used in the pharmaceutical, biotechnology and homeland security markets. The patented technology allows researchers to accurately analyze chemical formulations for their composition and identity.   See our 8-K Current Report dated April 4, 2006, which was filed with the Securities and Exchange Commission on April 7, and is incorporated herein by reference.  See Part III, Item 13.

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

On November 17, 2006, we entered into an Agreement and Plan of Merger (the “The All Temp Merger Agreement”) between our wholly-owned subsidiary,  Cryometrix, Inc. (“Merger Subsidiary”); All Temp Engineering Inc., a California corporation (“All Temp”); J F Dain & E L Dain CO   T Tee Dain Family Revocable Trust U/A Dated 12/17/2001 (the “Dain Trust”) and Nicholas J. Henneman (“Henneman”), the sole All Temp Shareholders (collectively, the “All Temp Shareholders”); and John F. Dain, individually (“Dain”).   All Temp is located in San Jose, California and has been providing engineered solutions and services to the cryogenics industry for over 23 years.  All Temp serves over 1,450 companies in business sectors such as biotech, pharmaceutical, medical devices, research, universities, semiconductor,  aerospace, military, and industrial food processing.  See our 8-K Current Report dated November 17, 2006, which was filed with the Securities and Exchange Commission on November 22, 2006, and is incorporated herein by reference.  See Part III, Item 13.

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

On June 29, 2007, we completed the sale of $2,500,000 of debentures.  See our 8-K Current Report dated July 2, 2008, and is incorporated herein by reference.  See Part III, Item 13.

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

Testing Equipment

Our testing equipment provides automated inspection products and services including part handling and automation to manufacturers of automotive and diesel catalysts and filters, exhaust systems, and OEM’s including inspection of in service components such as Diesel Particulate Filters. Although there are several markets that can be addressed with these products the first to be accessed is the automotive industry. The inspection product for this market takes advantage of the increased focus on environmental protection with respect to emissions from gas and diesel engines as well as the increased attention to 100% inspection directives from OEM’s. Environmental Protection Agency (EPA) Tier 2 emission standards on diesel cars and light trucks will be phased in from 2004 – 2010 and beyond.

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

Effect of Existing or Probable Governmental Regulations on the Business

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a smaller reporting companies.  We are a “small business issuer.”

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. (“NASAA”) have expressed an interest in adopting policies that will streamline the registration process and make it easier for a smaller reporting issuer to have access to the public capital markets.

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

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

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

Research and Development Costs During the Last Two Fiscal Years

During the year ended December 31, 2008, we expended $297,402 for research and development.  During the year ended December 31, 2007, we expended $198,396 for research and development.  The majority of the research and development on our products was completed by the companies we purchased prior to our purchase of the companies.  We expect research and development cost to increase in the future with our ownership of the new companies and product line.

Employees

As of April 3, 2009, subsequent to the balance sheet date, we had 32 employees on a full-time basis and 2 part time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commissions’ Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

Item 1a. Risk Factors

Not applicable for Small Business Issuers

Item 2. Description of Property

Reflect Scientific operates out of three facilities.

Orem, Utah - This facility is a manufacturing and office facility with 6,000 square feet of space; we lease this facility at $3,800 per month, with the lease term expiring on November 30, 2011.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Since July 6, 2005, our common stock has been listed under the symbol “RSCF” on the OTCBB.  Prior to July 6, 2005, our stock traded under the symbol “COLH” since its initial listing on May 24, 2001.  The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2008, 2007 and 2006. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	2008		2007		2006
	High	Low	High	Low	High	Low

Quarter ended March 31	$ 1.30	$0.70	$1.15	$0.92	$2.00	$1.45
Quarter ended June 30	$ 0.95	$0.70	$1.75	$0.99	$1.69	$1.20
Quarter ended September 30	$ 0.77	$0.44	$1.88	$1.12	$1.22	$0.90
Quarter ended December 31	$ 0.20	$0.40	$1.95	$1.20	$1.30	$0.91

As of April 3, 2009, there were 34,721,117 shares of our common stock outstanding.   On April 3, 2009, the high and low bid price for our common stock was $0.20 and $0.20, respectively.

Holders

The number of record holders of our common stock as of April 3, 2009, was approximately 172; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	5,066,660	None	933,340
Total	None	None	None

Recent Sales of Unregistered Securities

During the last three years, we issued the following unregistered securities:

2006 Common Stock Issuer for Preferred Stock Conversion*

The remaining 10,000 shares of our outstanding 2004 Series A Convertible Preferred Stock were converted to 16,667 shares of our common stock.

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

2007 Common Stock Issued for Acquisitions*

On January 29, 2008, we issued 2,000,000 shares of our common stock to the four shareholders of All Temp as part of the acquisition of All Temp and on February 29, 2008 we issued 525,000 shares of our common stock to the one shareholder of Image Labs.

2008 Common Stock issued for Cash and Services

During the period ended December 31, 2008, we issued shares:

To whom	Date	Number of shares	Consideration
Conversion of Debenture	1/23/2008	94,615	Debt
Conversion of Debenture	4/15/2008	20,769	Debt
Debenture Holders	4/16/2008	105,230	Interest
Conversion of Debenture	5/1/2008	50,000	Debt
Conversion of Debenture	6/13/2008	26,923	Debt
Conversion of Debenture	6/20/2008	20,000	Debt
Debenture Holders	7/2/2008	5,727	Debt
Debenture Holders	10/3/2008	78,808	Debt

On June 29, 2006, Reflect Scientific pursuant to the securities purchase agreement sold to five institutional investors convertible debentures in the aggregate principal amount of $2,500,000 and stock purchase warrants exercisable over a five year period for 3,846,154 shares of common stock (the “Warrants”) in a private placement.  All purchasers are “accredited investors” and a form D was filed covering this transaction.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2008, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any of our affiliates during the year ended December 31, 2008.  Tom Tait, our Vice President and a director, purchased 3,000 shares in the open market on April 19, 2006, for $1.60 per share; and 3,000 shares in the open market on April 25, 2006, for $1.50 per share.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 October 1, 2008 through October 30, 2008	None	None	None	None
Month #2 November 1, 2008 through November 30, 2008	None	None	None	None
Month #3 December 1, 2008 through December 31, 2008	None	None	None	None
Total	None	None	None	None

Item 6. Select Financial Data

Not applicable to Small Business Issuers

Item 7. Management’s Discussion and Analysis or Plan of Operation

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

Critical Accounting Policies and Estimates

Reflect Scientific’s accounting policies are more fully described in Note 2 of the consolidated financial statements.  As discussed in Note 2, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  Reflect Scientific believes that the following addresses Reflect Scientific’s most critical accounting policies.

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

The Company recognizes revenue on long-term contracts using the percentage-of-completion method. We generally recognize revenue using the percentage-of-completion method for original equipment that requires a minimum of six months to produce. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Estimated losses are recognized in full when identified. The asset, “costs and estimated earnings in excess of contract billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability, “contract billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

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

Intangible assets include trademarks, trade secrets, patents, customer lists and goodwill acquired through acquisitions of subsidiaries.  The Patents have been registered with the United States Patent and Trademarks office.   The costs of obtaining patents are capitalized as incurred.  Intangibles, except for goodwill, are amortized over their estimated useful lives.

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  No such adjustments were required for the year ended December 31, 2008.

Plan of Operation

For the next 12 months, we see:

(1) A continued expansion of our core business through the development and commercialization of new products, which have already been identified, to meet existing market opportunities.  This will be supported by an ongoing effort to create strategic marketing alliances that are targeted towards increasing net present value by optimizing cost and speed to market.  Several new products are currently pending commercialization.

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

Our Business Growth

Our sales have increased substantially from 2006 through December 2008, as we completed the acquisition of new companies and their products.   We anticipate this trend to continue in the future as we continue to expand our marketing and sales efforts related to our product lines.  The long term growth of our product lines are still unknown as we have only recently completed the final acquisitions.  We are hopeful based on sales during 2008 that the product lines are becoming commercially accepted and that sales will continue to increase.

We do not anticipate we will emphasize acquisitions as we have in the past and instead will focus on managing our current product lines.  This will require a focus from management on the sales of these products.  We completed a capital raise in

June 2007, with the hope we will be able to use the capital to aggressively market our products and pay for the expansion resulting from the acquisitions.  We anticipate the future business growth over the next twelve months to come from our current product line.

Results of Operations

December 31, 2008 and 2007

Our revenues increased during the year ended December 31, 2008, to $10,126,805 from $8,020,266 for the year ended December 31, 2007, primarily as a result of increased business from our acquisitions.

Our cost of goods increased in the period ending December 31, 2008, as compared to December 31, 2007, to $5,500,694 from $4,633,278. The difference is primarily attributed to increased sales. The percentage on gross margins for the two years was essentially unchanged.

General and administrative expenses decreased to $2,998,008 during the year ended December 31, 2008, from $3,447,791 during the year ended December 31, 2007. This was due to our stabilization of our operations and our costs of operations.  With this stability and our increase in revenues, our operating loss decreased to $535,033, after the operating loss in 2007 of $5,410,334.  In 2007 we expanded operations in an effort to staff anticipated product development and product launches.

With the acquisitions, our salaries increased from $1,752,103 to $1,855,730 from December 31, 2007 to December 31, 2008.  We anticipate salaries will increase further as we search for additional management personnel.  We anticipate, however, that we will reduce expenses in other areas to somewhat offset future salary increases.  One area we are hopeful in reducing expenses is the consulting, legal and accounting cost associated with the acquisitions.

There were expenses associated with the acquisitions in 2007, and as a result, we had a net loss of $2,164,396 for the year ended December 31, 2008, compared to net loss of $7,076,619 for the year ended December 31, 2007.  With many of the acquisitions not closing until the first part of 2007, it will be difficult to compare last year's results with future periods or expected results going forward.  We anticipate that sales will continue to increase and will be able to offset expenses going forward.  Since we are in the initial phases of several product launches and these products are entering into new markets, the time frame until we reach profitability is still unknown.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at December 31, 2008, were $447,037, with accounts receivable of $1,005,864 and inventory of $765,589. We have relied on revenues and sales of equity and debt securities for cash resources.   As a result of the issuances of debt and common stock, our working capital on December 31, 2008, was $263,279. To complete acquisitions and to fund our expanding operations, much of the working capital was used in the first part of 2007 requiring us to raise additional capital which was completed in June 2007. This capital was used to increase our manufacturing resulting in increased inventory.  We hope to devote some of the available cash to marketing to help increase sales over the next twelve months.

Historically, we have financed our working capital requirements through the issuances of debt and common stock which has generated sufficient funds to offset shortfalls and cover losses.  As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities.  It is highly likely we will again seek additional capital in the equity markets.  At this time we do not know the extent of the overall financing will need in the future.  Financing will depend on how well our products are received in the marketplace.

In 2008, net cash used by operating activities was $286,105 as opposed to $1,930,313 in 2007.  The major changes were the result of the acquisitions and the cost to cover such acquisitions.  We were able to offset the use of cash by raising additional equity in 2007.  We are hopeful that in 2009, with the additional capital to focus on operations, including marketing, we will be able to reduce our loss for the year.

We anticipate losses to continue as we expand our sales efforts.  Since the products are new to the marketplace, we are not sure how sales will be in upcoming quarters but we anticipate they will continue to increase and should start covering our expenses.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to Small Business Issuers

Item 8.  Financial Statements

The financial statements of the Company are set forth immediately following the signature page to this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Item 9(A)T. Controls and Procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to

Ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2008 we conducted an evaluation, under the supervision and with the participation of our president (also our principal executive officer and principal financial officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting

The matters involving internal controls and procedures that the Company’s management consider to be  material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by the Company’s Chief Financial Officer in connection with the preparation of our financial statements as of December 31, 2008 and communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company’s financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company’s financial statements for the future years.

Management’s Remediation Initiatives

Although the Company is unable to meet the standards under COSO because of the limited funds available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

Item 9(B). Other Information.

Subsequent to December 31, 2008, the Company issued 218,507 shares of its common stock for the payment of interest of $35,220.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

Business Experience

Kim Boyce - CEO, Director

Mr. Boyce, 54, is the founder of Reflect Scientific and serves as President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Boyce has over thirty years of experience in manufacturing, sales, distribution and management of scientific products related to companies in the chemical analysis, semiconductor fabrication and optics industries. His responsibilities have included serving as a Western Regional Sales Manager, OEM Special Accounts Manager, Plant Operations Manager and various other senior management positions within these industries.

Thomas Tait - Vice President, Director

Mr. Tait, 52, serves as Vice President. Mr. Tait brings experience with accelerated product development, “lean” process management tools, strategic market analysis, and acquisition integration.  Mr. Tait joined us from Danaher Company where he was a Business Manager over a $120 million in sales product line. Prior assignments have included General Manager of HyperQuan Inc., Product Manager J&W Scientific and Project Manager Varian Inc. He also co-founded ChiraTech Inc, a high technology Company that was sold to Thermo Electron Corporation. Mr. Tait holds an MBA in Technology Management from the University of Phoenix and a BS in Chemistry from Clarkson University. He also holds patents in Optics and MEMS technologies.

Kevin Cooksy - Secretary / Treasurer

Mr. Cooksy, 46, serves as the company’s secretary and treasurer with general responsibility for financial, legal and administrative matters. Over the last twenty years, Mr. Cooksy has served in corporate legal, corporate development and finance capacities with public and private emerging technology organizations in the commercial, academic and government sectors. He is an Honors Research Program graduate in Analytical Chemistry from Northern Illinois University and received his MBA (Finance) from The Lake Forest College Graduate School of Management (magna cum laude) and a Juris Doctor degree from the McGeorge School of Law, University of the Pacific.

Craig Morrison, MD- Board Member

Dr. Morrison, 65, serves on the Board of Directors. Dr. Morrison is a surgeon practicing in the State of Utah. He has provided his medical expertise and is one of the pioneering shareholders in the finance and development of Sanguine Corporation. Sanguine is a company focused on developing synthetic alternatives to blood. Dr. Morrison will support the activities of the Board lending his knowledge of startup operations gained through his long experience and development of Sanguine.

David Strate

Chief Financial Officer

Mr. Strate, age 46, has been working as a CPA in public practice for over 14 years with an emphasis on public company auditing and review.  Mr. Strate was previously employed by HJ & Associates, LLC in Salt Lake City, Utah.  HJ & Associates, LLC is a certified public accounting firm.  Mr. Strate was employed by HJ & Associates, LLC from August 2000 to September 2007.  Prior to joining HJ & Associates, LLC, Mr. Strate was employed by Radiators, Inc., a regional wholesaler, as its corporate controller.  Mr. Strate received his BA degree in accounting from the University of Utah.  Mr. Strate does not have an employment contract.

Significant Employees

Brian Smithgall

General Manager Image Labs

Mr. Smithgall, age 52, has been involved in the machine vision industry for 25 years. He started Image Labs International (previously known as Vision 1) in 1993 to provide the custom machine vision and imaging solutions. Mr. Smithgall holds an MS in Electrical Engineering from the University of Southern California, and led two successful startups before Image Labs. He is a long time member of SPIE, SME and IEEE, and is recognized as a Certified Manufacturing Engineer with the SME Machine Vision Association, a Senior Member of the IEEE, and on the Editorial Advisory Board of Advanced Imaging Magazine. Mr. Smithgall holds patents in image processing systems and has given numerous professional papers. He led Image Labs to its selection as an IC-500 company in 2000 and 2001.

Eric Pierson

General Manager Miralogix

Mr. Pierson, age 47, has been involved in all aspects of the development of the CatPro product line used for inspection of catalytic converter monoliths including product design, market development, customer and vendor relations and web site development. Prior to this Mr. Pierson was cofounder of Pathway Systems which designed and manufactured critical components and sub-systems used by leading semiconductor and rigid memory disk equipment manufacturers. He brings strong product development skills and valuable insight to the capital equipment manufacturing arena.

John Dain

General Manager All Temp Engineering

Mr. Dain, age 50, has been involved in the field of controlled environments for 30 years. Co-founding All Temp Engineering in 1985, Mr. Dain was instrumental in growing the company to the largest envrionmental service design company in the State of California through his expertise in engineering, attention to customer support and knowledge of cryogenic systems. Through his work with customers a new product direction was recognized and implemented via the founding of Cryomastor – a company that specializes in state of the art ultra-low temperature freezers. In addition to patents, Mr. Dain has memberships in several key engineering organizations.

Nicholas Henneman

Director of Manufacturing Cryometrix

Mr. Henneman, age 52, has been involved in environmental systems for 25 years. His experience spans control logic, human interface systems, cryogenic systems and management. As President and Director of Operations, Mr. Henneman’s contribution to the growth of All Temp Engineering has been significant. His prior experience includes Section Head and Lab supervisor at Phillips Semiconductors.  He was also instrumental in applying his skills in developing the Cryomastor product.

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

Based solely on a review of the copies of such forms furnished to us or written representations from certain persons, we believe that during our calendar year ended December 31, 2008, all filing requirements applicable to our officers, directors and 10% stockholders were met by such persons.

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

Nominating Committee

We have not established a Nominating and Corporate Governance Committee because we believe that our three members Board of Directors are able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee.

Audit Committee

We have no Audit Committee, and we are not required to have an audit committee; we do not believe the lack of an Audit Committee will have any adverse effect on our financial statements, based upon our current operations. We will assess whether an audit committee may be necessary in the future.

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Kim Boyce President & Director	12/31/08 12/31/07 12/31/06	$105,000 $105,000 $105,000	0 0 0	0 0 0	0 3,214,456 0	0 0 0	0 0 0	0 0 0	$105,000 $3,319,456 $105,000
Tom Tait VP & Director	12/31/08 12/31/07 12/31/06	$70,000 $63,077 $60,000	0 0 0	0 * *	0 139,101 0	0 0 0	0 0 0	0 0 0	$70,000 $202,178 $60,000
Kevin Cooksy Sec/Treas	12/31/08 12/31/07 12/31/06	0 0 0	0 0 0	0 * *	0 0 0	0 0 0	0 0 0	0 0 0	0 0
Craig D. Morrison, MD Director	12/31/08 12/31/07 12/31/06	0 0 0	0 0 0	0 * *	0 0 0	0 0	0 0	0 0	0 0 0
David Strate, CFO	12/31/08 12/31/07	$85,000 $21,250	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

The fair market value of the options issued above is $3,353,557.  This value was calculated using the Black Scholes pricing model for Options and Warrants.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
None	None	None	None	None	None	None	None

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 14, 2009, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Reflect Scientific to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of Reflect Scientific and all executive officers and directors of Reflect Scientific as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

All percentages are calculated based upon a total number of 34,721,117 shares of common stock outstanding as of April 3, 2009, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

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

Changes in Control

There are no current or planned transactions that would or are expected to result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	5,066,6600	$1.32	933,340
Total	5,066,660 =======	$1.32	933,340 =======

Item 13. Certain Relationships and Related Transactions

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

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2008 and 2006:

Fee Category	2008	2007
Audit Fees	$68,507	$66,668
Audit-related Fees	$0	$0
Tax Fees	$0	$1,408
All Other Fees	$0	$274
Total Fees	$68,507	$68,350

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

Item 15. Exhibits

Exhibits

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation	10-SB Registration Statement*
3.2	Articles of Amendment to Articles of Incorporation	10-SB Registration Statement*
3.3	By-Laws	10-SB Registration Statement*
3.4	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.5	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.6	Articles of Amendment	September 30, 2004 10-QSB Quarterly Report*
3.7	By-Laws Amendment	September 30, 2004 10-QSB Quarterly Report*
4.1	Debenture	8-K Current Report dated June 29, 2008*
4.2	Form of Purchasers Warrant	8-K Current Report dated June 29, 2008*
4.3	Registration Rights Agreement	8-K Current Report dated June 29, 2008*
4.4	Form of Placement Agreement	8-K Current Report dated June 29, 2008*
5.1	Legal Opinion and Consent	This Filing
10.1	Securities Purchase Agreement	8-K Current Report dated June 29, 2008*
10.2	Placement Agent Agreement	8-K Current Report dated June 29, 2008*
10.3	JMST Purchase Agreement	8-k Current Report dated April 4, 2006*
10.4	Cryomastor Merger Agreement	8-K Current Report dated April 19, 2006*
10.5	Image Labs Merger Agreement	8-K Current Report dated November 15, 2006*
10.6	All Temp Merger Agreement	8-K Current Report dated November 17, 2006*
14	Code of Ethics	December 31, 2003 10-K Annual Report*
21	Subsidiaries of the Company	December 31, 2006 10-K Annual Report*
31.1	302 Certification of Kim Boyce	This Filing
31.2	302 Certification of David Strate	This Filing
32	906 Certifications	This Filing

* Previously filed with the Securities and Exchange Commission in the form indicated and incorporated by reference.

Additional Exhibits Incorporated by Reference

*	Reflect California Reorganization	8-K Current Report dated December 31, 2003
*	JMST Acquisition	8-K Current Report dated April 4, 2006
*	Cryomastor Reorganization	8-K Current Report dated June 27, 2006
*	Image Labs Merger Agreement Signing	8-K Current Report dated November 15, 2006
*	All Temp Merger Agreement Signing	8-K Current Report dated November 17, 2006
*	All Temp Merger Agreement Closing	8-KA Current Report dated November 17, 2006
*	Image Labs Merger Agreement Closing	8-KA Current Report dated November 15, 2006
*	Debenture Placement	8-K Current Reported dated

* Previously filed and incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REFLECT SCIENTIFIC, INC.

Date:	April 15, 2009	By:	/s/Kim Boyce
Kim Boyce, President and Director

Date:	April 15, 2009	By:	/s/David Strate
David Strate, Chief Financial Officer (Principal Accounting Officer

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	April 15, 1009	By:	/s/Kim Boyce
Kim Boyce, President and Director

Date:	April 15, 2009	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	April 15, 2009	By:	/s/Kevin Cooksy
Kevin Cooksy, Secretary/Treasurer and Director

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

C O N T E N T S

Report of Independent Registered Public Accounting Firm

31

Consolidated Balance Sheets

32

Consolidated Statements of Operations

34

Consolidated Statements of Shareholders’ Equity

35

Consolidated Statements of Cash Flows

36

Notes to the Consolidated Financial Statements

 37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Reflect Scientific, Inc. and Subsidiaries

Orem, Utah

We have audited the accompanying consolidated balance sheets of Reflect Scientific, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reflect Scientific, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 15, 2009

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

ASSETS

	December 31, 2008	December 31, 2007

CURRENT ASSETS

Cash	$447,037	$1,154,162
Accounts receivable, net (Note 2)	1,005,864	1,371,770
Other receivables	28,818	28,517
Inventories (Note 4)	765,589	727,970
Cost and estimated earnings in excess of contract billings on uncompleted contracts (Note 2)	692,905	-
Prepaid assets	175,980	168,396

Total Current Assets	3,116,193	3,450,815

FIXED ASSETS, NET (Note 3)	589,298	259,884

OTHER ASSETS

Intangible assets, net (Note 14)	5,472,851	5,849,036
Prepaid assets – long-term	27,223	190,555
Deferred tax asset	-	38,000
Deposits	29,944	29,945

Total Other Assets	5,530,018	6,107,536

TOTAL ASSETS	$9,235,509	$9,818,235

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheet (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2008	December 31, 2007

CURRENT LIABILITIES

Accounts payable	$584,638	$432,392
Short-term lines of credit	141,366	147,530
Convertible debenture (net of discount)(Note 12	1,752,750	-
Royalty payable	73,550	53,565
Contract billings in excess cost and estimated earnings on uncompleted contracts (Note 2)	164,761	82,708
Capital leases – short term portion	20,641	20,016
Interest payable	70,110	-
Accrued expenses	44,698	179,778
Income taxes payable	400	400

Total Current Liabilities	2,852,914	916,389

NON-CURRENT LIABILITIES

Convertible debenture (net of discount Note 12)	-	618,750
Capital leases – long-term portion	19,506	40,147

Total Non-Current Liabilities	19,506	658,897

Total Liabilities	2,872,420	1,575,286

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 per value, authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares; 34,502,610 and 34,100,538 shares issued and outstanding respectively	345,026	341,006
Additional paid in capital	16,792,610	16,512,094
Accumulated deficit	(10,774,547)	(8,610,151)

Total Shareholders’ Equity	6,363,089	8,242,949

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,235,509	$9,818,235

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,
	2008	2007

REVENUES	$10,126,805	$8,020,266

COST OF GOODS SOLD	5,500,694	4,633,278

GROSS PROFIT	4,626,111	3,386,988

OPERATING EXPENSES

Salaries and wages	1,855,730	1,752,103
Rent expense	277,463	243,871
Stock based compensation	29,943	3,353,557
General and administrative expense	2,998,008	3,447,791

Total Operating Expenses	5,161,144	8,797,322

OPERATING INCOME (LOSS)	(535,033)	(5,410,334)

OTHER INCOME (EXPENSE)

Other income	9,714	17,209
Interest expense	(1,600,177)	(1,405,494)

Total Other Expenses	(1,590,463)	(1,388,285)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(2,125,496)	(6,798,619)

Income tax expense (benefit)	38,900	278,000

NET LOSS	$(2,164,396)	$(7,076,619)

BASIC AND DILUTED INCOME(LOSS) PER SHARE	$(0.06)	$(0.21)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	34,359,453	34,328,678

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholder’s Equity

                                                             Preferred Stock              Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Subscription	Accumulated Deficit
Balances, December 31, 2006 (restated)	-	$ -	30,688,844	$306,889	$6,979,735	$257,251	$(1,533,532)
Common stock issued for subscription	-	-	336,336	3,363	253,889	(257,251)	-
Common stock issued for acquisition of subsidiaries	-	-	2,525,000	25,250	2,604,000	-	-
Common stock used for employment agreement	-	-	500,000	5,000	485,000	-	-
Common stock issued for cash	-	-	168,001	1,680	119,320	-	-
Common stock issued for services	-	-	431,235	4,312	441,214	-	-
Common stock issued for subscriptions	-	-	370,067	3,701	273,849	-	-
Contributed capital	-	-	-	-	51,416	-	-
Beneficial conversion feature of convertible debenture	-	-	-	-	860,971	-	-
Warrants issued in conjunction with convertible debenture	-	-	-	-	2,114,954	-	-
Common stock returned pursuant to agreement	-	-	(1,000,000)	(10,000)	(1,050,000)	-	-
Cashless exercise of warrants	-	-	42,593	426	(426)	-	-
Partial conversion of convertible debenture	-	-	38,462	385	24,615	-	-
Options issued	-	-	-	-	3,353,557	-	-
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(7,076,619)
Balance, December 31, 2007	-	$ -	34,100,538	$341,006	$16,512,094	$ -	$(8,610,151)

Partial conversion of convertible debenture	-	-	94,615	946	60,554	-	-
Partial conversion of convertible debenture	-	-	20,769	208	13,292	-	-
Common stock issued for payment of interest	-	-	105,230	1,052	72,609	-	-
Partial conversion of convertible debenture			50,000	500	32,000	-	-
Options issued	-	-	-	-	29,943	-	-
Partial conversion of convertible debenture	-	-	46,923	469	30,031
Common stock issued for payment of interest	-	-	5,727	57	4,352	-	-
Shareholder Contribution	-	-	-	-	3,500	-	-
Common stock issued for payment of interest	-	-	78,808	788	30,735
Shareholder Contribution	-	-	-	-	3,500	-	-
Net loss for the year ended December 31, 2008		-	-	-	-	-	(2,164,396)

Balance, December 31, 2008	-	$ -	34,502,610	$345,026	$16,792,610	$ -	$(10,774,547)

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended

December 31,

	2008	2007
Net loss	$(2,164,396)	$(7,076,619)
Adjustments to reconcile net income to net cash
From operating activities:
Depreciation	64,636	46,336
Amortization	1,655,974	1,014,087
Common stock issued for services/interest	109,593	445,526
Warrants issued for services	-	475,925
Bad Debt	2,433	82,344
Options granted	29,943	3,353,557
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	363,472	(1,064,523)
Increase in other receivables	(301)	(27,349)
Increase in inventory	(37,619)	(133,930)
Decrease in income tax receivable	38,000	24,780
Decrease in prepaid asset	155,749	144,901
Decrease in deferred tax asset	-	278,000
Increase in cost and estimated earnings in excess of contract billings on uncompleted contracts	(692,905)	-
Decrease in contract billings in excess of cost and estimated earnings on uncompleted contracts	82,055	-
(Increase) decrease in other asset		(16,544)
Increase in royalties payable	19,985	53,565
Increase in accounts payable and accrued expenses	87,276	469,631
Net Cash Used by Operating Activities	(286,105)	(1,930,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	(394,050)	(37,739)
Cash paid for intangible assets	(7,790)	(200,000)
Net Cash Used by Investing Activities	(401,840)	(237,739)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in long term line of credit	(6,164)	129,177
Principle payments on capital leases	(20,016)	(1,552)
Proceeds from stock subscription	-	277,550
Proceeds from common stock issuance	-	121,001
Contributed capital	7,000	25,000
Proceeds from issuance of debenture		2,500,000
Net Cash (Used) Provided by Financing Activities	(19,180)	3,051,176

NET INCREASE (DECREASE) IN CASH	(707,125)	883,124

CASH AT BEGINNING OF PERIOD	1,154,162	271,038

CASH AT END OF PERIOD	$447,037	$1,154,162
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$155,500	$-
Income taxes	$800	$800
NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	$-	$445,526
Common stock issued for debt	$138,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

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

On December 30, 2003, pursuant to an agreement and plan of reorganization, the Company completed a reverse merger with the shareholders of Reflect Scientific, Inc. in which it acquired 100% of Reflect Scientific, Inc., a California Company in exchange for 22,914,949 common shares of the Company.  The terms of the acquisition are detailed in an 8-K filing dated December 31, 2003.  Under the terms of the agreement, the President of Reflect Scientific, Inc. became the President of the Company and was elected to the Board of Directors; the acquisition was accounted for as a recapitalization of Reflect Scientific, Inc. because the members of Reflect Scientific, Inc. controlled the Company after the acquisition.  Reflect Scientific, Inc. was treated as the acquiring entity for accounting purposes and Cole, Inc. was the surviving entity for legal purposes.  There was no adjustment to the carrying values of the assets or liabilities of Reflect Scientific, Inc. and no goodwill was recorded. The operations for the year ended December 31, 2008 and 2007 are those of Reflect Scientific, Inc.

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

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles.  The Company has elected a December 31 year-end.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b. Revenue Recognition

The Company recognizes revenues as required by Staff Accounting Bulletin No. 104 “Revenue Recognition”.  Revenue is only recognized on product sales once the product has been shipped to the customers, and all other obligations and criteria of SAB 104 have been met.  These criteria are: persuasive evidence of an agreement exists, delivery has occurred, and the price is fixed or determinable,and collectability is reasonable assured.

The Company also recognizes revenue on long-term contracts, using the percentage-of-completion method. We generally recognize revenue using the percentage-of-completion method for original equipment that requires a minimum of six months to produce. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Estimated losses are recognized in full when identified.  The asset ”costs and estimated earnings in excess of contract billings on uncompleted contracts” represents revenues recognized in excess of amounts billed.  The liability, ”contract billings in excess of costs and estimated earnings on uncompleted contracts, ”represents billings in excess of revenues recognized.

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

d. Cash and Cash Equivalents

The company considers all deposit accounts and investment accounts with a maturity of one year or less to be cash equivalents.  As of December 31, 2008 and 2007 the company had no cash equivalents.

e. Accounts Receivable

The Company writes off trade receivables when deemed uncollectible.  The Company estimates allowance for doubtful accounts based on the aged receivable balances and historical losses.  The Company charges off uncollectible accounts when management determines there is no possibility of collecting the related receivable. The Company considers accounts receivable to be past due or delinquent based on contractual terms, which is generally net 30 days.

The Company charged $2,433 and $82,344 to bad debt expense for the years ended December 31, 2008 and 2007, respectively. The allowance for doubtful accounts balance at December 31, 2008 and 2007 was $80,161.

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

December 31, 2008 and 2007

g. Inventories

Inventories are stated at the lower of cost or market value based upon the First-In First-Out (FIFO) inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases and other scientific items.

h. Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $62,330 and $42,654 of advertising expense during the years ended December 31, 2008, and 2007, respectively.

i. Newly Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial and Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.”  SFAS 141(R) changes the accounting for and reporting of business combination transactions in the following way:  Recognition with certain exceptions of 100% of the fair values of assets acquired, liabilities assumed, and non controlling interests of acquired businesses; measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; recognition of pre-acquisition gain and loss contingencies at their acquisition date fair value; capitalization of in-process research and development (IPR&D) assets acquired at acquisition date fair value; recognition of acquisition-related transaction costs as expense when incurred; recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date; and recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.  SFAS No. 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption prohibited.  The adoption of SFAS No. 141(R) will affect valuation of business acquisitions made in 2009 and forward.

In December 2007, the FASB issued SFAS No. 160 "Non-controlling Interest in Consolidated Financial Statements – an Amendment of ARB 51.”  SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SAFS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  We do not anticipate a material impact upon adoption.

In March 2008, the FSAB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not anticipate a material impact upon adoption.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Newly Issued Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expends disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS 157 were originally to be effective beginning January 1, 2008.  Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in consolidated financial statements on a non-recurring basis.  The Company adopted SFAS 157 on January 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements.  We are currently evaluating the input of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on January 1, 2008.  As a result, implementation of SFAS 159 had no impact on the Company’s financial statements.

j. Basic Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended December 31,
	2008	2007
Net loss (numerator)	$(2,164,396)	$(7,076,619)
Shares (denominator)	34,359,453	34,328,678
Net loss per share amount	$(0.06)	$(0.21)

As of December 31, 2008 the Company had 9,181,838 shares of outstanding common stock equivalents; however, the company experienced a net loss during the year.  The net loss would make the common stock equivalents anti-dilutive and as such the diluted earnings per share will not be calculated.

k. Shipping and Handling Fees and Costs

The Company records all shipping and handling cost in cost of goods sold.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l. Income Taxes

Deferred taxes are provided on an asset and liability approach whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision (benefit) for income taxes for the year ended December 31, 2008 and 2007 consist of the following:

	2008	2007
Federal:
Current	$-	$-
Deferred	38,000	235,493
State:
Current	900	950
Deferred	-	41,557
Provision for Income taxes	$38,900	$278,000

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:

NOL Carryover	$1,302,363	$1,124,413
Stock Based Compensation	1,140,209	1,140,209
Valuation Allowance	(2,442,572)	(2,226,622)

Deferred tax liabilities:

Depreciation	-	-
Net deferred tax asset (liability)	$-	$38,000

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l. Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the year ended December 31, 2008 and 2007 due to the following.

	2008	2007
Expected Tax Expense	$(722,660)	$(2,311,530)
Nondeductible Expenses	9,268	523
Stock for Services	37,947	151,479
Warrant Amortization	432,480	212,500
Other, net	65,924	(1,594)
Change in Valuation Allowance	215,950	2,226,622
	38,900	278,000

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  If a change in ownership occurs, then net operating loss carryforwards may be limited as to use in future years.  At December 31, 2008, the Company had net operating loss carryforwards of approximately $830,500 that may be offset against future taxable income from the year 2008 through 2028.  During 2008 the company reevaluated its deferred tax assets and concluded that none of the asset would be realizable and that a full valuation allowance should be recorded.  The valuation allowance was increased by $215,950 and leaves the company with a net deferred tax asset of $0 as of December 31, 2008.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits, and we have recorded no additional interest or penalties. The adoption of FIN 48 did not impact our effective tax rates.

Included in the balance at December 31, 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2008 and 2007, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheet at December 31, 2008 and 2007 relating to unrecognized benefits.

The tax years 2007 and 2006 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

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

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n. Research and development expense

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs".  Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company had $297,402 and $198,396 in research and product development for the years ended December 31, 2008 and 2007, respectively.

o. Stock Based Compensation

In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements.  The Company adopted this standard effective December 1, 2006, and elected the modified-prospective transition method.  Under the modified-prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R.  The Company had no options outstanding prior to the issuance of SFAS No. 123R.

p. Intangible Assets

Intangible assets include trademarks, trade secrets, patents, customer lists and goodwill acquired through acquisitions of subsidiaries.  The Patents have been registered with the United States Patent and Trademarks office.   The costs of obtaining patents are capitalized as incurred.  Intangibles, except for goodwill, are amortized over their estimated useful lives.

q. Impairment

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  No such adjustments were required for the year ended December 31, 2008.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 3 -

FIXED ASSETS

Fixed assets are stated at cost.  Expendituresfor minor repairs, maintenance, and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred.  All major additions and improvements are capitalized.  Depreciation is computed using the straight-line method.  The lives over which the fixed assets are depreciated range from 5 to 7 years.  Fixed assets and related depreciation for the period are as follows:

	December 31, 2008	December 31, 2007
Machinery and equipment	$508,324	$169,826
Furniture and fixtures	71,042	50,608
Computer and office equipment	72,623	32,103
Vehicles	33,625	34,325
Leasehold improvements	31,719	33,799
Accumulated depreciation	(128,035)	(60,777)

Total Fixed Assets	$589,298	$259,884

Depreciation expense for the years ended December 31, 2008, and 2007, was $64,636 and $46,336, respectively.

NOTE 4 -

INVENTORIES

Inventories consisted of the following at December 31, 2008:

	December 31, 2008	December 31, 2007
Work in Process	$63,215	$-
Finished goods	702,374	727,970

Total Inventories	$765,589	$727,970

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 5-

COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases its office and warehouse space under non-cancelable lease agreements accounted for as operating leases.  The Company also leases several automobiles under similar non-cancelable lease agreements, which are also accounted for as operating leases.

Orem, Utah - This facility is a manufacturing and office facility with 6,000 square feet of space; we lease this facility at $3,800 per month, with the lease term expiring on November 30, 2011.

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

Minimum rental payments under the non-cancelable operating leases are as follows:

Years ending December 31,	Amount
2009	$263,581
2010	90,468
2011	43,345
2012	45,733
2013	47,334

$490,461

Rent expense was $277,463 and $243,871 for the years ended December 31, 2008, and 2007, respectively.

Automobile lease expense was $11,097 and $11,097 for the years ended December 31, 2008, and 2007, respectively.

NOTE 6-

CAPITAL LEASES

During the year ended 2006, the Company entered into two capital lease arrangements for the purchase of equipment.  Payments are due in 60 and 36 monthly installments of $920 and $1,101.  The leases have a stated interest rate of 8.3%

Aggregate maturities on the capital leases as of December 31, 2008, are due in future years as follows:

2009	$20,641
2010	9,971
2011	9,535
2012	-
2013	-

Total	40,147

Less current portion	20,641
$19,506

Depreciation expense on equipment under capital leases was $12,655 and $12,655 for the years ended December 31, 2008 and 2007, respectively.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 7 -

PREFERRED STOCK

In November 2004 the Company amended its Articles of Incorporation so as to authorize 5,000,000 shares of preferred stock. 750,000 of these shares have been designated as “Series A Convertible Preferred Stock”. During the year ended December 31, 2006 these shares were offered in a private placement. As of December 31, 2008 no shares of the preferred stock are issued and outstanding.

Dividends

The holders of the Series A Preferred Stock are entitled to dividends at the rate of 8 percent per year of the liquidation preference of $1.00 per share, payable annually, if and when declared by the board of directors.  Dividends are not cumulative and the board of directors is under no obligation to declare dividends.

Convertibility

Upon the approval of the Board of Directors, Series A Preferred Stock may be convertible into the Company’s common stock by dividing $1.00 plus any unpaid dividends by 50% of the five day average closing bid price of the common shares.

NOTE 8 -

COMMON STOCK TRANSACTIONS

During the year ended December 31, 2008, the Company issued 189,765 shares of common stock for interest payments of $109,593; and 212,307 shares were issued for the conversion $138,000 of debt.

NOTE 9 -

CONCENTRATIONS OF RISK

Cash in Excess of Federally Insured Amount

The Company currently maintains a cash balance at a single financial institution in excess of the federally insured maximum of $250,000. The excess as of December 31, 2008 was $160,298.

Revenues and Accounts Receivable

The Company no concentrations of revenue and accounts receivable risk for the year ended December 31, 2008.

For the year ended December 31, 2007 the Company had two significant customers that account for $1,749,794 or 22% of sales. These same two customers also account for $240,032 or 17% of the total accounts receivable balance at December 31, 2007.

NOTE 10 -

LINE OF CREDIT

The Company has a credit line with a commercial bank of $100,000 secured by its inventory and accounts receivable  bearing a variable interest rate, which was 6.25% as of the balance sheet date, and has no stated maturity date. As of December 31, 2008, there was a balance due on the line in the amount of $91,903.

The Company has an additional credit line with a different commercial bank of $50,000 secured by its inventory and accounts receivable bearing a fixed interest rate, which was 12% as of the balance sheet date, and has no stated maturity date. As of December 31, 2008, there was a balance due on the line in the amount of $49,464.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2008 and 2006

NOTE 11 -   ACQUISITIONS

Effective January 19, 2007, the Company finalized an Agreement and Plan of Merger (the “Merger Agreement”) with All Temp Engineering, Inc.  As part of this agreement, the Company received assets valued at the following:

Trade secrets	$262.875
Trademarks	65,719
Customer lists	592,127
Customer assets	139,279
$1,060,000

The assets are amortized over a range of 9-10 years.   As consideration for these assets, the Company issued 1,000,000 shares at $1.06 of its common stock that are restricted securities to the shareholders of All Temp Engineering, Inc. and will pay the shareholders a pro-rata running royalty totaling five percent of the gross annual revenues that will be earned on All Temp’s business that will be operated as a separate division within the Company.

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

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 12 – CONVERTIBLE DEBENTURES AND WARRANTS

On June 29, 2007, the Company entered into an agreement to sell $2,500,000 in 12% senior convertible debentures with a maturity date of June 29, 2009, with interest due quarterly.   At the closing, the Company prepaid the first quarterly interest payment and reserved the second quarterly interest payment for a total of $150,000.  The agreement allows for the Company to pay the interest in cash or in duly authorized, validly issued, fully paid, and non-assessable shares of common stock at the interest conversion rate, or a combination thereof.

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

As payment for services provided, the Company also issued 192,308 A warrants and 192,308 B warrants which were valued at $475,925 using the Black-Scholes option pricing model and expensed during 2007.

The debentures and warrants have anti-dilution protections, and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the debentures and warrants.

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2008 and changes during the period then ended is presented below:

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 12 – CONVERTIBLE DEBENTURES AND WARRANTS (continued)

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2007	-	$-
Granted	4,230,770.90
Expired/Cancelled	-	-
Exercised	78,875.80
Outstanding, December 31, 2007	4,151,895.90

Expired/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2008	4,151,895	$.90
Exercisable	4,151,895	$.90

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Number Exercisable at December 31,2008
$0.80	2,036,510	3.50	2,036,510
1.00	2,115,385	3.50	2,115,385
	4,151,895		4,151,895

NOTE 13 – COMMON STOCK OPTIONS

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

The fair value of each option granted under the Plan is estimated on the date of grant, using the Black-Scholes option pricing model, based on the following weighted average assumptions:

Expected life (years)	5.0
Expected stock price volatility	65.79 - 66.27%
Expected dividend yield	0.0%
Risk-free interest rate	3.38 – 3.41%

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

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 13 – COMMON STOCK OPTIONS (continued)

The Company issued options to key directors on December 31, 2007.  On June 13, 2008, the Company issued 66,660 options to employees. A summary of the status of the Company’s outstanding stock options as of December 31, 2008 and changes during the period then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2007	-	$-
Granted	5,000,000	1.32
Expired/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2007	5,000,000	1.32
Granted	66,660	0.94
Expired/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2008	5,066,660	$1.31
Exercisable	5,066,660	$1.31

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Number Exercisable at December 31,2008
$1.32	4,800,000	4.00	4,800,000
1.20	200,000	4.00	200,000
1.30	14,000	4.45	14,000
0.85	52,660	4.45	52,660

	5,066,660		5,066,660

The total fair value of options vested was $29,943 and $3,353,557 for the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, there was no unrecognized compensation cost related to non-vested stock options granted under the Plan.  The 66,660 granted in 2008 fully vested during the year and have been expensed.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 14 – INTANGIBLE ASSETS

Intangible assets are stated at cost.  Amortization computed using the straight-line method.  The lives over which the intangible assets are amortized range from 10 to 20 years.  Intangible assets and related amortization for the period are as follows:

2007		Accumulated
	Cost	Amortization	Net Book Value

Trademarks	$ 135,719	$ 11,858	$ 123,861
Trade Secrets	437,875	38,680	399,195
Patents	3,516,177	319,771	3,196,406
Customer lists	1,326,977	145,626	1,181,351
Goodwill	948,223	0	948,223

Totals	$ 6,364,971	$ 515,935	$ 5,849,036

2008		Accumulated
	Cost	Amortization	Net Book Value

Trademarks	$ 135,719	$ 25,529	$ 110,190
Trade Secrets	437,875	82,468	355,407
Patents	3,523,967	536,054	2,987,913
Customer lists	1,326,977	278,284	1,048,693
Goodwill	970,648	0	970,648

Totals	$ 6,395,186	$ 922,335	$ 5,472,851

Amortization expense for the years ended December 31, 2008, and 2007, was $406,400 and $370,337, respectively.

NOTE 15 – ROYALTIES

Royalty agreements were executed with JMST, Cryomastor, All Temp and Image Labs as a condition of the companies’ acquisitions. Under the terms of the royalty agreements:

JMST – The prior shareholders of JMST will receive a royalty payment on gross revenues related to revenues derived from the Carver Patents or Carver Technology.  Such payments are due on revenue in excess of $500,000 derived from products under the Carver Patents or Carver Technology.  The royalty payment is 2.5% on the revenue in excess of $500,000 and is payable quarterly.  Payments are to be made in Reflect Scientific’s common stock not to exceed 500,000 shares in total. New products developed from the Carver Technology are subject to a royalty of 3% of gross revenues in excess of $100,000, with an additional 2% if gross revenues exceed $600,000. Royalties will also be paid in our common stock annually.  The amount of common stock will be exchanged at $3.00 per share for these purposes.  Royalty payments are only due for years where there are valid Carver Patents.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 15 – ROYALTIES ( Continued)

Cryometrix – The prior shareholders of Cryometrix receive a 2.5% royalty on all sales, licensing or other distributions on revenue derived from products and technology received from Cryometrix.  The royalty payment is not due or payable unless and until the revenue derived from such products and technology exceeds $3,000,000.  The payment is payable in shares of Reflect Scientific’s common stock not to exceed 2,000,000 shares in aggregate. The amount of common stock will be exchanged at $1.80 or market value at time of accrual which ever is greater, for these purposes.   Payments are due quarterly.

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

NOTE 16 - SUBSEQUENT EVENTS.

Subsequent to December 31, 2008, the Company issued 218,507 shares of its common stock for the payment of interest of $35,220.