Form 10-Q
period 2009-03-31
REFLECT SCIENTIFIC INC
filed 2009-05-15
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

34,718,117 shares of $0.01 par value common stock on May 11, 2009

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reflect Scientific, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2009

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

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash	$240,370	$447,037
Accounts receivable	994,659	1,005,864
Other receivables	28,871	28,818
Inventories	768,871	765,589
Cost and estimated earnings in excess of contract billings on uncompleted contracts	570,360	692,905
Prepaid assets	155,657	175,980

Total Current Assets	2,758,788	3,116,193

FIXED ASSETS, NET	559,544	589,298

OTHER ASSETS

Intangible assets, net	5,371,582	5,472,851
Long term prepaid asset	-	27,223
Deposits	29,944	29,944

Total Other Assets	5,401,526	5,530,018

TOTAL ASSETS	$8,719,858	$9,235,509

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$562,193	$584,638
Short term loan	160,266	141,366
Convertible debenture (net of discount)	2,044,875	1,752,750
Royalty payable	73,550	73,550
Interest payable	70,110	70,110
Capital leases – short-term portion	19,757	20,641
Accrued expenses	125,588	44,698
Contract billings in excess of cost and estimated earnings on uncompleted contracts	193,892	164,761
Income taxes payable	-	400

Total Current Liabilities	3,250,231	2,852,914

LONG-TERM LIABILITIES

Capital leases – long-term portion	14,238	19,506

Total Long-Term Liabilities	14,238	19,506

Total Liabilities	3,264,469	2,872,420

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and Outstanding	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares; 34,582,655 and 34,502,610 shares issued and outstanding respectively	345,826	345,026
Additional paid in capital	16,811,821	16,792,610
Accumulated deficit	(11,702,258)	(10,774,547)

Total Shareholders’ Equity	5,455,389	6,363,089

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,719,858	9,235,509

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

REVENUES	$1,508,246	$1,970,279

COST OF GOODS SOLD	877,292	944,025

GROSS PROFIT	630,954	1,026,254

OPERATING EXPENSES
Salaries and wages	617,848	617,261
Rent expense	79,905	65,806
General and administrative expense	492,260	474,855

Total Operating Expenses	1,190,013	1,157,922

OPERATING LOSS	(559,059)	(131,668)

OTHER INCOME (EXPENSE)

Interest income	253	6,583
Interest expense	(368,905)	(382,542)

Total Other Expenses	(368,652)	(375,959)

NET LOSS BEFORE INCOME TAXES	(927,711)	(507,627)

Income tax benefit (expense)	-	-

NET LOSS	$(927,711)	$(507,627)

BASIC AND DILUTED INCOME(LOSS) PER SHARE	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	34,578,208	34,963,927

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Three Months Ended

March 31,

	2009	2008

Net loss	$(927,711)	$(507,627)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	29,754	14,015
Amortization	393,394	410,634
Common stock issued for services/interest	2,401	-
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	11,206	44,086
(Increase)/decrease in inventory	(3,282)	(466,820)
(Increase)/decrease in other receivables	(52)	(601)
(Increase)/decrease in prepaid asset	47,545	40,425
(Increase)/decrease in cost and estimated earnings in excess of contract billings on uncompleted contracts	122,545	-
Increase/(decrease) in contract billings in excess of cost and estimated earnings on uncompleted contracts	29,131	-
Increase/(decrease) in accounts payable and accrued expenses	75,654	388,413

Net Cash Provided by/(Used for) Operating Activities	(219,415)	(77,475)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	(8,088)

Net Cash Provided by/(Used for) Investing Activities	-	(8,088)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	(6,152)	(10,724)
Change in lines of credit	18,900	(1,509)

Net Cash Provided by/(Used for) Financing Activities	12,748	(12,233)

NET INCREASE (DECREASE) IN CASH	(206,667)	(97,796)

CASH AT BEGINNING OF PERIOD	447,037	1,154,162

CASH AT END OF PERIOD	$240,370	$1,056,366

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:

Interest		$56,769	$8,950
Income taxes	$		$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for debt		$17,610	$-

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2009

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2008 financial statements.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

On December 30, 2003, pursuant to an Agreement and Plan of Reorganization, the Company completed a reverse merger with the shareholders of Reflect Scientific, Inc. in which it acquired 100% of Reflect Scientific, Inc., a California corporation in exchange for 22,914,949 common shares of the Company.  The terms of the acquisition are detailed in an 8-K filing dated December 31, 2003.  Under the terms of the agreement, the President of Reflect Scientific, Inc. became the President of the Company and was elected to the Board of Directors.  The acquisition was accounted for as a recapitalization of Reflect Scientific, Inc. because the members of Reflect Scientific, Inc. controlled the Company after the acquisition.  Reflect Scientific, Inc. was treated as the acquiring entity for accounting purposes and Cole, Inc. was the surviving entity for legal purposes.  There was no adjustment to the carrying values of the assets or liabilities of Reflect Scientific, Inc. and no goodwill was recorded. The operations for the year ended December 31, 2006 and 2005 are those of Reflect Scientific, Inc.  Effective January 19, 2007 the Company finalized an Agreement and Plan of Merger agreement with All Temp Engineering, Inc.  Effective March 6, 2007, the Company finalized an Agreement and Plan of Merger agreement with Image Labs, International.  The terms of the agreements are detailed in a 10-QSB filing dated March 31, 2007.  The Company entered into these mergers after considering All Temp’s and Image Lab’s business history, financial condition, and intellectual property. The Company has a desire to expand its services and attract and

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

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

As payment for services provided, the Company also issued 192,308 A warrants and 192,308 B warrants which were valued at $475,925 using the Black-Scholes option pricing model and expensed in the initial period.

NOTE 3 – CONVERTIBLE DEBENTURES AND WARRANTS (continued)

The debentures and warrants have anti-dilution protections, and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the debentures and warrants.

A summary of the status of the Company’s outstanding stock warrants as of March 31, 2009 and changes during the period then ended is presented below:

	2009
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	4,230,770	$.90
Granted	-	-
Expired/Cancelled	-	-
Exercised	-	-

Outstanding March 31, 2009	4,230,770	$.90

Exercisable	4,230,770	$.90

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at March 31, 2008	Weighted Average Remaining Contractual Life	Number Exercisable at March 31, 2008
$0.80	2,115,385	3.25	2,115,385
1.00	2,115,385	3.25	2,115,385

	4,230,770		4,230,770

NOTE 4 – EQUITY TRANSACTIONS

During the three month period ended March 31, 2009, the Company issued 80,045 shares of its common stock for the payment of interest of $17,610 pursuant to the convertible debenture agreement dated June 29, 2007.  The Company valued the shares at $20,011 ($0.25/share) based on the closing quote on the date issued. The additional expense of $2,401 was recorded as interest expense.

NOTE 5 – SUBSEQUENT EVENT

On April 1, 2009 the Company issued 135,462 shares of its common stock for the payment of interest of $17,610 pursuant to the convertible debenture agreement dated June 29, 2007.

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and

Hedging Activities."  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  Pursuant to the transition provisions of the Statement, the Company adopted SFAS No. 161 on January 1, 2009, with no material impact on the Company’s financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delayed the effective date of SFAS No. 157 “Fair Value Measurements” from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material impact on the Financial Statements.

In March 2009, the FASB released Proposed Staff Position SFAS 157-e, "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed".  This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, "Fair Value Measurements."  SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company is evaluating, but does not expect this guidance will have a significant impact on the Company's financial position, cash flows, or disclosures.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2009, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Management’s focus over the last several years was on the acquisition and development of our product lines. Management now feels they have the core product lines in place to now refocus its efforts on the commercialization of the product lines.  As such much of the focus over the next twelve months will be on marketing our products and expanding our customer base.

Our revenues decreased from the quarter ended March 31, 2008, from $1,970,279 to $1,508,246 for the quarter ended March 31, 2009.  This decrease is due to the general economic downturn and many potential customers postponing large capital expenditures for our product lines.  We do not expect this trend to continue in the remaining quarters of 2009.  Our products are new to the marketplace and we expect the demand to grow as our products become more familiar.   We believe the product lines are becoming commercially accepted and that sales will increase.

We do not anticipate we will emphasize acquisitions as we have in the past and instead will focus on managing our current product line.  This will require a focus from management on the sales of these products.  We anticipate the future business growth over the next twelve months to come from our current product line.

Results of Operations

March 31, 2009 and 2008

Our revenues decreased during the quarter ended March 31, 2009, to $1,508,246 from $1,970,279 for the quarter ended March 31, 2008, we believe this trend will not continue as our products gain more commercial acceptance.

Our cost of goods decreased in the quarter ending March 31, 2009, as compared to March 31, 2008 to $877,292 from $944,025. The difference was the result of decreased sales.  Overall, as a percentage of sales, our cost of goods sold was approximately 58% for the three months ended March 31, 2009 compared to 48% for the quarter ended March 31, 2008.  We anticipate the cost of goods sold percentage to vary by quarter depending on which products make up the largest percentage of sales during the quarter.  Once our products are in the market place longer, our cost of goods sold percentage should become more fixed as a percentage of sales.

We again expanded our operations during the quarter ended March 31, 2009.  Salaries and wages increased to $617,848 during the quarter ended March 31, 2009, compared to $617,261 for the quarter ended March 31, 2008.

With the increase in operating expenses from $1,157,922 for the quarter ended March 31, 2008 to $1,190,013 for the quarter ended March 31, 2009, our operating loss increased to $559,059 from $131,668 for the comparable period in 2008.  We expect that as sales start to increase, we will be able to reduce our operating loss this year.

Interest expense was $368,905 for the quarter ended March 31, 2009.  The interest expense related to our debentures is $70,110 for the quarter and $298,795 is related to the amortization of the discounts on the debenture.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at March 31, 2009, were $240,370, with accounts receivable of $994,659 and inventory of $768,781. We have relied on revenues and sales of equity and debt securities for cash resources.   Our working capital surplus/(deficit) on March 31, 2009, was $(491,443) compared to $263,279 on December 31, 2008.  To complete acquisitions and to fund our expanding operations, much of the working capital was used in the first part of 2007 requiring us to raise additional capital which was completed in June 2007. This capital was used to increase our manufacturing resulting in increased inventory.  We hope to devote some of the available cash to marketing to help increase sales over the next twelve months.

Historically, we have financed our working capital requirements through capital funding which have generated sufficient funds to offset shortfalls and cover losses.  As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities.  It is highly likely, we will again seek additional capital in the equity markets. At this time we do not know the extent of the overall financing we will need in the future. Financing will depend on how well our products are received in the marketplace.

Our long term liabilities were $14,238 on March 31, 2009.  This reflects the maturity of our debenture becoming short-term of $2,337,500,  although only $2,044,875 is reflected because of the  discounts on the debenture,  in June 2009, the debenture will be due and the total amount owed will be $2,337,500, less any future conversions.    If the debentures are not converted, we would probably have to seek some additional debt or equity financing to help repay the debenture.  The amount of debt or equity financing required will be dependent on how our operations perform over the next twelve months.  If sales increase, we may be able to repay part of the debentures with operating profits.

For the quarter ended March 31, 2009, our net cash used by operating activities was $219,415 which was up from $77,475 for the quarter ended March 31, 2008.

We anticipate losses to continue as we expand our sales efforts.  Since the products are new to the marketplace, we are not sure how sales will be in upcoming quarters but we expect they increase and should start covering our expenses.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of March 31, 2009.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the  Securities Exchange Act of 1934 (the “Exchange Act”) is(i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure.  Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to weaknesses in financial reporting as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and because our remediation of the material weaknesses identified is not yet fully complete.  We continue our efforts of remediation of these issues and believe we have made significant progress.  We have new written polices and procedures for our financial reporting process and we have implemented them during first and second quarters 2009. Notwithstanding the foregoing, we are not aware that such deficiencies have resulted in any material errors or omissions in the consolidated financial statements contained in our annual report on Form 10-K for 2008, our quarterly report on Form 10-Q for the three-month period ended March 31, 2009, or in any related disclosures. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

There have been no significant changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2009.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

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

May 15, 2009

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

May 15, 2009

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

May 15, 2009

By:  /s/ David Strate

        David Strate, CFO