Form 10-Q
period 2009-06-30
REFLECT SCIENTIFIC INC
filed 2009-08-14
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been fazed into the Interactive Data reporting system.

Yes [  ]  No  [  ]

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

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.    34,961,733 shares of $0.01 par value common stock on August 11, 2009

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reflect Scientific, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2009

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

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$263,898	$447,037
Accounts receivable	698,796	1,005,864
Other receivables	28,871	28,818
Inventories	788,533	765,589
Costs and estimated earnings in excess of contract billings on uncompleted contracts	347,414	692,905
Prepaid assets	142,046	175,980
Total Current Assets	2,269,558	3,116,193
FIXED ASSETS, NET	531,276	589,298

OTHER ASSETS
Intangible assets, net	5,270,213	5,472,851
Deferred tax asset	-	27,223
Long term prepaid asset	-	-
Deposits	29,944	29,944
Total Other Assets	5,300,157	5,530,018
TOTAL ASSETS	$8,100,991	$9,235,509

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$516,948	$584,638
Short term loan	138,010	141,366
Convertible debenture (net of discount)	2,990,000	1,752,750
Royalty payable	73,550	73,550
Capital leases – short-term portion	28,823	70,110
Interest payable	17,339	20,641
Accrued expenses	7,896	44,698
Contract billings in excess of cost and estimated earnings on uncompleted contracts	239,256	164,761
Income taxes payable	-	400
Total Current Liabilities	4,011,822	2,852,914
LONG-TERM LIABILITIES
Capital leases – long-term portion	-	19,506
Total Long-Term Liabilities	-	19,506
Total Liabilities	4,011,822	2,872,420
SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and Outstanding	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares; 34,875,040 and 34,502,610 shares issued and outstanding respectively	348,750	345,026
Additional paid in capital	16,887,280	16,792,610
Accumulated deficit	(13,146,861)	(10,774,547)
Total Shareholders’ Equity	4,089,169	6,363,089
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,100,991	9,235,509

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

REVENUES	$1,612,045	$3,270,806	$3,120,291	$5,241,085

COST OF GOODS SOLD	856,386	1,679,410	1,733,678	2,623,435

GROSS PROFIT	755,659	1,591,396	1,386,613	2,617,650

OPERATING EXPENSES
Salaries and wages	501,353	534,380	1,119,201	1,151,641
Rent expense	75,916	64,538	155,821	130,344
General and administrative expense	563,422	789,893	1,055,682	1,264,748
Total Operating Expenses	1,140,691	1,388,811	2,330,704	2,546,733

OPERATING INCOME (LOSS)	(385,032)	202,585	(944,091)	70,917
OTHER INCOME (EXPENSE)
Interest income	3,288	1,763	3,541	8,346
Interest expense	(372,859)	(381,612)	(741,764)	(764,154)
Loss on default of convertible debenture	(690,000)	-	(690,000)
Total Other Expenses	(1,059,571)	(379,849)	(1,428,223)	(755,808)
NET LOSS BEFORE INCOME TAXES	(1,444,603)	(177,264)	(2,372,314)	(684,891)
Income tax benefit (expense)		-	-	-
NET LOSS	$(1,444,603)	$(177,264)	$(2,372,314)	(684,891)
BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.04)	$(0.01)	$(0.07)	(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	34,767,515	34,316,690	34,673,630	34,225,921

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2009	2008
Net loss	$(2,372,314)	$(684,891)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	58,021	29,319
Amortization	786,887	781,268
Fair value of warrants issued	-	29,943
Common stock issued for services	17,000	-
Expense for default on convertible debenture	690,000	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	279,972	(121,711)
(Increase) decrease in inventory	(22,944)	(557,287)
(Increase) decrease in cost and estimated earnings in excess of contract billings on uncompleted contracts	345,491	(236,561)
(Increase) decrease in other receivables	27,045	(7,385)
(Increase) decrease in income tax receivable		-
(Increase) decrease in prepaid asset	61,156	82,748
(Increase) decrease in other assets		-
Increase (decrease) in contract billings in excess of cost and estimated earnings on uncompleted contracts	74,495	-
Increase (decrease) in accounts payable and accrued expenses	(113,268)	404,894
Net Cash from by Operating Activities	(168,459)	(279,663)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	(38,211)
Net Cash from by Investing Activities	-	(38,211)

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(11,324)	(11,593)
Change in long term lines of credit	(3,356)	(4,043)

Net Cash from Financing Activities	(14,680)	(15,636)

NET INCREASE (DECREASE) IN CASH	(183,139)	(333,510)

CASH AT BEGINNING OF PERIOD	447,037	1,154,162

CASH AT END OF PERIOD	$263,898	$820,652

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:

Interest	$105,000	$91,431
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	$17,000	$-
Conversion of debt to equity	$37,000	$138,000
Common stock issued for accrued interest	$44,395	$73,660

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2009

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2008 financial statements.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

June 30, 2009

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

retain talented technical personnel and believed there were strategic and financial advantages to combining the businesses.

NOTE 3 - INVENTORIES

Inventories consisted of the following at June 30, 2009:

	June 30, 2009	December 31, 2008
Work in Process	$211,370	$63,215
Finished goods	577,163	702,374

Total Inventories	$788,533	$765,589

NOTE 4 – DEFAULT ON CONVERTIBLE DEBENTURES/GOING CONCERN

On June 29, 2009 the Company’s convertible debenture came due.  The company was unable to repay the amount due of $2,300,000 at that time and the note went into default status.  As a result of the default provisions, the amount owed increased by 30% to $2,990,000.  Additionally, the interest rate going forward increased from 12% to 18%.  At this time, we still do not have the funds to pay the debenture and do not anticipate current revenue will allow us to meet ongoing interest payments.  As such, the debenture holders could force us into bankruptcy at any time which could result in the loss of any value to our shareholders.

We are trying to renegotiate the terms of the debentures as well as seek additional equity or debt capital, but have not had success at either endeavor.  It is likely if we are able to restructure the debenture terms or raise additional debt or equity capital that existing shareholders would suffer severe dilution.  Additionally, if we are unable to restructure the debt or raise additional debt or equity capital, it is likely we would be forced into bankruptcy and shareholders would lose their entire investment in the Company.  We currently have very limited assets that would most likely not be sufficient to cover existing debts on the debentures if we had to liquidate.

Based on the events described above, there exists substantial doubt about the Company’s ability to continue as a going concern.  These statements do not include any adjustment that might result from the outcome of this uncertainty.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2009

NOTE 5 – EQUITY TRANSACTIONS

During the six month period ended June 30, 2009, the Company issued 56,923 shares of its common stock for the conversion of $37,000 debt pursuant to the convertible debenture agreement dated June 29, 2007.

During the six month period ended June 30, 2009, the Company issued 215,507 shares of its common stock for interest payable.  Of these shares, 80,045 were issued during the first quarter valued at $0.25 per share and 135,462 were issued during the current quarter valued at $0.18 per share.

During the six month period ended June 30, 2009, the Company issued 100,000 shares of its common stock for consulting services valued at $17,000 or $0.17 per share.

NOTE 6 – SUBSEQUENT EVENT

On July 2, 2009 the company issued 86,693 shares of its common stock for interest payable valued at $17,339 or $0.20 per share.

NOTE 7 – New Accounting Pronouncements

In June 2009, the FASB released Proposed Staff Position SFAS 157-e, "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed".  This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, "Fair Value Measurements."  SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after June 15, 2009.  The Company has evaluated this guidance, and does not expect this guidance will have a significant impact on the Company's financial position, cash flows, or disclosures.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009 and have evaluated any subsequent events through the date of this filing.  We do not believe there are any material subsequent events, other than disclosed in Note 6, which would require further disclosure.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the fourth quarter of fiscal 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month periods ended June 30, 2009 and 2008, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our revenues decreased from the quarter ended June 30, 2008, of $3,270,806 to $1,612,045 for the quarter ended June 30, 2009.  We believe this decrease is due in most part to the current economic trends.  Our products require large capital outlays from our customers and the downturn in the economy has caused hesitancy on the part of our potential customers.  We do not expect this trend to continue.  Our products are new to the marketplace and we expect the demand to grow as our products become more familiar.   We believe the product lines are becoming commercially accepted and that sales will increase.

We do not anticipate we will emphasize acquisitions as we have in the past and instead will focus on managing our current product line.  This will require a focus from management on the sales of these products.  We anticipate the future business growth over the next twelve months to come from our current product line.

Results of Operations

June 30, 2009 and 2008

Our revenues decreased during the quarter ended June 30, 2009, to $1,612,045 from $3,270,806 for the quarter ended June 30, 2008, we believe this trend will not continue as our products gain more commercial acceptance.

Our cost of goods sold decreased in the quarter ending June 30, 2009, as compared to June 30, 2008 to $856,386 from $1,679,410. The difference was the result of decreased sales.  Overall, as a percentage of sales, our cost of goods sold was only approximately 53% for the three months ended June 30, 2009 compared to 51% for the quarter ended June 30, 2008.  We anticipate the cost of goods sold percentage to vary by quarter depending on which products make up the largest percentage of sales during the quarter.  Once our products are in the market place longer, our cost of goods sold percentage should become more fixed as a percentage of sales.

We began some cost cutting measures to our operations during the quarter ended June 30, 2009.  Salaries and wages decreased to $501,353 during the quarter ended June 30, 2009, compared to $534,380 for the quarter ended June 30, 2008.  This decrease reflects our continued efforts to cut costs of operations.

Our operating expenses decreased from $1,388,811 for the quarter ended June 30, 2008 to $1,140,691 for the quarter ended June 30, 2009 as a result of our cost cutting efforts.  We experienced an operating loss of $385,032 during the quarter ended June 30, 2009 and opposed to the operating profit of $202,585 for the comparable period in 2008.  This is a direct result of our decrease in revenues for the same periods. We expect that as sales increase, we will be able to continue to reduce our operating loss this year.

Interest expense was $372,859 for the quarter ended June 30, 2009.  This interest expense related to interest on our debentures of $70,110 for the quarter and $302,749 related to the amortization of the discounts on the debenture and interest on our lines of credit.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at June 30, 2009, were $263,898, with accounts receivable of $698,796 and inventory of $788,533. We have relied on revenues and issuances of equity and debt securities for cash resources.   Our working capital on June 30, 2009, was $(1,742,264) compared to $263,279 on December 30, 2008.  This decrease in our working capital is due in large part to our convertible debenture coming due and going into default status.

Historically, we have financed our working capital requirements through capital funding which have generated sufficient funds to offset shortfalls and cover losses.  As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities.  It is highly likely, we will again seek additional capital in the equity markets. At this time we do not know the extent of the overall financing will need in the future.  Financing we will depend on how well our products are received in the marketplace.

Our long term liabilities were $ -0- on June 30, 2009.  This reflects the maturity of our debenture becoming short-term of $2,300,000, in June 2009 the debenture came due and the total amount owed will be $2,300,000, plus the default penalty of $690,000 for a total due on the debenture of $2,990,000, less any future conversions.

For the quarter ended June 30, 2009, our net cash used by operating activities was $168,459 which was down from $279,663 for the quarter ended June 30, 2008.

We anticipate losses to continue as we expand our sales efforts.  Since the products are new to the marketplace, we are not sure how sales will be in upcoming quarters but we expect they will continue to increase and should start covering our expenses.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of June 30, 2009.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the  Securities Exchange Act of 1934 (the “Exchange Act”) is(i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure.  Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to weaknesses in financial reporting as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and because our remediation of the material weaknesses identified is not yet fully complete.  We continue our efforts of remediation of these issues and believe we have made significant progress.  We have new written policies and procedures for our financial reporting process and we have implemented them during first and second quarters 2009. Notwithstanding the foregoing, we are not aware that such deficiencies have resulted in any material errors or omissions in the consolidated financial statements contained in our annual report on Form 10-K for 2008, our quarterly report on Form 10-Q for the six-month period ended June 30, 2009, or in any related disclosures. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended June 30, 2009.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

On June 29, 2009, our debentures in the amount of $2,300,000 became due and payable.  With the downturn in the economy and the reduction in our revenues, we were unable to pay the debentures off and they went into default.  As a result of the default provisions, the amount owed increased by 30% to $2,990,000.  Additionally, the interest rate going forward increased from 12% to 18%.  At this time, we still do not have the funds to pay the debenture and do not anticipate current revenue will allow us to meet ongoing interest payments.  As such, the debenture holders could force us into bankruptcy at any time which could result in the loss of any value to our shareholders.

We are trying to renegotiate the terms of the debentures as well as seek additional equity or debt capital, but have not had success at either endeavor.  It is likely if we are able to restructure the debenture terms or raise additional debt or equity capital that existing shareholders would suffer severe dilution.  Additionally, if we are unable to restructure the debt or raise additional debt or equity capital, it is likely we would be forced into bankruptcy and shareholders would lose their entire investment in the Company.  We currently have very limited assets and assets would most likely not be sufficient to cover existing debts on the debentures if we had to liquidate.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a) Exhibits.

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation	10-SB Registration Statement*
3.2	Articles of Amendment to Articles of Incorporation	10-SB Registration Statement*
3.3	By-Laws	10-SB Registration Statement*
3.4	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 30, 2003*
3.5	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 30, 2003*
3.6	Articles of Amendment	September 30, 2004 10-QSB Quarterly Report*
3.7	By-Laws Amendment	September 30, 2004 10-QSB Quarterly Report*
4.1	Debenture	8-K Current Report dated June 29, 2007*
4.2	Form of Purchasers Warrant	8-K Current Report dated June 29, 2007*
4.3	Registration Rights Agreement	8-K Current Report dated June 29, 2007*
4.4	Form of Placement Agreement	8-K Current Report dated June 29, 2007*
10.1	Securities Purchase Agreement	8-K Current Report dated June 29, 2007*
10.2	Placement Agent Agreement	8-K Current Report dated June 29, 2007*
14	Code of Ethics	December 30, 2003 10-KSB Annual Report*
21	Subsidiaries of the Company	December 30, 2004 10-KSB Annual Report*
30.1	302 Certification of Kim Boyce
30.2	302 Certification of David Strate
32	906 Certification

Exhibits

Additional Exhibits Incorporated by Reference

*	Reflect California Reorganization	8-K Current Report dated December 30, 2003
*	JMST Acquisition	8-K Current Report dated April 4, 2006
*	Cryomastor Reorganization	8-K Current Report dated September 27, 2006
*	Image Labs Merger Agreement Signing	8-K Current Report dated November 15, 2006
*	All Temp Merger Agreement Signing	8-K Current Report dated November 17, 2006
*	All Temp Merger Agreement Closing	8-KA Current Report dated November 17, 2006
*	Image Labs Merger Agreement Closing	8-KA Current Report dated November 15, 2006

* Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reflect Scientific, Inc.

(Registrant)

Date:

August 14, 2009

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

August 14, 2009

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

August 14, 2009

By:  /s/ David Strate

        David Strate, CFO