Form 10-Q
period 2009-09-30
REFLECT SCIENTIFIC INC
filed 2009-11-16
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes [   ]   No [X]   The registrant has not been phased into the Interactive Data reporting system.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer  [ ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

35,721,650 shares of $0.01 par value common stock on November 16, 2009

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reflect Scientific, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2009

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

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

September 30, 2009	December 31, 2008
(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$110,952	$447,037
Accounts receivable	659,752	1,005,864
Other receivables	27,490	28,818
Inventories	591,919	765,589
Cost and estimated earnings in excess of contract
billings on uncompleted contracts	116,078	692,905
Prepaid assets	101,213	175,980
Total Current Assets	1,607,404	3,116,193

FIXED ASSETS, NET	499,584	589,298

OTHER ASSETS
Intangible assets, net	5,168,995	5,472,851
Deferred tax asset	-	27,223
Deposits	29,944	29,944
Total Other Assets	5,198,939	5,530,018

TOTAL ASSETS	$7,305,927	$9,235,509

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

September 30, 2009	December 31, 2008
(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$395,627	$584,638
Short term loan	159,566	141,366
Convertible debenture (net of discount)	2,940,000	1,752,750
Royalty payable	73,550	73,550
Capital leases – short term portion	-	70,110
Interest payable	101,250	20,641
Accrued expenses	151,760	44,698
Contract billings in excess of cost and estimated
earnings on uncompleted contracts	255,961	164,761
Income taxes payable	1,913	400
Total Current Liabilities	4,079,627	2,852,914

LONG-TERM LIABILITIES
Capital leases - long term portion	-	19,506
Total Long-term Liabilities	-	19,506

Total Liabilities	4,079,627	2,872,420

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 5,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 shares
authorized; 35,196,650 and 34,502,610 shares
issued and outstanding, respectively	351,966	345,026
Additional paid in capital	16,953,777	16,792,610
Accumulated deficit	(14,079,443)	(10,774,547)
Total Shareholders’ Equity	3,226,300	6,363,089

TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$7,305,927	$9,235,509

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		Fro the Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUES	$ 1,166,829	$2,548,942	$4,287,120	$7,790,028

COST OF GOODS SOLD	953,252	916,374	2,686,930	3,539,809

GROSS PROFIT	213,577	1,632,568	1,600,190	4,250,219

OPERATING EXPENSES
Salaries and wages	531,808	589,956	1,651,009	1,741,597
Rent expense	83,759	75,425	239,580	205,769
General and administrative expense	411,531	762,567	1,467,213	2,027,315
Total operating expenses	1,027,098	1,427,948	3,357,802	3,974,681

OPERATING INCOME (LOSS)	(813,521)	204,620	(1,757,612)	275,538

OTHER INCOME (EXPENSE)
Interest income	1,521	2,073	5,062	10,419
Interest expense	(120,582)	(376,236)	(862,346)	(1,140,389)
Loss on default of convertible debenture	-	-	(690,000)	-
Total Other Expense	(119,061)	(374,163)	(1,547,284)	(1,129,970)

NET LOSS BEFORE INCOME TAXES	(932,582)	(169,543)	(3,304,896)	(854,432)
Income tax benefit (expense)	-	-	-	-

NET LOSS	$(932,582)	$(169,543)	$(3,304,896)	$(854,432)

BASIC AND FULLY DILUTED LOSS PER
SHARE	$(0.03)	$(0.01)	$(0.10)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	34,892,802	34,423,739	34,735,585	34,313,027

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,	For the Nine Months Ended September
	2009	2008
Net loss	$(3,304,896)	$(854,432)
Adjustments to reconcile net loss to net cash
from by operating activities:
Depreciation	89,714	44,029
Amortization	888,106	1,168,149
Fair value of warrants issued	-	29,943
Common stock issued for services/interest	17,000	3,722
Expense for default on convertible debenture	690,000	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	346,112	172,146
(Increase) decrease in inventory	173,670	(918,314)
(Increase) decrease in cost and estimated earnings in excess of
contract billings on uncompleted contracts	576,827	(397,718)
(Increase) decrease in other receivables	1,328	(7,653)
(Increase) decrease in prepaid asset	101,989	120,065
(Increase) decrease in other assets	-	-
Increase (decrease) in contract billings in excess of cost and
estimated earnings on uncompleted contracts	91,200	(29,436)
Increase (decrease) in accounts payable and accrued expenses	14,811	204,272
Net Cash from Operating Activities	(314,139)	(465,227)

CASH FLOWS FROM INVESTING ACTIVITIES Cash paid for fixed assets
	-	(58,867)
Net Cash from Investing Activities	-	(58,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments made on notes payable	(40,147)	(11,593)
Change in long-term lines of credit	18,201	(17,641)
Net Cash from Financing Activities	(21,946)	(29,234)
NET INCREASE (DECREASE) IN CASH	(336,085)	(553,328)

CASH AT BEGINNING OF PERIOD	447,037	1,154,162

CASH AT END OF PERIOD	$110,952	$600,834
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	105,000	748,370
NON-CASH FINANCING ACTIVITIES: Common stock issued for services Conversion of debt to equity	17,000 64,107	- 73,661
Common stock issued for accrued interest	87,000	-
Shareholder debt forgiveness	-	3,500

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Condensed Financial Statements

September 30, 2009

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2008 financial statements.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

NOTE 3 - INVENTORIES

Inventories consisted of the following at September 30, 2009:

	September 30, 2009	December 31, 2008
Work in Process	$83,994	$63,215
Finished goods	507,925	702,374

Total Inventories	$591,919	$765,589

NOTE 4 – DEFAULT ON CONVERTIBLE DEBENTURES

On June 29, 2009 the Company’s convertible debenture came due.  The company was unable to repay the amount due of $2,300,000 at that time and the note went into default status.  Under the terms of the debenture, a penalty of 30% of the outstanding principle shall be accrued.  On the date of default the company recognized this additional amount due of $690,000.  Also under the terms of the debenture, upon default, the company is required to accrue and pay interest at the default rate of 18%.

Chestnut Ridge Partners, who held $87,000 in debentures, agreed to convert the amount due, including accrued interest, to the Company’s restricted common stock, as provided in the Debenture Agreement.

The Company is currently in negotiations with the remaining holders of the convertible debenture to modify the terms thereof and seek a solution to this issue.

Based on the events described above, there exists substantial doubt about the Company’s ability to continue as a going concern.  These statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 5 – EQUITY TRANSACTIONS

During the nine month period ended September 30, 2009, the Company issued 273,590 shares of its common stock for the conversion of $87,000 debt pursuant to the convertible debenture agreement dated June 29, 2007, and 320,450 shares of its common stock for interest payable, which were valued at amounts ranging from $0.18 to $0.25 per share.

During the nine month period ended September 30, 2009, the Company issued 100,000 shares of its common stock for consulting services valued at $17,000 or $0.17 per share.

NOTE 6 – SUBSEQUENT EVENTS

Equity Transactions:

On October 13, 2009 the Company issued 300,000 shares of its restricted common stock under the terms of a consulting agreement services.  On October 19 the Company issued 25,000 shares of its restricted common stock to a former employee.  On November 2, 2009, the Company issued 200,000 shares of its restricted common stock in payment of professional services.

On October 31, 2009, the Company moved its Cryometrix subsidiary to Montana.  The consolidation of the manufacturing operations will bring greater efficiencies while at the same time provide cost savings.

These changes will result in both hard and soft dollar charges.  The Company is evaluating and quantifying the charges that will result from these actions.

The Company has evaluated subsequent events through November 16, 2009, the date the financial statements were issued, and has concluded that no other recognized or non-recognized subsequent events have occurred since the quarter ended September 30, 2009.

Litigation:

On October 16, 2009, the Company filed a complaint in the Third District Court in the State of Utah in which it seeks the return of the stock issued for the acquisition of Cryomastor.  The action alleges misrepresentation and, in addition to the return of the stock, seeks monetary damages

NOTE 7 – New Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168.  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases of conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which was primarily codified into Topic 855 “Subsequent Events” in the ASC.  SFAS 165 establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted the provisions of SFAS 165 for the quarter ended September 30, 2009 and have evaluated any subsequent events through the date of this filing.  We do not believe there are any material subsequent events which would require further disclosure. See Note 6.

In June 2009, the FASB issued guidance under SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), which was subsequently codified into ASC Topic 860.  SFAS 166 amends SFAS 140 by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the standard requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of SFAS 166) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  This guidance is effective for the Company beginning on January 1, 2010.  The Company has not yet determined the impact that adoption of this guidance will have on its financial statements.

In June 2009, the FASB issued guidance under SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was subsequently codified into ASC Topic 810. Among other items, this guidance responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. This guidance is effective for the Company beginning on January 1, 2010.  The Company has not yet determined the impact that adoption of this guidance will have on its financial statements.

In August 2009, the FASB issued guidance under Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”.  This guidance clarifies how the fair value a liability should be determined.  This guidance is effective for the first reporting period after issuance.  The Company will adopt this guidance for its fourth fiscal quarter 2009.  The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operations, financial position or cash flows. Based on that review, it believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month periods ended September 30, 2009 and 2008, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 30, 2008.

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

Our year-to-date revenues have decreased during 2009 compared to year-to-date 2008 revenues.  We believe this decrease is due in most part to the current economic trends.  Our products require large capital outlays from our customers and the downturn in the economy has caused hesitancy on the part of our potential customers.  We do not expect this trend to continue.  Our products are new to the marketplace and we expect the demand to grow as our products become more familiar.   We believe the product lines are becoming commercially accepted and that sales will increase.

We do not anticipate we will emphasize acquisitions as we have in the past and instead will focus on managing our current product line.  This will require a focus from management on the sales of these products.  We anticipate the future business growth over the next twelve months to come from our current product line.

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$1,166,829	$2,548,942	$4,287,120	$7,790,028
Cost of Sales	953,252	916,374	2,686,930	3,539,809

Gross Profit	213,577	1,632,568	1,600,190	4,250,219

Operating Expenses	1,027,098	1,427,948	3,357,802	3,974,681

Operating Income (Loss)	(813,521)	204,620	(1,757,612)	275,538

Other Income (Expense)	(119,061)	(374,163)	(1,547,284)	(1,129,970)
Income tax benefit	-	-	-	-
Net Loss	$(932,582)	$(169,543)	$(3,304,896)	$(854,432)

Three Months Ended September 30, 2009 and 2008

Our revenues decreased during the quarter ended September 30, 2009 to $1,166,829 as compared to $2,548,942 for the quarter ended September 30, 2008.  We believe this decline will reverse itself as the economic climate improves and our products gain more commercial acceptance.  The gross margins realized on products vary significantly, making quarter to quarter comparisons very difficult due the varied product sales mix within those quarters.

Our cost of goods sold increased to $953,252 in the quarter ending September 30, 2009, as compared to $916,374 for the period ended September 30, 2008. The difference is primarily the result of the mix of product sales.  Once our products gain wider market acceptance and volumes increase, components can be purchased in larger quantities at lower prices.  With those higher volumes it is expected that gross margin percentage will fall into a narrower range as a percentage of sales.

We began some cost cutting measures to our operations during the quarter ended September 30, 2009.  Salaries and wages decreased to $531,808 during the quarter ended September 30, 2009, compared to $589,956 for the quarter ended September 30, 2008.  This decrease reflects our continued efforts to reduce our cost of operations.

Our operating expenses decreased to $1,027,098 for the quarter ended September 30, 2009 from $1,427,948 for the quarter ended September 30, 2008 as a result of our cost reduction efforts.  The $400,850 reduction is a 28% cost reduction.  Trade shows and the expenses related to their attendance were held during the first six months, with no additional trade shows being attended during this past three month period.  These reductions, coupled with savings in customer service, contract services, and marketing were the major contributors to the total reduction. We experienced an operating loss of ($813,521) during the quarter ended September 30, 2009.  This compares to an operating profit of $204,620 for the comparable period in 2008.  The cost savings made during the quarter ended September 30, 2009 were not sufficient to make up for the reduced sales and gross margins experienced for the period.

Other expense was $119,061 for the quarter ended September 30, 2009, of which $117,615 is interest on our debentures.  After our default on the debentures the interest rate increased from 12% to 18% per annum.  Other expense for the three months ended September 30, 2008 was $374,163.

Nine Months Ended September 30, 2009 and 2008

Revenues for the nine months ended September 30, 2009 were $4,287,120, a decline of $3,502,908 from the $7,790,028 in revenues for the nine months ended September 30, 2008.  Our products are capital budget items for our customers. The business and economic environment has forced many companies to reduce, if not entirely eliminate, discretionary spending.  Capital items are generally one of the first victims of those reductions.  There can be no assurance that sales will strengthen until the current economic conditions improve.

Gross margins for year-to-date sales in 2009 were 37% compared to 54% for the comparable period in 2008.  As stated above, the gross margins will vary with the mixture of product sales.

Operating expenses for the nine months ended September 30, 2009 were $3,357,802, a reduction of $616,879 from the operating expenses of $3,974,681 for the comparable period in 2008.  The reductions result from management’s commitment to reduce expenses and increase efficiencies.

Other expense for the nine months ended September 30, 2009 was $1,547,284, which includes a $690,000 penalty for the debenture default.  Excluding the default penalty, other expense for the period was $857,280, which is a $272,690 reduction from the $1,129,970 in other expense for the nine months ended September 30, 2008.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at September 30, 2009, were $110,952, with accounts receivable of $659,752 and inventory of $591,919. We have relied on revenues and issuances of equity and debt securities for cash resources.   Our working capital deficit on September 30, 2009, was $(2,472,223) compared to $263,279 on December 30, 2008.

Historically, we have financed our working capital requirements through capital fundings which have generated sufficient funds to offset shortfalls and cover losses.  As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities.  It is highly likely that we will seek additional capital in the equity markets. At this time we do not know the extent of the overall financing we will need in the future. Financing will depend on how well our products are received in the marketplace.

Our long term liabilities were $ -0- on September 30, 2009.  This reflects the maturity of our debenture of $2,300,000 becoming short-term.  The unconverted debentures of $2,250,000, plus the default penalty of $690,000 make a total due on the debenture of $2,940,000, less any future conversions.

For the nine months ended September 30, 2009, our net cash used by operating activities was $341,139, a reduction of $124,098 from the $465,227 which was used during the nine month period ended September 30, 2008.

We anticipate losses to continue as we work to increase sales of our existing products and introduce new products into the marketplace.  Since some of our products are new, we are not sure how sales will increase in the upcoming quarters but anticipate they will continue to increase to the levels that they will cover operating expenses.

We are in default on our convertible debentures and could be foreclosed on at any time.  There exists substantial doubt about our ability to continue as a going concern.  These statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of September 30, 2009.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the  Securities Exchange Act of 1934 (the “Exchange Act”) is(i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure.  Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to weaknesses in financial reporting as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and because our remediation of the material weaknesses identified is not yet fully complete.  We continue our efforts of remediation of these issues and believe we have made significant progress.  We have new written policies and procedures for our financial reporting process and we have implemented them during the first nine months of 2009. Notwithstanding the foregoing, we are not aware that such deficiencies have resulted in any material errors or omissions in the consolidated financial statements contained in our annual report on Form 10-K for 2008, our quarterly report on Form 10-Q for the three and nine month periods ended September 30, 2009, or in any related disclosures. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended September 30, 2009.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

As of September 30, 2009 the Company is in default on its Senior Secured Convertible Debenture.  The Company was unable to repay the debenture as demanded by the debenture holders.  The total amount under default was $2,300,000 plus a default principle of 30% or $690,000.  The total amount currently in default is $2,940,000 after $50,000 of the debentures were converted in September.  Under the terms of the debenture the interest rate increases from 12% to 18% upon default.  The company is not current on its interest payments.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a) Exhibits.

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation	10-SB Registration Statement*
3.2	Articles of Amendment to Articles of Incorporation	10-SB Registration Statement*
3.3	By-Laws	10-SB Registration Statement*
3.4	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 30, 2003*
3.5	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 30, 2003*
3.6	Articles of Amendment	September 30, 2004 10-QSB Quarterly Report*
3.7	By-Laws Amendment	September 30, 2004 10-QSB Quarterly Report*
4.1	Debenture	8-K Current Report dated June 29, 2007*

4.2	Form of Purchasers Warrant	8-K Current Report dated June 29, 2007*
4.3	Registration Rights Agreement	8-K Current Report dated June 29, 2007*
4.4	Form of Placement Agreement	8-K Current Report dated June 29, 2007*
10.1	Securities Purchase Agreement	8-K Current Report dated June 29, 2007*
10.2	Placement Agent Agreement	8-K Current Report dated June 29, 2007*
14	Code of Ethics	December 30, 2003 10-KSB Annual Report*
21	Subsidiaries of the Company	December 30, 2004 10-KSB Annual Report*
30.1	302 Certification of Kim Boyce
30.2	302 Certification of Keith Merrell
32	906 Certification

Exhibits

Additional Exhibits Incorporated by Reference

*	Reflect California Reorganization	8-K Current Report dated December 30, 2003
*	JMST Acquisition	8-K Current Report dated April 4, 2006
*	Cryomastor Reorganization	8-K Current Report dated September 27, 2006
*	Image Labs Merger Agreement Signing	8-K Current Report dated November 15, 2006
*	All Temp Merger Agreement Signing	8-K Current Report dated November 17, 2006
*	All Temp Merger Agreement Closing	8-KA Current Report dated November 17, 2006
*	Image Labs Merger Agreement Closing	8-KA Current Report dated November 15, 2006

* Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reflect Scientific, Inc.

               (Registrant)

Date:

November 16, 2009

By:  /s/ Kim Boyce

Kim Boyce, CEO, President and Director

Date:

November 16, 2009

By:  /s/ Tom Tait

Tom Tait, Vice President and Director

Date:

November 16, 2009

By:  /s/ Keith Merrell

Keith Merrell, CFO