Form 10-Q/A
period 2009-03-31
REFLECT SCIENTIFIC INC
filed 2010-02-09
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

February 9, 2010

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

February 9, 2010

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

February 9, 2010

By:  /s/ Keith L. Merrell

        Keith L. Merrell, CFO