Form 10-K/A
period 2008-12-31
REFLECT SCIENTIFIC INC
filed 2010-03-31
CIK 1103090

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. - 000-3137708397

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

There are approximately 16,289,360 shares of common voting stock of the Issuer held by non-affiliates, and based upon the average bid and asked prices of our common stock on March 29, 2010 of $0.12, as reported by the OTC Bulletin Board of the National Association of Securities Dealers, Inc., the aggregate market value of our common stock held by non-affiliates was approximately $1,954,723.

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

March 29, 2010:  Common – 35,221,650

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13, of this Annual Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

Explanatory Note:

This filing is an amendment to  the Form 10-K for the year ended December 31, 2008, originally filed with the Securities and Exchange Commission on April 15, 2009.  The following sections of that original filing are hereby amended by this filing:

Item 9(A)T.

Controls and Procedures.

Signatures

Exhibits 31.1 and 31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32

Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to

Section 908 of the Sarbanes-Oxley Act of 2002

Item 9(A)T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Securities Exchange Act”), as amended, required by paragraph (b) of Rule 13a-15 or rule 15d-15.  Based on this evaluation, our CEO and CFO concluded our disclosure controls and procedures as of the end of the period covered by this report were ineffective due to the material weakness noted below.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control – Integrated Framework”.  Based on this evaluation, our management concluded that, as of December 31, 2008, there are material weaknesses in our internal controls over financial reporting, as identified and discussed in the following paragraph.  Pursuant to the disclosure requirement of Item 308T(a)(3) of Regulation S-K, management concluded that our internal control over financial reporting, because of the material weaknesses identified during our evaluation, was ineffective as of December 31, 2008.

The matters involving internal controls and procedures that the Company’s management consider to be  material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by the Company’s Chief Financial Officer in connection with the preparation of our financial statements as of December 31, 2008 and the matters were communicated to our management and board of directors.

Management’s Remediation Initiatives

Although the Company is unable to meet the standards under COSO because of the limited funds available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company, resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

 Attestation of Internal Controls by Registered Public Accounting Firm

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

REFLECT SCIENTIFIC, INC.

Date:	3/30/2010	By:	/s/Kim Boyce
Kim Boyce, Chief Executive Officer and Director

Date:	3/30/2010	By:	/s/Keith Merrell
Keith Merrell, Chief Financial Officer (Principal Accounting Officer

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	3/30/2010	By:	/s/Kim Boyce
Kim Boyce, Chief Executive Officer and Director

Date:	3/30/2010	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	3/30/2010	By:	/s/Kevin Cooksy
Kevin Cooksy, Secretary