Form 10-K
period 2009-12-31
REFLECT SCIENTIFIC INC
filed 2010-03-31
CIK 1103090

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. - 000-313770

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No     (2) Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). The registrant has not been phased into the Interactive Data reporting system.    Yes [ X ]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer  [  ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State Issuer’s revenues for its most recent fiscal year:  December 31, 2009 - $5,658,125.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,336,176

There are approximately 18,067,400 shares of common voting stock of the Issuer held by non-affiliates, and based upon the average bid and asked prices of our common stock on March 30, 2010 of $0.11, as reported by the OTC Bulletin Board of the National Association of Securities Dealers, Inc., the aggregate market value of our common stock held by non-affiliates was approximately $1,987,414.

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

March 30, 2010:  Common – 35,221,650

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13, of this Annual Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

TABLE OF CONTENTS

PART I…………..…………………………………………………………………………….. 4

     Item 1. Description of Business……………………………………………………………….4

     Item 1a. Risk Factors……………………………………………………………………… 10

     Item 2. Description of Property…………………………………………………………….. 10

     Item 3. Legal Proceedings…………………………………………………………………   10

     Item 4. Submission of Matters to a Vote of Security Holders……………………………….  11

PART II………………………………………………………………………………………  11

     Item 5. Market for Common Equity and Related Stockholder Matters and

                 Small Business Issuer Purchases of Equity Securities……………………………….   11

     Item 6. Select Financial Date………………………………………………………………   12

     Item 7. Management’s Discussion and Analysis or Plan of Operation………………………   12

     Item 7a. Quantitative and Qualitative Disclosure About Market Risk……………………….   15

     Item 8. Financial Statements…………………………………………………………………15

     Item 9. Changes in and Disagreements with Accountants on Accounting and

                 Financial Disclosure………………………………………………………………….15

     Item 9(A)T. Controls and Procedures………………………………………………………..15

     Item 9(B). Other Information…………………………………………………………………16

PART III………………………………………………………………………………………  16

     Item 10. Directors, Executive Officers, Promoters and Control Persons;

                   Compliance with Section 16(a) of the Exchange Act……………………………….  16

     Item 11. Executive Compensation……………………………………………………………18

     Item 12. Security Ownership of Certain Beneficial Owners and Management………………    20

     Item 13. Certain Relationships and Related Transactions…………………………………….  21

     Item 14. Principal Accounting Fees and Services……………………………………………. 21

     Item 15. Exhibits……………………………………………………………………………  23

SIGNATURES…………………………………………………………………………………24

Forward-Looking Statements

When used in this Annual Report on Form 10-K, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements specifically include, but are not limited to, our expectations regarding strategic business initiatives, our intentions to defend our intellectual property rights, continue our research and development, seek regulatory approvals and plans regarding sales and marketing.

We caution readers not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report, are based on certain assumptions and expectations which may or may not be valid or actually occur and which involve various risks and uncertainties, including but not limited to competitive products and pricing, difficulties in product development, commercialization and technology, changes in the regulation of life science products, or other necessary approvals to sell future products and other risk described elsewhere herein.  If and when sales of our new product lines commence, sales may not reach the levels anticipated.  As a result, our actual results for future periods could differ materially from those anticipated or projected.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

Item 1. Description of Business

Business Development

History

Reflect Scientific, Inc., a Utah corporation (the “Company,” “we,” “our,” “us” and words of similar import), was organized under the laws of the State of Utah on November 3, 1999, under the name “Cole, Inc.”  On December 31, 2003, we acquired Reflect Scientific, Inc., a California corporation.  We changed our name to “Reflect Scientific, Inc.” and succeeded to the business operations of our wholly-owned subsidiary, that involved the manufacture and distribution of unique laboratory consumables and disposables such as filtration and purification products, customized sample handling vials, electronic wiring assemblies, high temperature silicone, graphite and vespel/graphite sealing components for use by original equipment manufacturers (“OEM”) in the chemical analysis industries, primarily in the field of gas/liquid chromatography.  See our 8-K Current Report dated December 31, 2003, which was filed with the Securities and Exchange Commission on January 15, 2004, and is incorporated herein by reference.  See Part III, Item 13.

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

On June 27, 2006, we completed the acquisition of Cryomastor pursuant to an Agreement and Plan of Merger (the “Cryomastor Merger Agreement”), which became our wholly-owned subsidiary; changed its name to “Cryometrix, Inc.”; and succeeded to its business operations, which involved the manufacture and sale of ultra low temperature freezer systems powered by liquid nitrogen for use in bio-repositories associated with the biotech and pharmaceutical industries, as well as government facilities, universities and many other diverse applications that require a large number of reliable and energy efficient freezers.  See our 8-K Current Report dated June 27, 2006, which was filed with the Securities and Exchange Commission on June 30, 2006, and is incorporated herein by reference.  See Part III, Item 13.

On November 15, 2006, we entered into an Agreement and Plan of Merger (the “Image Labs Merger Agreement”) between Image Acquisition Corp., a Georgia corporation and our wholly-owned subsidiary (“Merger Subsidiary”); Smithgall & Associates, Inc., dba Image Labs International, a Georgia corporation (“Image Labs”); and Brian Smithgall (“Smithgall”), the sole shareholder of Image Labs (the “Image Labs Shareholder”).  Established in 1993 and located in Bozeman, Montana, Image Labs is a manufacturer and developer of factory automation equipment. The primary product lines focus in the areas of automated inspection, measurement and material handling.  See our 8-K Current Report dated November 15, 2006, which was filed with the Securities and Exchange Commission on November 21, 2006, and is incorporated herein by reference.  See Part III, Item 13.  In February 2010, management made the decision to divest this business.  See Footnote 18 – Subsequent Events in the financial statements.

On November 17, 2006, we entered into an Agreement and Plan of Merger (the “The All Temp Merger Agreement”) between our wholly-owned subsidiary,  Cryometrix, Inc. (“Merger Subsidiary”); All Temp Engineering Inc., a California corporation (“All Temp”); J F Dain & E L Dain CO   T Tee Dain Family Revocable Trust U/A Dated 12/17/2001 (the “Dain Trust”) and Nicholas J. Henneman (“Henneman”), the sole All Temp Shareholders (collectively, the “All Temp Shareholders”); and John F. Dain, individually (“Dain”).   All Temp was located in San Jose, California and has been providing engineered solutions and services to the cryogenics industry for over 24 years.  All Temp served numerous companies in business sectors such as biotech, pharmaceutical, medical devices, research, universities, semiconductor, aerospace, military, and industrial food processing.  See our 8-K Current Report dated November 17, 2006, which was filed with the Securities and Exchange Commission on November 22, 2006, and is incorporated herein by reference.  See Part III, Item 13.

On June 29, 2007, we completed the sale of $2,500,000 of debentures.  See our 8-K Current Report dated July 2, 2008, and is incorporated herein by reference.  See Part III, Item 13.

Business

Overview

Reflect Scientific is engaged in the manufacture and distribution of innovative products targeted at the life science market. Our customers include hospitals and diagnostic laboratories, pharmaceutical and biotech companies, universities, government and private sector research facilities, and chemical and industrial companies.

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

Our Cryometrix brand ultra low temperature freezers innovative design enables our customers to save substantially on energy costs related to cryogenic storage. Ultra low temperature freezers are used world-wide for the storage of vaccines, DNA, RNA, proteins and many other biological and chemical samples. There is a growing need for energy efficient, reliable ultra low temperature storage units.  We will continue to expand into this growing market with the Cryometrix freezer.  The application of this technology for use in refrigerated trailers (commonly called “reefers”) used to transport goods which need to be maintained in a cold environment significantly broadens the market for this technology.  The utilization of this technology to reefers eliminates the current method of cooling, which uses engines run on hydrocarbon fuels.  The Cryometrix technology is pollutant free and is more cost effective and efficient than technologies currently being used.

Products

Reflect Scientific designs, develops and sells scientific equipment for the Life Science and Manufacturing industries.  Since our wholly owned subsidiary, Reflect Scientific’s, organization in 1991, our focus is and has been on providing value added products, analytic testing equipment and stand alone products for the life science and industrial market place.  Reflect Scientific’s products range from non-mechanical Cyrometrix™ freezers, products and parts for life science industry to tools and analytical services for industrial manufacturing.

All of Reflect Scientific’s products and services are developed with one key factor in mind:  Do they provide a superior cost/benefit to the customer than other products in the same market space.  With years of experience in the life science and industrial manufacturing markets, Reflect Scientific has been able to develop not only unique patentable products, but products that we believe offer immediate advantages and cost savings over any other competing and existing products on the market.

We have developed a business model with a focus on intellectual expertise in design and development of products and solutions for life science and industrial manufacturing industries.  We outsource the majority of our manufacturing, allowing us to maintain the flexibility to develop products across multiple lines and industries.  Our strength is in providing products which we believe offer immediate, verifiable, cost saving solutions.

We have found many companies that can manufacture products to our specification, allowing us to focus on our core competencies of development and design and maintain a flexible corporate structure capable of taking advantage of new opportunities without the large capital investment required to acquire tooling and manufacturing equipment.  This focus on the intellectual expertise as opposed to manufacturing of products also allows us to develop products along multiple industry lines and to tailor our products to specific needs in a variety of industrial settings.  Our products are sold in the biotechnology, pharmaceutical and medical industries, as well as the manufacturing industries such as automotive.

Cryometrix Freezers

Our Cryometrix ultra low temperature freezers are, we believe, a technological breakthrough that provides energy savings and other critically important benefits to cryo-storage customers in the Life Science related industries.  Ultra low temperature freezers are used in multiple industries for the storage of everything from blood to cancer vaccines.  These freezers are used by companies and organizations such as the Red Cross, hospitals and biotechnology research facilities.

The only ultra low temperature freezers currently available are produced by a limited number of companies and rely on a mechanical process for cooling.  Because of inadequacies in the mechanical process, we believe there is wastage of inventory each year because of the problems of proper cooling found in the mechanical freezers.

Our freezers are a complete divergence from the current technology used in ultra low temperature freezers.  Through the advantages of our technology, we believe our freezers solve the current inadequacies and provide immediate cost savings for our clients.   Current cryogenic storage equipment falls short of customer expectations in a variety of key performance criteria.

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

▪

Much larger storage volume per area of floor space occupied – reduced facilities cost

▪

Reliable and essentially maintenance free; further lowering cost of ownership

We believe existing freezers are outdated and our freezers will be the desired technology to which the industry will move, providing us the opportunity to gain a significant market share in this large market.

The adaptation of the freezer technology to refrigeration systems used on trailers (“reefers”) for transporting perishable items opens a significant new market.  Trailers can easily be retrofit with the Cryogenix unit, which provides pollutant free and more efficient operations at a cost savings compared to the diesel powered units currently used.  The reefer market is a $1 billion market.  The non-polluting Cryogenix unit provides significant benefits over any other unit currently marketed.

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

Reflect Scientific is also poised to provide consumables to the same group of customers that purchase detectors. This one stop shopping is very attractive to customers and is unique in the OEM supply industry, further making Reflect Scientific the choice for OEMs.

Inspection and Testing Equipment

Our inspection and testing equipment product lines were sold effective March 2, 2010.  See Footnote 18 – Subsequent Events to the financial statements.

Competition

The environment for our products and services is intensely competitive. Although the complexity of the products we produce limits the number of companies we compete with, the companies with competing technology are generally larger and often subsidiaries or divisions of very large multinational companies.  Our competitors size and association with large multinational companies gives them advantages over us in the ability to access potential customers.  Many potential customers already purchase products either directly from our competitors or from another subsidiary of these large multinational companies, creating natural inroads to sales that we do not possess.

Given our relative size verses our competitors, we often have to seek niche markets for our products or focus on selling components to be used in our competitors larger detection units.  We believe, however, that our technology and experience in the ultra low freezers and detectors allows us to be competitive in those markets.  However, since our products are new to the marketplace, the products long term commercial acceptance is still unknown.  Most of our products compete against multiple competitors, with our refrigeration products competing primarily against Thermo Fisher Scientific and Sanyo Corporation.

Growth Plan

We continue to evaluate acquisitions of businesses and technologies to enhance our revenues in the Life Science and green technology markets.  In addition to organic growth with our existing product lines we will continue to research and investigate acquisitions which match our core commitment in order to grow our Company and enhance shareholder value.

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

We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members appointment, compensation and oversight of the work of public companies auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

We protect some of our technology as trade secrets and, where appropriate, we use trademarks or register trademarks used in connection with our products.

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

Patent 7,283,224 is included in the assignment of assets and liabilities related to the divestiture of Image Labs and Miralogix. See Footnote 18 – Subsequent Events to the financial statements.

Royalty agreements were executed with JMST, Cryometrix, All Temp and Image Labs as a condition of the companies’ acquisitions. Under the terms of the royalty agreements:

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

Image Labs – The shareholders of Image Labs will receive a running earnout on the gross revenues derived from products associated with Image Labs including value added re-sales and custom engineering business segments.  The earnout is established as 1.25% of all gross revenues and an additional 1.25% of all revenues if the company achieves EBIT of 10%.  This segment specifically excludes anything received from our Catpro product lines. The royalty is payable quarterly so long as Reflect Scientific owns the Image Labs’ product line and services and as long as the business segment achieves an earnings before interest and taxes of 10% in the quarter the royalty payments are due.  The royalty lasts for the life of the Image Labs’ shareholders.

Research and Development Costs During the Last Two Fiscal Years

During the year ended December 31, 2009, we expended $307,433 for research and development.  During the year ended December 31, 2008, we expended $297,402 for research and development.  The majority of the research and development on our products was completed by the companies we purchased prior to our acquisition of those companies.  We expect research and development cost to increase in the future with our ownership of the new companies and product lines.

Employees

As of March 30, 2010, subsequent to the balance sheet date, we had 5 employees on a full-time basis and 4 part time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

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

Item 1a. Risk Factors

Not applicable for Small Business Issuers

Item 2. Description of Property

Reflect Scientific operates out of two facilities.

Orem, Utah - This facility is a warehouse, manufacturing and office facility with 6,000 square feet of space; we lease this facility at $3,800 per month, with the lease term expiring on November 30, 2014.

Bozeman, Montana - This facility is a warehouse, manufacturing and office facility with 9,140 square feet of space; we lease this facility at $9,801 per month, with the lease term expiring on May 31, 2011. Subsequent to year end the lease was assumed by the purchasing entity.

Item 3. Legal Proceedings

On October 16, 2009, the Company filed a complaint in the Third District Court in the State of Utah in which it seeks the return of the stock issued for the acquisition of Cryomastor.  The action alleges misrepresentation and, in addition to the return of the stock, seeks monetary damages

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the period covered by this Annual Report or during the previous two fiscal years.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Since July 6, 2005, our common stock has been listed under the symbol “RSCF” on the OTCBB.  Prior to July 6, 2005, our stock traded under the symbol “COLH” since its initial listing on May 24, 2001.  The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2009, 2008 and 2007. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	2009		2008		2007
	High	Low	High	Low	High	Low

Quarter ended December 31	$ 0.24	$0.12	$0.20	$0.40	$1.95	$1.20
Quarter ended September 30	$ 0.24	$0.14	$0.77	$.0.44	$1.88	$1.12
Quarter ended June 30	$ 0.25	$0.15	$0.95	$0.70	$1.75	$0.99
Quarter ended March 31	$ 0.25	$0.10	$1.30	$0.70	$1.15	$0.92

As of March 30, 2020, there were 35,221,650 shares of our common stock outstanding.  On March 30, 2010, the high and low bid price for our common stock was $0.11 and $0.11, respectively.

Holders

The number of record holders of our common stock as of March 30, 2010, was approximately 137; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,243,320	$0.71	1,756,680
Equity compensation plans not approved by security holders	4,151,895	$0.90	None
Total	14,395,215	$0.62	1,756,680

Recent Sales of Unregistered Securities

On June 29, 2008, Reflect Scientific pursuant to the securities purchase agreement sold to five institutional investors convertible debentures in the aggregate principal amount of $2,500,000 and stock purchase warrants exercisable over a five year period for 3,846,154 shares of common stock (the “Warrants”) in a private placement.  All purchasers are “accredited investors” and a form D was filed covering this transaction.

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

During the year ended December 31, 2009, we issued a net of 719,040 shares of common stock.  Of this amount, 320,450 shares were issued in payment of interest on our debentures, 273,590 shares were issued in the conversion of debentures, 600,000 shares were issued for consulting services, and 25,000 shares were issued to a former employee, for a total of 1,219,040 shares issued.  An original shareholder of All Temp Engineering returned 500,000 shares of stock issued to him in the All Temp acquisition transaction, which shares were cancelled, resulting in the net new issuance of 719,040 shares in 2009.

During the year ended December 31, 2008, 402,072 shares of common stock were issued.  Of that total amount, 212,307 shares were issued for the conversion of debentures and 189,765 shares were issued in payment of interest to the debenture holders.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2009, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any of our affiliates during the year ended December 31, 2009.

Item 6. Select Financial Data

As a smaller reporting company, we are not required to provide information under this item.

Item 7. Management’s Discussion and Analysis or Plan of Operation

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

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read in conjunction with the financial statements and notes included in this report as Part II, Item 8.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Reflect Scientific believes there have been no significant changes during the year ended December 31, 2009.

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

We account for income taxes in accordance with Statement of Financial Accounting Standards Board Accounting Codification (ASC) 740, “Income Taxes”.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

Overview

The year ended December 31, 2009 has been a difficult year for the Company.  Historically, significant portions of our revenue come from the manufacture and sale of capital equipment purchased by our customers.  The economic climate the past year has caused many of these customers to defer, significantly reduce, or eliminate altogether their capital budget spending.  The reduced level of capital spending has had a significant impact on our sales for 2009.  Capital markets have also been tight, with the result that we were unable to secure funding with which to retire our debentures which matured June 30, 2009, and we are currently in default on that indebtedness.  Due to the historical losses and the default status on our debentures, our accountants have expressed substantial doubt about our ability to continue as a going concern.

The Company has been proactive in making those business decisions which it believes will enable it to carry out its business plan.  Significant cost reduction measures have been implemented, facilities consolidated and personnel reductions made.  We have reached a settlement agreement with the majority holder of our debentures whereby, upon the payment of a portion of the principal, the remaining principal and penalty amount will be converted into common stock of the company.  Our ability to execute this agreement is dependent upon the obtaining of additional funding at terms that are acceptable.  While we have confidence that we will obtain the required financing, we cannot assure you that it will be made available.  If we are unable to secure financing, our ability to proceed with and implement our intended business plan will be negatively impacted.

 Financial Position

The table below presents a summary of our consolidated balance sheets at December 31, 2009 and 2008:

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended Dec. 31, 2009	Year ended Dec 31, 2008	Increase (Decrease)
Cash and cash equivalents	$ 165,633	$ 447,037	$ (281,404)
Total current assets	1,362,431	3,116,193	(1,753,762)
Total assets	6,153,459	9,235,509	(3,082,050)
Total current liabilities	3,984,372	2,852,914	1,131,458
Accumulated deficit	(15,656,425)	(10,774,547)	(4,881,878)
Total stockholders’ equity	$ 2,159,372	$ 6,363,089	$ (4,203,717)

We had $165,633 in cash as of December 31, 2009, a decrease of $281,404 from December 31, 2008.  We had a working capital deficit of $2,619,541 at December 31, 2009, compared to positive working capital of $263,279.  This change results from the re-classification of the debentures from a long-term liability to a current liability.

Contractual Obligations

The Company leases office/warehouse space in both Utah and Montana.  In addition, it has a lease on a vehicle.  The following summarizes future minimum lease payments under the operating leases at December 31, 2009:

                        Year Ending                            Minimum

                       November 30,                       Lease Payments

                               2010                                  $     174,312

                               2011

124,244

2012

  52,528

2013

  54,366

2014                                          51,430

                                                                        $      456,880

Results of Operations

December 31, 2009 and 2008

The following table summarizes revenue, cost of goods sold, and operating expenses for the years ended December 31, 2009 and 2008:

	Year Ended November 30, 2009	Year Ended November 30, 2008	Increase (Decrease)
Revenue	$5,658,125	$ 10,126,805	$(4,468,680)
Cost of Goods Sold	3,441,336	5,500,694	(2,059,358)
Gross Profit	2,216,789	4,626,111	(2,409,322)

Salaries and wages	2,348,326	1,885,673	462,653
Rent expense	305,055	277,463	27,592
Research and development expense	307,433	297,402	10,031
General and administrative expense	1,725,203	2,998,008	(975,403)
Total operating expenses	4,686,017	5,161,144	(475,127)

Net loss	$(4,881,878)	$(2,164,396)	$(2,715,082)

Revenue saw a significant reduction for the period ended December 31, 2009 as compared to December 31, 2008.  A significant part of our sales come from the manufacture and installation of capital equipment.  With the downturn in the economy, many companies have elected to defer or cancel capital investments until the economy recovers.

Our cost of goods decreased in the period ending December 31, 2009, as compared to December 31, 2008, due primarily to the reduced levels of sales.  The percentage on gross margins decreased to 39% in 2009, a 15% decrease over the 54% margins realized in 2008.  Our gross margin percent is heavily influenced by the sales mix.  Also, some of the allocated costs related to cost of sales are fixed costs and are not sales volume dependent.

In the early part of 2009, significant investment was made in sales personnel to increase awareness of our products and generate additional sales.  When it became apparent that the business climate would not support the hoped for sales increases, reductions were made, which will reduce salaries in future periods reported.  Management made the decision to scale back the refrigeration service business, using contractors rather than maintaining employees, service vehicles, and the related expenses.  Savings realized from this change will be reflected in future periods.

General and administrative expenses decreased to $2,032,636 during the year ended December 31, 2009, from $2,998,008 during the year ended December 31, 2008. This reduction results in part from efficiency measures implemented by management during 2009.  Expense reductions continue to be made, and it is anticipated that the expense level in future periods will continue to decline as we make our operations more efficient and cost effective.

The net loss of $4,881,878 for the year ended December 31, 2009 contains the following one-time expenses:

Penalty on debenture default

$   690,000

Impairment of long-lived asset charges

     708,265

Stock-based compensation charges

      422,804

Total

$1,821,069

The recording of these charges made a significant impact on the results for the year ended December 31, 2009, and make it difficult to compare the 2009 results against the prior year.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at December 31, 2009, were $165,633, with accounts receivable of $522,921 and inventory of $591,672. We have relied on revenues and sales of equity and debt securities for cash resources.   As a result of the decreases in cash, accounts receivables, and inventories, coupled with increases in accounts payable , interest payable, and the penalty on the debenture default, we had negative working capital of $2,619,541 at December 31, 2009.  This compares to positive working capital of $263,279 at December 31, 2008.

In 2009, net cash used by operating activities was $275,130 in cash as compared to $286,105 in 2008.  We are hopeful that in 2010, with the raising of additional capital and the benefit of continued cost reductions, we will be able to further reduce our cash requirements.

We will continue to focus our efforts on our core business activities while pursuing capital resources and evaluating potential future acquisitions.

Off-Balance Sheet Arrangements

We lease office and warehouse space under non-cancelable operating leases in both Utah and Montana.  Future minimum lease payments under the operating lease at December 31, 2009 are $260,717 for the Utah facility and $190,339 for the Montana facility.  In addition, we have an automobile lease with future minimum lease payments of $5,825.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to Small Business Issuers

Item 8.  Financial Statements

The financial statements of the Company are set forth immediately following the signature page to this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We had no disagreements on accounting and financial disclosures with our accounting firm during the reporting periods covered by this Annual Report.

Item 9A(T). Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     Management’s Annual Report on Internal Control over Financial Reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

     Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls.  Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     Changes in internal control over financial reporting

We have made no change in our internal control over financial reporting during the last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Item 9(B).  Other Information.

    None; not applicable.

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

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Kim Boyce	President &	12/03	*
	Director	12/03	*
Tom Tait	Vice President &	01/05	*
	Director	01/05	*
Kevin Cooksy	Secretary	01/05	*
	Treasurer	01/05	*
Craig D. Morrison	Director	1/05	*
Keith L. Merrell	Chief Financial Officer	10/09	*

* These persons presently serve in the capacities indicated.

Business Experience

Kim Boyce - CEO, Director

Mr. Boyce, 55, is the founder of Reflect Scientific and serves as President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Boyce has over thirty years of experience in manufacturing, sales, distribution and management of scientific products related to companies in the chemical analysis, semiconductor fabrication and optics industries. His responsibilities have included serving as a Western Regional Sales Manager, OEM Special Accounts Manager, Plant Operations Manager and various other senior management positions within these industries.

Thomas Tait - Vice President, Director

Mr. Tait, 53, serves as Vice President. Mr. Tait brings experience with accelerated product development, “lean” process management tools, strategic market analysis, and acquisition integration.  Mr. Tait joined us from Danaher Company where he was a Business Manager over a $120 million in sales product line. Prior assignments have included General Manager of HyperQuan Inc., Product Manager J&W Scientific and Project Manager Varian Inc. He also co-founded ChiraTech Inc, a high technology Company that was sold to Thermo Electron Corporation. Mr. Tait holds an MBA in Technology Management from the University of Phoenix and a BS in Chemistry from Clarkson University. He also holds patents in Optics and MEMS technologies.

Kevin Cooksy - Secretary / Treasurer

Mr. Cooksy, 47, serves as the company’s secretary and treasurer with general responsibility for financial, legal and administrative matters. Over the last twenty years, Mr. Cooksy has served in corporate legal, corporate development and finance capacities with public and private emerging technology organizations in the commercial, academic and government sectors. He is an Honors Research Program graduate in Analytical Chemistry from Northern Illinois University and received his MBA (Finance) from The Lake Forest College Graduate School of Management (magna cum laude) and a Juris Doctor degree from the McGeorge School of Law, University of the Pacific.

Craig Morrison, MD- Board Member

Dr. Morrison, 66, serves on the Board of Directors. Dr. Morrison is a surgeon practicing in the State of Utah. He has provided his medical expertise and is one of the pioneering shareholders in the finance and development of Sanguine Corporation. Sanguine is a company focused on developing synthetic alternatives to blood. Dr. Morrison will support the activities of the Board lending his knowledge of startup operations gained through his long experience and development of Sanguine.

Keith Merrell - Chief Financial Officer

Mr. Merrell, 64, serves as our Chief Financial Officer, Treasurer and General Manager.  Mr. Merrell draws on over 30 years of accounting experience to manage all of our accounting functions and to interface with our independent public accountants.  He spent two years in the field of public accounting, and served as Chief Financial Officer or Controller of five companies prior to joining us.  His business career also includes extensive experience in management, sales and marketing, consulting, and merger and acquisition work. He graduated from Arizona State University with a B.S. degree in Accounting.

Significant Employees

There are no employees who are not executive officers who are expected to make a significant contribution to our Company’s business.

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

Based solely on a review of the copies of such forms furnished to us or written representations from certain persons, we believe that during our calendar year ended December 31, 2009, all filing requirements applicable to our officers, directors and 10% stockholders were met by such persons.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors and executive officers serving in any capacity for our Company, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, which Code of Ethics was attached to our Form 10-K annual Report for the year ended December 31, 2003. See Part III, Item 13.

Nominating Committee

We have not established a Nominating and Corporate Governance Committee because we believe that the three members currently comprising our Board of Directors are able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee.

Audit Committee

Due to the size and status of our Company we have no Audit Committee, and are not required to have an audit committee.  We do not believe the lack of an Audit Committee will have any adverse effect on our financial statements, based upon our current operations. We will assess whether an audit committee may be necessary in the future.

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Kim Boyce President & Director	12/31/09 12/31/08 12/31/07	$105,000 $105,000 $105,000	0 0 0	0 0 0	$391,404 0 3,214,456	0 0 0	0 0 0	0 0 0	$496,404 $105,000 $3,319,456
Tom Tait VP & Director	12/31/09 12/31/08 12/31/07	$70,000 $70,000 $63,077	0 0 0	0 0 0	$16,600 0 $139,101	0 0 0	0 0 0	0 0 0	$86,600 $70,000 $202,178
Kevin Cooksy Sec/Treas	12/31/09 12/31/08 12/31/07	0 0 0	0 0 0	0 0 0	$830 0 0	0 0 0	0 0 0	0 0 0	$830 0
Keith Merrell, CFO (1)	12/31/09	$8,989	0	0	$1,660	0	0	0	$10,649
David Strate, CFO (2)	12/31/09 12/31/08 12/31/07	$65,396 $85,000 $21,250	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$65,396 $85,000 $21,250

(1)  Earnings for Mr. Merrell reflect compensation paid from his October 1, 2009 employment date.

(2)  Earnings for Mr. Strate are through September 30, 2009, the last date of his employment.

Outstanding Equity Awards

Outstanding Equity Awards At Fiscal Year-End

Option Awards________________						Stock Awards________
Name	Number of securities underlying unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Kim Boyce	4,8000,000 4,800,000	4,800,000 4,800,000	None None	$1.32 $0.132	12/31/2012 12/30/2019	None None	None None	None None	None None
Tom Tait	200,000 200,000	200,000 200,000	None None	$1.20 $0.12	12/31/2012 12/30/2019	None None	None None	None None	None None
Kevin Cooksy	10,000	10,000	None	$0.12	12/30/2019	None	None	None	None
Keith Merrell	20,000	20,000	None	$0.12	12/30/2019	None	None	None	None

The fair market value of the options issued above is $3,764,051.  This value was calculated using the Black Scholes pricing model for Options and Warrants.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 30, 2010, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Reflect Scientific to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of Reflect Scientific and all executive officers and directors of Reflect Scientific as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

All percentages are calculated based upon a total number of 35,221,650 shares of common stock outstanding as of March 30, 2010, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

		Amount and Nature of	Percentage of Outstanding
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	Common stock

	Principal Shareholders
Common Stock	Kim Boyce (1) 1270 South 1380 West Orem, Utah 84058	26,518,250	59.16%
Common Stock	Dain Family Revocable Trust 4057 Cienega Road Hollister, California 95023	2,030,000	5.76%
Common Stock	Nicholas J. Henneman P.O. Box 1175 5885 Diablo Hills Road Tres Pinos, California 95075-1175	1,940,000	5.51%
	Officers and Directors
Common Stock	Kim Boyce	26,518,250	59.16%
Common Stock	Tom Tait (2)	561,000	1.57%
Common Stock	Keith Merrell (3)	45,000.12%
Common Stock	Kevin Cooksy (4)	60,000.17%
Common Stock	Craig D. Morrison, M.D.	210,000	5.96%
	All directors and executive officers of the Company as a group (Five individuals)	27,394,250 ========	60.54% ======

______________________________

(1)  Includes 4,800,000 shares issuable upon exercise of stock options with an exercise price of $1.32 per share and 4,800,000 shares issuable upon exercise of stock options with an exercise price of $0.132 per share.

(2)  Includes 200,000 shares issuable upon exercise of stock options with an exercise price of $1.20 per share and 200,000 shares issuable upon exercise of stock options with an exercise price of $0.12 per share.

(3)  Includes 25,000 shares beneficially owned through an IRA and 20,000 shares issuable upon exercise of stock options with an exercise price of $0.12 per share.

(4)  Includes 10,000 shares issuable upon exercise of stock options with an exercise price of $0.12 per share.

Changes in Control

There are no current or planned transactions that would or are expected to result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,243,320	$0.71	1,756,680
Equity compensation plans not approved by security holders	4,151,895	$0.90	None
Total	14,395,215 =========	$0.62	1,756,680 =========

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

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2009 and 2008:

Fee Category	2009	2008
Audit Fees	$72,862	$68,507
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$72,862	$68,507

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

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

* Previously filed with the Securities and Exchange Commission in the form indicated and incorporated by reference

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

REFLECT SCIENTIFIC, INC.

Date:	03/31/2010	By:	/s/Kim Boyce
Kim Boyce, Chief Executive Officer and Director

Date:	03/31/2010	By:	/s/Keith Merrell
Keith Merrell, Chief Financial Officer (Principal Accounting Officer

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	03/31/2010	By:	/s/Kim Boyce
Kim Boyce, CEO and Director

Date:	03/31/2010	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	03/31/2010	By:	/s/Kevin Cooksy
Kevin Cooksy, Secretary/Treasurer and Director

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

C O N T E N T S

Reports of Independent Registered Public Accounting Firms

27

Consolidated Balance Sheets

 28

Consolidated Statements of Operations

 29

Consolidated Statements of Shareholders’ Equity

 31

Consolidated Statements of Cash Flows

 32

Notes to the Consolidated Financial Statements

 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Reflect Scientific, Inc. and Subsidiaries

Orem, Utah

We have audited the accompanying consolidated balance sheets of Reflect Scientific, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholder’s equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reflect Scientific, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has experienced recurring losses from operations and negative operating cash flows from operations.  The Company is in default on its debentures.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 31, 2010

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

ASSETS

	December 31, 2009	December 31, 2008

CURRENT ASSETS

Cash	$165,633	$447,037
Accounts receivable, net	522,921	1,005,864
Other receivables	235	28,818
Inventory	591,672	765,589
Cost and estimated earnings in excess of contract billings	43,635	692,905
Prepaid assets	38,335	175,980

Total Current Assets	1,362,431	3,116,193

FIXED ASSETS, NET	419,822	589,298

OTHER ASSETS

Intangible assets, net	3,708,602	4,502,203
Goodwill	652,149	970,648
Prepaid assets – long-term	-	27,223
Deferred tax asset	-	-
Deposits	10,455	29,944

Total Other Assets	4,371,206	5,530,018

TOTAL ASSETS	$6,153,459	$9,235,509

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheet (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2009	December 31, 2008

CURRENT LIABILITIES

Accounts payable	$507,794	$584,638
Short-term lines of credit	141,474	141,366
Convertible debenture, net of discount	2,925,000	1,752,750
Royalty payable	22,542	73,550
Contract billings in excess cost and estimated earnings	-	164,761
Capital leases – short term portion	9,791	20,641
Interest payable	263,250	70,110
Accrued expenses	93,721	44,698
Loan from related party	18,000	-
Income taxes payable	2,800	400

Total Current Liabilities	3,984,372	2,852,914

NON-CURRENT LIABILITIES

Capital leases – long-term portion	9,715	19,506

Total Non-Current Liabilities	9,715	19,506

Total Liabilities	3,994,087	2,872,420

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 per value, authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 35,221,650 and 34,502,610 shares issued and outstanding respectively	352,217	345,026
Additional paid in capital	17,463,580	16,792,610
Accumulated deficit	(15,656,425)	(10,774,547)

Total Shareholders’ Equity	2,159,372	6,363,089

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,153,459	$9,235,509

                                                                REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

                                                                 Consolidated Statements of Shareholders' Equity

	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Subscription	Accumulated Deficit
Balance, December 31, 2007	-	$ -	34,100,538	$341,006	$16,512,094	$ -	$(8,610,151)
Partial conversion of convertible debenture	-	-	94,615	946	60,554	-	-
Partial conversion of convertible debenture	-	-	20,769	208	13,292	-	-
Common stock issued for payment of interest	-	-	105,230	1,052	72,609	-	-
Partial conversion of convertible debenture			50,000	500	32,000	-	-
Options issued	-	-	-	-	29,943	-	-
Partial conversion of convertible debenture	-	-	46,923	469	30,031
Common stock issued for payment of interest	-	-	5,727	57	4,352	-	-
Shareholder Contribution	-	-	-	-	3,500	-	-
Common stock issued for payment of interest	-	-	78,808	788	30,735
Shareholder Contribution	-	-	-	-	3,500	-	-
Net loss for the year ended December 31, 2008		-	-	-	-	-	(2,164,396)
Balance, December 31, 2008	-	$ -	34,502,610	$345,026	$16,792,610	$ -	$(10,774,547)
Common stock issued for payment of interest	-	-	80,045	800	19,211	-	-
Common stock issued for payment of interest	-	-	135,462	1,355	23,029	-	-
Partial conversion of convertible debenture	-	-	56,923	569	36,431	-	-
Common stock issued for consulting services	-	-	100,000	1,000	16,000	-	-
Common stock issued for payment of interest	-	-	86,693	867	16,472	-	-
Partial conversion of convertible debenture	-	-	216,667	2,167	62,833	-	-
Common stock issued for payment of interest	-	-	18,250	183	2,190	-	-
Common stock issued for consulting services	-	-	300,000	3,000	36,000	-	-
Common stock issued to former employee	-	-	25,000	250	3,000	-	-
Common stock issued for consulting services	-	-	200,000	2,000	28,000	-	-
Common stock returned pursuant to agreement	-	-	(500,000)	(5,000)	5,000	-	-
Options issued at fair market value	-	-	-	-	422,804	-	-
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(4,881,878)
Balance, December 31, 2009	-	$ -	35,221,650	$352,217	$17,463,580	$ -	$(15,656,425)

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended

December 31,

	2009	2008
Net loss	$(4,881,878)	$(2,164,396)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	146,157	64,636
Amortization	403,835	383,974
Amortization of Debenture Discount	584,250	1,272,000
Common stock issued for services/interest	153,357	109,593
Bad Debt	30,980	2,433
Stock based compensation	422,804	29,943
Impairment of long-lived assets	708,265	-
Loss on sale of assets	9,797	-
Penalty for default on debentures	690,000	-
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	451,963	363,472
(Increase) / decrease in other receivables	28,583	(301)
(Increase) / decrease in inventory	173,917	(37,619)
Increase / (decrease) in income tax receivable	-	38,000
(Increase) / decrease in prepaid asset	164,868	155,749
(Increase) / decrease in deposits	19,489	-
(Increase) / decrease in cost and estimated earnings in excess of contract billings	649,270	(692,905)
Increase / (decrease) in contract billings in excess of cost and estimated earnings	(164,761)	82,055
Increase / (decrease) in royalties payable	(51,008)	19,985
Increase / (decrease) in accounts payable and accrued expenses	182,582	87,276
Net Cash from Operating Activities	(275,130)	(286,105)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	(3,741)	(394,050)
Cash paid for intangible assets	-	(7,790)
Net Cash from Investing Activities	(3,741)	(401,840)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in long term line of credit	108	(6,164)
Principle payments on capital leases	(20,641)	(20,016)
Proceeds from related party loan	18,000	-
Contributed capital	-	7,000
Net Cash from Financing Activities	(2,533)	(19,180)
NET INCREASE (DECREASE) IN CASH	(281,404)	(707,125)

CASH AT BEGINNING OF PERIOD	447,037	1,154,162

CASH AT END OF PERIOD	$165,633	$447,037
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$122,390	$155,500
Income taxes	$800	$800
NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	$89,250	$-
Property exchanged for relief of liabilities	$17,263	-
Stock issued for debt	$102,000	-

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

Cole, Inc. (the Company) was incorporated under the laws of the State of Utah on November 3, 1999. The Company was organized to engage in any lawful activity for which corporations may be organized under the Utah Revised Business Corporation Act.  On December 30, 2003 the Company changed its name to Reflect Scientific, Inc.

Reflect Scientific

Reflect Scientific designs, develops and sells scientific equipment for the Life Science and Manufacturing industries. Our business activities include the manufacture and distribution of unique laboratory consumables and disposables such as filtration and purification products, customized sample handling vials, electronic wiring assemblies, high temperature silicone, graphite and vespel/graphite sealing components for use by original equipment manufacturers (“OEM”) in the chemical analysis industries, primarily in the field of gas/liquid chromatography.

The Company’s chemical detector products serve the analytical instrumentation sector of the Life Sciences market. These optically based chemical detection instruments provide a cost-effective, high-performance alternative for original equipment manufacturers (OEM).   One major use for these detectors is the analysis of whole blood for metabolic diseases.

Cryometrix

The Company’s Cryometrix ultra low temperature freezers are a technological breakthrough that provide energy savings and other critically important benefits to cryo-storage customers in the Life Science related industries.  Ultra low temperature freezers are used in multiple industries for the storage of everything from blood to cancer vaccines.  These freezers are used by companies and organizations such as the Red Cross, hospitals and biotechnology research facilities.  The adaptation of the freezer technology to refrigeration systems used on trailers (“reefers”) for transporting perishable items opens a significant new market.  Trailers can easily be retrofit with the Cryogenix unit, which provides pollutant free and more efficient operations at a cost savings compared to the diesel powered units currently used.  The reefer market is a $1 billion market.  The non-polluting Cryogenix unit provides significant benefits over any other unit currently marketed.

Inspection and Testing Equipment

Image Labs and Miralogix, the companies that manufactured and sold inspection and testing equipment, was divested effective March 2, 2010.  See Footnote 18.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles.  The Company has elected a December 31 year-end.

b. Revenue Recognition

Revenue is only recognized on product sales once the product has been shipped to the customers, persuasive evidence of an agreement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

The Company also recognizes revenue on long-term contracts using the percentage-of-completion method. We generally recognize revenue using the percentage-of-completion method for original equipment that requires a minimum of six months to produce. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Estimated losses are recognized in full when identified.  The asset “costs and estimated earnings in excess of contract billings on uncompleted contracts” represents revenues recognized in excess of amounts billed.  The liability, “contract billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

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

d. Cash and Cash Equivalents

The company considers all deposit accounts and investment accounts with a maturity of 90 days or less to be cash equivalents.

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

The Company charged $30,980 and $2,433 to bad debt expense for the years ended December 31, 2009 and 2008, respectively. The allowance for doubtful accounts balance at December 31, 2009 and 2008 was $80,161.

f. Fixed Assets

Fixed assets are stated at cost.  Expenditure for minor repairs, maintenance, and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred.  All major additions and improvements are capitalized.  Depreciation is computed using the straight-line method.  The lives over which the fixed assets are depreciated range from 5 to 7 years, except for computer equipment, which is depreciated over a 3 year life.

g. Inventory

Inventories are stated at the lower of cost or market value based upon the First-In First-Out (FIFO) inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for the imaging and inspection systems which it builds, and other scientific items.

h. Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $5,377 and $62,330 of advertising expense during the years ended December 31, 2009, and 2008, respectively.

i. Newly Issued Accounting Pronouncements

On July 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) officially became the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  Going forward, only one level of authoritative GAAP will exist.  All other accounting literature will be considered non-authoritative.  The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.   Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification.  The Codification was effective for interim and annual reports ending after September 15, 2009.  The Company adopted the Codification during the fourth quarter of fiscal 2009.  The impact on its financial statements is limited to disclosures.  All references to authoritative accounting literature will now be referenced in accordance with the Codification.

ASC Topic 855 (Formerly SFAS 165) – In May 2009, the FASB issued ASC Topic 855, Subsequent Events. ASC Topic 855 establishes standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued.  Financial statements are considered available to be issued when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained.  An entity is to apply the requirements to interim or annual financial periods ending after June 15, 2009.  The Company adopted the provisions of ASC Topic 855 for the quarter ended September 30,, 2009.

ASC Topic 860 (Formerly SFAS 166) – In June 2009, the FASB issued ASC Topic 860, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.  ASC Topic 860 requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets.  The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.  ASC Topic 860 is effective for transactions occurring on or after November 15, 2009.  The Company does not expect the adoption of ASC Topic 860 will have a material impact on its financial statements.

ASC Topic 810 (Formerly SFAS 167) – In June 2009, the FASB issued ASC Topic 810, “Amendments to FASB Interpretation No. 46(R).”  ASC Topic 810 amends Interpretation No. 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  ASC Topic 810 is effective for an entity’s first fiscal period that begins after November 15, 2009.  The Company does not expect the adoption of ASC Topic 810 will have a material impact on its financial statements.

ASC Topic 105 (Formerly SFAS 168) – In June 2009, the FASB issued ASC Topic 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.”  ASC Topic 105 establishes a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification and will supersede all accounting standards in U.S. GAAP, aside from those issued by the Securities Exchange Commission. ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of ASC Topic 105 will have a material impact on its financial statements.

In October 2009, the FASB issued ASU No. 200-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25.  The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance.  The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  This change will result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  Together, these changes will result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance.  This guidance expands the disclosures required for multiple-element revenue arrangements.  Effective for interim and annual reporting periods beginning after December 15, 2009.  The Company is currently evaluating the potential impact, if any, of this guidance on its financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

j. Basic Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended December 31,
	2009	2008
Net loss (numerator)	$(4,881,878)	$(2,164,296)
Shares (denominator)	34,981,966	34,359,453
Net loss per share amount	$(0.14)	$(0.06)

As of December 31, 2009 the Company had 14,395,215 shares of outstanding common stock equivalents, but due to the net loss, they were not included in the calculation of the net loss per common share as their inclusion would be anti-dilutive.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2009 and 2008, it did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2009 and 2008 relating to unrecognized benefits.

m. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, which include Cryometrix (previously Cryomastor), All Temp Engineering and Image Labs International.  All subsidiaries are wholly owned.  All material intercompany accounts and transactions are eliminated in consolidation.

n. Research and development expense

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standard Codification Topic 730 “Research and Development".  Under ASC730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company had $307,433 and $297,402 in research and product development for the years ended December 31, 2009 and 2008, respectively.

o.  Stock Based Compensation

The Company applies the provisions of FASB ASC Topic 718 “Stock Based Compensation” which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements.

p.  Intangible Assets

Intangible assets include trademarks, trade secrets, patents, customer lists and goodwill acquired through acquisition of subsidiaries.  The patents have been registered with the United States Patent and Trademarks Office.  The costs of obtaining patents are capitalized as incurred.  Intangibles, except for goodwill, are amortized over their estimated useful lives.

q.  Impairment

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal cost of assets to be disposed) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  The impairment analysis conducted subsequent to year-end recognized that certain long-lived assets were impaired due to changed business conditions and a change in business direction.  As a result of that analysis, an impairment charge of $708,265 and $0 was recorded at December 31, 2009 and 2008 respectively.

NOTE 3   GOING CONCERN

The Company is currently in default on the issued and outstanding debentures.  While the Company is working diligently to secure funding to enable it to retire the debenture obligations, there can be no assurance that such funding will be available.  The Company has also accumulated significant operating losses.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has taken a number of actions to reduce expenses including reductions in personnel, consolidation of facilities, and the downsizing of the unprofitable service and maintenance operations conducted by All Temp Engineering.  Management has reached settlement agreements on the majority of the debentures that are in default, which settlement is contingent upon their ability to pay $400,000 in cash, with the remaining balance being converted into shares of the Company’s restricted common stock. Management is seeking additional funding through the capital markets to facilitate this settlement, as well as to provide operating capital for its operations.  Management has also made the decision to discontinue certain operations (See Footnote 18 – Subsequent Events).  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 -

FIXED ASSETS

Fixed assets and related depreciation for the period are as follows:

	December 31, 2009	December 31, 2008
Machinery and equipment	$510,945	$508,324
Furniture and fixtures	33,506	71,042
Computer and office equipment	67,234	72,623
Vehicles	3,300	33,625
Leasehold improvements	29,279	31,719
Accumulated depreciation	(224,442)	(128,035)

Total Fixed Assets	$419,822	$589,298

Depreciation expense for the years ended December 31, 2009, and 2008, was $146,157 and $64,636, respectively.

NOTE 5 -

INVENTORIES

Inventory consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Work in Process	$164,122	$63,215
Finished goods	427,550	702,374

Total Inventory	$591,672	$765,589

NOTE 6-

COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases its office and warehouse space under non-cancelable lease agreements accounted for as operating leases.  The Company also leases several automobiles under similar non-cancelable lease agreements, which are also accounted for as operating leases.

Orem, Utah – This facility is a manufacturing and office facility with 6,000 square feet of space.  We lease this facility at $3,800 per month, with the lease term expiring on November 30, 2014.

Bozeman, Montana – This facility is a manufacturing and office facility with 9,140 square feet of space.  We lease this facility at $9,801 per month, with the lease term expiring on May 31, 2011. Subsequent to year end the lease was assumed by the purchasing entity (See Note 18).

Minimum rental payments under the non-cancelable operating leases are as follows:

Years ending December 31,	Amount
2010	$174,312
2011	124,244
2012	52,528
2013	54,366
2014	51,430

$456,880

Rent expense was $304,758 and $277,463 for the years ended December 31, 2009, and 2008, respectively.

Automobile lease expense was $10,264 and $11,097 for the years ended December 31, 2009, and 2008, respectively.

NOTE 7-

CAPITAL LEASES

During the year ended 2006, the Company entered into two capital lease arrangements for the purchase of equipment.  Payments are due in 60 and 36 monthly installments of $920 and $1,101.  The leases have a stated interest rate of 8.3%

Aggregate maturities on the capital leases as of December 31, 2009, are due in future years as follows:

2010	$9,791
2011	9,715

Total	19,506

Depreciation expense on equipment under capital leases was $12,655 and $12,655 for the years ended December 31, 2009 and 2008, respectively.  The capital leases are collateralized by a leak test system which has a current net book value of $27,471.

NOTE 8 -

PREFERRED STOCK

In November 2004 the Company amended its Articles of Incorporation so as to authorize 5,000,000 shares of preferred stock. 750,000 of these shares have been designated as “Series A Convertible Preferred Stock”. As of December 31, 2009 no shares of the preferred stock are issued and outstanding.

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

NOTE 9 -

COMMON STOCK TRANSACTIONS

During the year ended December 31, 2009, the Company issued 320,450 shares of common stock for interest payments, 273,590 shares of common stock for the conversion of debt, and 600,000 shares of common stock for consulting services.  and 25,000 shares were issued to a former employee. An original shareholder of All Temp Engineering returned 500,000 shares of stock issued to him in the All Temp acquisition transaction, which shares were cancelled.  During the year ended December 31, 2008, the Company issued 189,765 shares of common stock for interest payments and 212,307 shares were issued for the conversion of debt.

NOTE 10 -

CONCENTRATIONS OF RISK

Cash in Excess of Federally Insured Amount

The Company does not currently maintain a cash balance at a single financial institution in excess of the federally insured maximum of $250,000. The excess as of December 31, 2009 and 2008 was $0 was $160,298, respectively.

NOTE 11 -

LINE OF CREDIT

The Company has a credit line with a commercial bank of $100,000 secured by its inventory and accounts receivable bearing a variable interest rate, which was 5.50% as of the balance sheet date, and has no stated maturity date. As of December 31, 2009, there was a balance due on the line in the amount of $93,012.

The Company has an additional credit line with a different commercial bank of $50,000 secured by its inventory and accounts receivable bearing a fixed interest rate, which was 7.75% as of the balance sheet date, and has no stated maturity date. As of December 31, 2009, there was a balance due on the line in the amount of $48,464.

NOTE 12 – CONVERTIBLE DEBENTURES AND WARRANTS

On June 29, 2007, the Company entered into an agreement to sell $2,500,000 in 12% senior convertible debentures with a maturity date of June 29, 2009, with interest due quarterly.   At the closing, the Company prepaid the first quarterly interest payment and reserved the second quarterly interest payment of $150,000. The agreement allows for the Company to pay the interest in cash or in duly authorized, validly issued, fully paid, and non-assessable shares of common stock at the interest conversion rate, or a combination thereof. The conversion is based on 85% of the volume weighted average stock price for the preceding 10 days.

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

The agreement also provides for the issuance of 1,923,077 A warrants and 1,923,077 B warrants.  The warrants are exercisable at a price of $0.80 per share for the A warrant and $1.00 per share for the B warrant and expire June 29, 2012.  The Company valued the warrants using the Black-Scholes option pricing model.  For the purpose of the valuation of the warrants, the Company calculated a volatility of 66.48% on its common stock and used the U. S. Treasury bill rate of 4.94% for its risk free rate.  Then the Company allocated a portion of the proceeds to the warrants, based on the relative fair value basis, in the amount of $1,639,029 which was recognized as a contra liability account and was amortized as interest expense over the 2 year term of the agreement.  The intrinsic value of beneficial conversion of the debentures was valued at $5,677,491, which exceeds the effective value of the debentures by $860,971. Therefore, the discount assigned to the beneficial conversion feature is limited to $860,971 and was recognized as a contra liability account and was amortized as interest expense over the 2 year term of the agreement.

As payment for services provided, the Company also issued 192,308 Series A warrants and 192,308 Series B warrants which were valued at $475,925 using the Black-Scholes option pricing model and expensed in 2007.

The debentures and warrants have anti-dilution protections, and the Company agreed to certain registration rights for the resale of the shares of common stock underlying the debentures and warrants.

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2009 and changes during the period then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	-	$-
Granted	4,151,895.90
Expired/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2008	4,151,895.90

Expired/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2009	4,151,895	$.90
Exercisable	4,151,895	$.90

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Number Exercisable at December 31,2009
$0.80	2,036,510	2.50	2,036,510
1.00	2,115,385	2.50	2,115,385
	4,151,895		4,151,895

At December 31, 2009, the outstanding indebtedness for the debentures and penalty resulting from forfeiture was $2,925.000. Assuming all debentures were converted, 4,500,000 shares of restricted common stock would be issued.  Additionally, assuming all outstanding warrants were exercised,  the total shares issued from conversion and exercise would total 8,651,895 shares.

NOTE 13 – COMMON STOCK OPTIONS

On December 31, 2007, the Company’s board of directors approved an equity plan.  The equity plan known as the 2007 Equity Incentive Plan (the “Plan”) reserves up to 6,000,000 shares of the Company’s authorized common stock for issuance to officers, directors, employees and consultants under the terms of the Plan. On December 31, 2009, the Company’s board of directors amended the Plan to authorize 12,000,000 shares.  The Plan permits the board of directors to issue stock options and restricted stock.

The fair value of each option granted under the Plan is estimated on the date of grant, using the Black-Scholes option pricing model, based on the following weighted average assumptions:

Options granted December 31, 2007:
Expected life (years)	5.0
Expected stock price volatility	66.27%
Expected dividend yield	0.0%
Risk-free interest rate	3.38%
Options granted December 31, 2008:
Expected life (years)	5.0
Expected stock price volatility	65.79%
Expected dividend yield	0.0%
Risk-free interest rate	3.41%

Options granted December 31, 2009:
Expected life (years)	5.0
Expected stock price volatility	88.22%
Expected dividend yield	0.0%
Risk-free interest rate	2.34%

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

The Company granted options to purchase 5,000,000 shares of common stock to key directors on December 31, 2007.  On June 13, 2008, the Company granted options to purchase 66,660 shares of common stock to employees. On December 31, 2009, the Company granted options to purchase 5,176,660 shares of common stock to certain officers, directors and employees.  A summary of the status of the Company’s outstanding stock options as of December 31, 2009 and changes during the period then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	5,000,000	$1.32
Granted	66,660	0.94
Expired/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2008	5,066,660	1.31
Granted	5,176,660	0.13
Expired/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2008	10,243,320	$0.71
Exercisable	10,243,320	$0.71

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Number Exercisable at December 31,2008
$1.32	4,800,000	4.00	4,800,000
1.30	14,000	4.45	14,000
1.20	200,000	4.00	200,000
0.85	52,660	4.45	52,660
0.13	4,800,000	10.00	4,800,000
0.12	376,660	10.00	376,660

	10,243,320		10,243,320

The total fair value of options vested was $422,804 and $29,943 for the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, there was no unrecognized compensation cost related to non-vested stock options granted under the Plan. The 5,176,660 options granted in 2009 fully vested during the year and have been expensed.

NOTE 14 – INTANGIBLE ASSETS

Intangible assets are stated at cost.  Amortization computed using the straight-line method.  The lives over which the intangible assets are amortized range from 10 to 20 years.  Intangible assets and related amortization for the period are as follows:

2008		Accumulated
	Cost	Amortization	Net Book Value

Trademarks	$ 135,719	$ 25,529	$ 123,861
Trade Secrets	437,875	82,468	355,407
Patents	3,523,967	536,054	2,987,913
Customer lists	1,326,977	278,284	1,048,693
Goodwill	970,648	-	970,648

Totals	$ 6,395,186	$ 922,335	$ 5,472,851

2009		Accumulated
	Cost	Amortization	Net Book Value

Trademarks	$ 87,525	$ 37,358	$ 50,167
Trade Secrets	375,807	126,255	249,552
Patents	3,523,967	751,283	2,772,684
Customer lists	1,047,222	411,022	636,200
Goodwill	652,149	-	652,149

Totals	$ 5,686,670	$ 1,308,393	$ 4,360,722

Amortization expense for the years ended December 31, 2009, and 2008, was $396,030 and $406,400, respectively.

NOTE 15 – ROYALTIES

Royalty agreements were executed with JMST, Cryometrix, All Temp and Image Labs as a condition of the companies acquisitions.  Terms of the royalty agreements are as follows:

JMST – David Carver will receive a royalty payment on gross revenues related to revenues derived from the Carver Patents or Carver Technology.  Such payments are due on revenue in excess of $500,000 derived from products under the Carver Patents or Carver Technology.  The royalty payment is 2.5% on the revenue in excess of $500,000 and is payable quarterly.  Payments are to be made in Reflect Scientific’s common stock not to exceed 500,000 shares in total. New products developed from the Carver Technology are subject to a royalty of 3% of gross revenues in excess of $100,000, with an additional 2% if gross revenues exceed $600,000. Royalties will also be paid in our common stock annually.  Common stock will be valued at $3.00 per share for these purposes.  Royalty payments are only due for years where there are valid Carver Patents.  At December 31, 2009, there were no royalties due.

Cryometrix – The prior shareholders of Cryometrix receive a 2.5% royalty on all sales, licensing or other distributions on revenue derived from products and technology received from Cryometrix.  The royalty payment is not due or payable unless and until the revenue derived from such products and technology exceeds $3,000,000.  The payment is payable in shares of Reflect Scientific’s common stock not to exceed 2,000,000 shares in aggregate. Common stock will be valued at $1.80 or market value at time of accrual which ever is greater, for these purposes.   Payments are due quarterly.  At December 31, 2009, there were no royalties due.

All Temp – The shareholders of All Temp will receive a pro-rata running royalty totaling 5% of the gross annual revenues earned from the All Temp’s business unit.  This revenue covers all revenues received by the All Temp subsidiary or any other business unit of Reflect Scientific which revenue is derived from products or services derived from All Temp as part of its acquisition.  The royalty is payable as long as Reflect Scientific owns and operates the All Temp business provided that the royalty is not payable if the All Temp business does not have earnings of at least 10% measured by earnings before interest and taxes.  The royalty is payable quarterly within 45 days following the close of each quarter. If within three years of the closing of the acquisition of All Temp, Reflect Scientific sells or transfers All Temp, its products or services, All Temp shareholders shall receive a cash payment of six hundred thousand dollars less any accumulated royalties payable.  At December 31, 2009, there were no royalties due.

Image Labs – The shareholders of Image Labs will receive a running earnout on the gross revenues derived from products associated with Image Labs including value added re-sales and custom engineering business segments.  The earnout is established as 1.25% of all gross revenues and an additional 1.25% of all revenues if the company achieves EBIT of 10%.  This segment specifically excludes anything received from our Catpro product lines. The royalty is payable quarterly so long as Reflect Scientific owns the Image Labs’ product line and services and as long as the business segment achieves an earnings before interest and taxes of 10% in the quarter the royalty payments are due.  At December 31, 2009, there were $22,542 royalties due.

NOTE 16 – INCOME TAXES

The provision (benefit) for income taxes for the year ended December 31, 2009 and 2008 consist of the following:

	2009	2008
Federal:
Current	$-	$-
Deferred	-	38,000
State:
Current	3,116	900
Deferred	-	-
	$3,116	$38,900

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:

NOL Carryover	$2,730,600	$1,302,363
Stock Based Compensation	1,397,938	1,140,209
Depreciation and Amortization	102,052	-
R&D Tax Credits	51,627	-
Other Reserves	38,642	-
Valuation Allowance	(4,320,860)	(2,442,572)
Total	-	-

Deferred tax liabilities:	-	-
Net deferred tax asset (liability)	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the year ended December 31, 2009 and 2008 due to the following.

	2009	2008

Expected Tax Expense	$(1,658,779)	$(722,660)
Nondeductible Expenses	1,900	9,268
R&D Tax Credit	(51,627)	-
Stock for Services	43,523	37,947
Warrant Amortization	198,645	432,480
State Tax Effect	(163,620)	-
Other, net	(245,214)	65,924
Change in Valuation Allowance	1,878,288	215,950
	$3,116	$38,900

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  If a change in ownership occurs, then net operating loss carryforwards may be limited as to use in future years.  At December 31, 2009, the Company had net operating loss carryforwards of approximately $7,185,866 that may be offset against future taxable income from the year 2009 through 2029. In addition the Company had research and development tax credit carryforwards of $51,627.  During 2009 the company reevaluated its deferred tax assets and concluded that none of the asset would be realizable and that a full valuation allowance should be recorded.  The valuation allowance was increased by $1,878,288 and leaves the company with a net deferred tax asset of $0 as of December 31, 2009.

Included in the balance at December 31, 2009, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The tax years 2008 and 2007 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

NOTE 17 – RELATED PARTY TRANSACTIONS

Loan from Shareholder

At December 31, 2009, a shareholder of the Company had advanced $18,000 in funding in the form of a non-interest bearing loan to the Company.  It is the intent of the Company to repay this loan upon the closing of a major capital raise.

NOTE 18 – SUBSEQUENT EVENTS.

The Company has evaluated subsequent events through March 31, 2010, the date the financial statements were issued, and has concluded that no recognized subsequent events have occurred since the year ended December 31, 2009.  The Company does note the following non-recognized transactions occurred subsequent to the year end:

Debenture Settlement Agreement

In February 2010, management reached agreement with Enable on a plan to settle the debentures held by Enable that are in default.  The settlement agreement is contingent upon the Company making a cash payment to Enable in the amount of $400,000, which amount will be used to reduce the outstanding principle and penalty currently in default.  Upon receipt of the $400,000 payment, the balance of the principle and penalty will be converted into shares of the Company’s common stock at the rate of $0.40 per share.  The Company is currently working on raising the funding to enable it to fulfill the payment obligation under this agreement.  Should the Company successfully raise the necessary funding and make the $400,000 payment specified under the settlement agreement, the conversion of the remaining debenture and penalty balance of $1,875,000 would result in the issuance of 4,687,500 shares of restricted common stock.

Divestiture of Image Labs and Miralogix

On March 2, 2010, Image Labs and Miralogix were sold to an employee.  Under the terms of the agreement all assets were transferred and all liabilities, except those employee related liabilities, such as salary, payroll taxes, and IRA contributions, were assumed by the new owner.  The sale of these entities, which manufacture and sell imaging and inspection devices and systems, will enable the Company to focus on its core green technology businesses.  While the Company received no cash from the transaction, the acquirer assumed all of the Company's liabilities, except those related to accrued payroll, as well as taking possession of the assets.