Form 10-K/A
period 2009-12-31
REFLECT SCIENTIFIC INC
filed 2010-04-02
CIK 1103090

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

March 30, 2010:  Common – 35,221,650

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13, of this Annual Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

EXPLANATORY NOTE:  We are amending our Annual Report on Form 10K that was filed March 31, 2010, because our Statement of Operations was inadvertently omitted.

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

REFLECT SCIENTIFIC, INC.

Date:	4/2/2010	By:	/s/Kim Boyce
Kim Boyce, Chief Executive Officer and Director

Date:	4/2/2010	By:	/s/Keith Merrell
Keith Merrell, Chief Financial Officer (Principal Accounting Officer

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	4/2/2010	By:	/s/Kim Boyce
Kim Boyce, CEO and Director

Date:	4/2/2010	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	4/2/2010	By:	/s/Kevin Cooksy
Kevin Cooksy, Secretary/Treasurer and Director

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

C O N T E N T S

Reports of Independent Registered Public Accounting Firms

27

Consolidated Balance Sheets

 28

Consolidated Statements of Operations

 30

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

                                                                          29

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,
	2009	2008

REVENUES	$5,658,125	$10,126,805

COST OF GOODS SOLD	3,441,336	5,500,694

GROSS PROFIT	2,216,789	4,626,111

OPERATING EXPENSES

Salaries and wages	2,348,326	1,885,673
Rent expense	305,055	277,463
Research and development expense	307,433	297,402
General and administrative expense	1,725,203	2,700,606

Total Operating Expenses	4,686,017	5,161,144

OPERATING INCOME (LOSS)	(2,469,228)	(535,033)

OTHER INCOME (EXPENSE)

Other income	2,716	9,714
Interest expense	(1,013,985)	(1,600,177)
Loss on default of convertible bonds	(690,000)	-
Impairment on intangible assets	(389,766)	-
Impairment on goodwill	(318,499)	-

Total Other Expenses	(2,409,534)	(1,590,463)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(4,878,762)	(2,125,496)

Income tax expense (benefit)	(3,116)	38,900

NET LOSS	$(4,881,878)	$(2,164,396)

BASIC AND FULLY DILUTED INCOME(LOSS) PER SHARE	$(0.14)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	34,981,966	34,359,453

                The accompanying notes are an integral part of these consolidated financial statements.

                                                                                   30

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