Form 10-Q
period 2010-03-31
REFLECT SCIENTIFIC INC
filed 2010-05-17
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT of 1934

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                                                                Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated filer   ☐

Accelerated filer                    ☐

Non-accelerated filer      ☐

Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  The Registrant is not yet part of the Interactive Data reporting system.

Yes [  ]   No [X]

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12,

13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

Class

Outstanding as of May 14, 2010

35,682,690 shares of $0.01 par value common stock on May 14, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reflect Scientific, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2010

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

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash	$82,659	$165,633
Accounts receivable, net	299,235	522,921
Other receivables	-	235
Inventories	372,079	591,672
Cost and estimated earnings in excess of contract billings	-	43,635
Prepaid assets	11,113	38,335

Total Current Assets	765,086	1,362,431

FIXED ASSETS, NET	64,880	419,822

OTHER ASSETS

Intangible assets, net	3,171,574	3,708,602
Goodwill	652,149	652,149
Deposits	3,100	10,455

Total Other Assets	3,826,823	4,371,206

TOTAL ASSETS	$4,656,789	$6,153,459

The accompanying notes are an integral part of these consolidated financial statements.

2

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$266,308	$507,794
Short-term lines of credit	137,673	141,474
Convertible debenture	2,925,000	2,925,000
Royalty payable	-	22,542
Capital leases – short-term portion	10,469	9,791
Interest payable	394,875	263,250
Accrued expenses	45,119	93,721
Loan from related party	24,000	18,000
Income taxes payable	400	2,800

Total Current Liabilities	3,803,844	3,984,372

LONG-TERM LIABILITIES

Capital leases – long-term portion	6,773	9,715

Total Long-Term Liabilities	6,773	9,715

Total Liabilities	3,810,617	3,994,087

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and Outstanding	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares; 35,221,650 issued and outstanding	352,217	352,217
Additional paid in capital	17,463,580	17,463,580
Accumulated deficit	(16,969,625)	(15,656,425)

Total Shareholders’ Equity	846,172	2,159,372

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,656,789	6,153,459

The accompanying notes are an integral part of these consolidated financial statements.

3

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
REVENUES	$568,184	$733,797

COST OF GOODS SOLD	297,580	435,233

GROSS PROFIT	270,604	298,564

OPERATING EXPENSES
Salaries and wages	124,017	429,099
Rent expense	13,127	45,509
Research and development expense	5,327	6,407
General and administrative expense	159,665	278,724
Total Operating Expenses	302,136	759,739

OPERATING LOSS	(31,532)	(461,175)

OTHER INCOME (EXPENSE)
Interest income	5	253
Interest expense - other	(2,198)	(74,715)
Interest on debentures	(131,625)	(292,125)

Total Other Expenses	(133,818)	(366,587)

NET LOSS BEFORE TAXES	(165,350)	(827,762)

Income tax benefit (expense)	-	-

NET LOSS FROM CONTINUING OPERATIONS	(165,350)	(827,762)

LOSS FROM DISCONTINUED OPERATIONS
Loss from operations of Image Labs/Miralogix, net of tax	(199,909)	(99,949)
Loss on disposal of Image Labs/Miralogix, net of tax	(947,941)	-
NET LOSS FROM DISCONTINUED OPERATIONS	(1,147,850)	(99,949)

NET LOSS	$(1,313,200)	$(927,711)

BASIC AND DILUTED INCOME(LOSS) PER SHARE	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	35,221,650	34,578,208

The accompanying notes are an integral part of these consolidated financial statements.

4

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Three Months Ended

March 31,

	2010	2009

Net loss	$(1,313,200)	$(927,711)
Loss on Disposal of Discontinued Operations	947,941	-
Loss from Discontinued Operations	199,909	99,949
Loss from Continuing Operations	(165,350)	(827,762)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	28,856	11,525
Amortization	100,900	88,200
Amortization of Debenture Discount	-	292,125
Common stock issued for services/interest	-	2,401
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(24,711)	181,780
(Increase)/decrease in inventory	6,317	79,269
(Increase)/decrease in other receivables	-	1,721
(Increase)/decrease in prepaid asset	27,222	47,545
(Increase)/decrease in cost and estimated earnings in excess of contract billings on uncompleted contracts	-	11,847
Increase/(decrease) in contract billings in excess of cost and estimated earnings on uncompleted contracts	-	55,203
Increase/(decrease) in accounts payable and accrued expenses	170,084	(169,178)
Net Cash from Continuing Operations	143,318	(225,324)
Net Cash from Discontinued Operations	(126,432)	5,909
Net Cash from Operating Activities	16,886	(219,415)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds (payments) from sale of discontinued operations	(99,100)	-
Proceeds (payments) from sale of fixed assets	3,300	-
Net Cash from Continuing Investing Activities	(95,800)	-
Net Cash from Discontinued Investing Activities	(3,995)	-
Net Cash from Investing Activities	(99,795)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	(2,264)	(6,152)
Change in lines of credit	(3,801)	18,900
Proceeds from Related Party Loan	6,000	-
Net Cash from Continuing Financing Activities	(65)	12,748
Net Cash from Discontinued Financing Activities	-	-
Net Cash from Financing Activities	(65)	12,748

NET INCREASE (DECREASE) IN CASH	(82,974)	(206,667)
CASH AT BEGINNING OF PERIOD	165,633	447,037
CASH AT END OF PERIOD	$82,659	$240,370

The accompanying notes are an integral part of these consolidated financial statements.

5

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$56,769
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for debt	$-	$17,610

The accompanying notes are an integral part of these consolidated financial statements.

5

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Condensed Financial Statements

March 31, 2010

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2009 financial statements.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

NOTE 3 – GOING CONCERN

The Company is currently in default on the issued and outstanding debentures (See note 4).  While the Company is working diligently to secure funding to enable it to retire the debenture obligations, there can be no assurance that such funding will be available.  The Company has also accumulated significant operating losses.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has taken a number of actions to reduce expenses including reductions in personnel, consolidation of facilities, and the downsizing of the unprofitable service and maintenance operations conducted by All Temp Engineering.  Management has reached settlement agreements on the majority of the debentures that are in default, which settlement is contingent upon their ability to pay $400,000 in cash, with the remaining balance being converted into shares of the Company’s restricted common stock. Management is seeking additional funding through the capital markets to facilitate this settlement, as well as to provide operating capital for its operations.  Management has also made the decision to discontinue certain operations (See Note 5 – Business Disposition).

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

In September 2009, Chestnut Ridge Partners, who held $87,000 in debentures, agreed to convert the amount due, including accrued interest, to the Company’s restricted common stock, as provided in the Debenture Agreement.

In February 2010, management reached agreement with Enable on a plan to settle the debentures held by Enable that are in default.  The settlement agreement is contingent upon the Company making a cash payment to Enable in the amount of $400,000, which amount will be used to reduce the outstanding principle and penalty currently in default.  Upon receipt of the $400,000 payment, the balance of the principle and penalty will be converted into shares of the Company’s common stock at the rate of $0.40 per share.  The Company is currently working on raising the funding to enable it to fulfill the payment obligation under this agreement.  Should the Company successfully raise the necessary funding and make the $400,000 payment specified under the settlement agreement, the conversion of the debenture and penalty balance of $1,875,000 owed to Enable would result in the issuance of 4,687,500 shares of restricted common stock.  The holder of the remaining debentures is involved in bankruptcy proceedings in England and the resolution of those debentures and accrued interest is undetermined.

NOTE 5 – BUSINESS DISPOSITION

On March 2, 2010, the Company sold the assets and certain liabilities of Image Labs and Miralogix to an employee.  The time line from the point the Company made the decision to sell to the accepting of the offer and closing of the transaction was less than two weeks.  The sale was structured such that the Company received no cash from the transaction, while the acquirer took possession of all the assets and assumed all of the liabilities of Image Labs and Miralogix except for those related to accrued payroll and related personnel expenses.  Management’s decision to divest this subsidiary was based on its strategic plan to refocus its product lines and sales efforts to its proprietary green technologies.  A history of Image Labs and Miralogix operating losses, the potential necessity of additional capital expenditures, and the soft market for its products due to economic conditions, were additional considerations in making that determination.  The Company recorded a loss of $947,941 all of which is reported in the period covered by this report.  In conjunction with the disposal of this disposition, $99,100 was transferred to the new owners.

NOTE 6 – EQUITY TRANSACTIONS

During the three month period ended March 31, 2010, the Company neither sold or issued any shares of its common stock.

NOTE 7 – RELATED PARTY TRANSACTIONS

Loan from Shareholder

During the three month period ended March 31, 2010, a shareholder of the Company had advanced $6,000 in funding in the form of a non-interest bearing loan to the Company.  It is the intent of the Company to repay this loan upon the closing of a major capital raise.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, payables and notes payable.  The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at rates that approximate market interest rates for similar debt instruments.

NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25.  The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance.  The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  This change will result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  Together, these changes will result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance.  This guidance expands the disclosures required for multiple-element revenue arrangements and is effective for interim and annual reporting periods beginning after June 15, 2010.  The Company is currently evaluating the potential future impact, if any, of this guidance on its financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the level if disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The Company adopted the applicable disclosure requirements beginning with the first quarter of fiscal 2010, with no material impact.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”).  ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  The updated guidance was effective upon issuance.  The Company adopted ASU 2010-09 during the first quarter of 2010.  The adoption did not have an impact on the Company’s consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 10 – SUBSEQUENT EVENT

On April 8, 2009 the Company issued 411,040 shares of its restricted common stock for the payment of patent fees and 50,000 shares of restricted common stock to an employee.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2010, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Our revenues during the reporting periods have decreased during 2010 compared to 2009 revenues.  We believe this decrease is due in most part to the current economic trends.  Our technology products require large capital outlays from our customers and the downturn in the economy has caused hesitancy on the part of our potential customers to commit funds to capital investments.  We do not expect this trend to continue.  Our products are new to the marketplace and we expect the demand to grow as our products become more familiar. We believe the product lines are becoming commercially accepted and that sales will increase.

We do not anticipate we will emphasize acquisitions as we have in the past and instead will focus on managing and commercializing our current product lines.  This will require a focus from management on the sales of these products.  We anticipate the future business growth over the next twelve months to come from our current product lines.

Results of Operations

	For the three months ended March 31,
	2010	2009	Change
Revenues	$568,184	$733,797	$(165,613)
Cost of goods sold	297,580	435,233	(137,653)
Gross profit	270,604	298,564	(27,960)
Operating expenses	302,136	759,739	(457,603)
Other income (expense)	(133,818)	(366,587)	(232,769)
Loss from continuing operations	(165,350)	(827,762)	(662,412)
Loss from discontinued operations	(199,909)	(99,949)	(99,960)
Loss on disposal of discontinued operations	(947,941)	-	(947,941)
Net loss	$(1,313,200)	$(927,711)	$(385,489)

March 31, 2010 and 2009

Revenues decreased during the quarter ended March 31, 2010, to $568,184 from $733,797 for the quarter ended March 31, 2009, a decrease of $165,613.  No revenues were generated from Cryometrix/All Temp Engineering, as we are continuing to refine and commercialize the freezer technologies.  We anticipate revenues for each of the remaining reporting periods of 2010 will approximate those reported for this initial three month period.

Cost of goods decreased in the quarter ending March 31, 2010, as compared to March 31, 2009 to $297,580 from $435,233, a decrease of $137,653. The decrease was the result of reduced sales.  Gross profit percentage increased to 48% for the three months ended March 31, 2010, compared to 41% for the three months ended March 31, 2009.  While the gross profit margin will vary by quarter depending on the mix of products sold, we are working to obtain more favorable pricing from our vendors in order to increase the margins realized on product sales.

Operating expenses were reduced significantly in the current period.  This reduction is the result of managements cost reduction efforts, primarily related to the operating efficiencies gained from consolidating the California operations.  Operating expenses for the three months ended March 31, 2010 were $302,136, a reduction of $457,603 from the $759,739 in operating expenses recorded for the three month period ended March 31, 2009.  Operating expenses for each of the remaining reporting periods in 2010 are expected to remain at approximately the levels shown for the period of this report.

The loss from continuing operations for the three month period ended March 31, 2010 was $165,350, a $662,412 reduction from the $827,762 loss for the three month period ended March 31, 2009.  The reduced loss results from the increased profit margin on sales and the reduction in operating expenses.

The loss from discontinued operations for the period ended March 2, 2010, the date of sale, was $199,909.  This compares to the loss for the three months ended March 31, 2009 of $99,949.  The widening losses incurred by the Image Labs and Miralogix subsidiary were a major consideration in our decision to divest that product line and focus our efforts on our green technology products.

The net loss for the three months ended March 31, 2010 was $1,313,200, or $0.04 per share.  This compares to a loss of $927,711, or $0.03 per share, for the three months ended March 31, 2009.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at March 31, 2010, were $82,659, with accounts receivable of $299,235 and inventory of $372,079. To date we have relied on revenues and sales of equity and debt securities for our cash resources.   Our working capital deficit on March 31, 2010, was $(3,038,758), due primarily to the $2,925,000 in outstanding debentures and $394,875 in accrued interest on those debentures.  Working capital on December 31, 2009 was a deficit of ($2,621,941).  Management is working to obtain financing to enable it to retire the outstanding debentures and provide the capital needed to commercialize the low temperature freezer and refrigeration technology.  There can be no assurance that funds will be available, or that terms of available funds will be acceptable to the Company.  The inability of Company to obtain funding at acceptable terms could negatively impact its ability to execute its business plan.

For the quarter ended March 31, 2010, our net cash from operating activities was $16,886 which was an increase from the quarter ended March 31, 2009 where the Company used cash of $219,415.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  Future minimum lease payments under the operating lease at March 31, 2010 are $247,931for that facility.  In addition, we have an automobile lease with future minimum lease payments of $4,951.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not required

Item 4T.  Controls and Procedures

(a)

Management’s Report on Internal Control Over Financial Reporting.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that have materially affected our internal controls over financial reporting.

(b)

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

On October 16, 2009, the Company filed a complaint in the Third District Court in the State of Utah in which it seeks the return of the stock issued for the acquisition of Cryomastor.  The action alleges misrepresentation and, in addition to the return of the stock, seeks monetary damages.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2010.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

As of March 31, 2010 the Company is in default on its Senior Secured Convertible Debenture.  The Company was unable to repay the debenture as demanded by the debenture holders.  The total amount under default was $2,300,000 plus a default principle of 30% or $690,000.  The total amount currently in default is $2,925,000 after $65,000 of the debentures and penalty were converted in September 2009. Under the terms of the debenture the interest rate increases from 12% to 18% upon default.  The company is not current on its interest payments.

In February 2010, management reached agreement with Enable on a plan to settle the debentures held by Enable that are in default.  The settlement agreement is contingent upon the Company making a cash payment to Enable in the amount of $400,000, which amount will be used to reduce the outstanding principle and penalty currently in default.  Upon receipt of the $400,000 payment, the balance of the principle and penalty will be converted into shares of the Company’s common stock at the rate of $0.40 per share.  The Company is currently working on securing the funding to enable it to fulfill the payment obligation under this agreement.

ITEM 4.  (Removed and Reserved).

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a) Exhibits.

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation	10-SB Registration Statement*
3.2	Articles of Amendment to Articles of Incorporation	10-SB Registration Statement*
3.3	By-Laws	10-SB Registration Statement*
3.4	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.5	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.6	Articles of Amendment	September 30, 2004 10-QSB Quarterly Report*
3.7	By-Laws Amendment	September 30, 2004 10-QSB Quarterly Report*
4.1	Debenture	8-K Current Report dated June 29, 2007*
4.2	Form of Purchasers Warrant	8-K Current Report dated June 29, 2007*
4.3	Registration Rights Agreement	8-K Current Report dated June 29, 2007*
4.4	Form of Placement Agreement	8-K Current Report dated June 29, 2007*
10.1	Securities Purchase Agreement	8-K Current Report dated June 29, 2007*
10.2	Placement Agent Agreement	8-K Current Report dated June 29, 2007*
14	Code of Ethics	December 31, 2003 10-KSB Annual Report*
21	Subsidiaries of the Company	December 31, 2004 10-KSB Annual Report*
31.1	302 Certification of Kim Boyce
31.2	302 Certification of Keith Merrell
32	906 Certification

Exhibits

Additional Exhibits Incorporated by Reference

*	Reflect California Reorganization	8-K Current Report dated December 31, 2003
*	JMST Acquisition	8-K Current Report dated April 4, 2006
*	Cryomastor Reorganization	8-K Current Report dated September 27, 2006
*	Image Labs Merger Agreement Signing	8-K Current Report dated November 15, 2006
*	All Temp Merger Agreement Signing	8-K Current Report dated November 17, 2006
*	All Temp Merger Agreement Closing	8-KA Current Report dated November 17, 2006
*	Image Labs Merger Agreement Closing	8-KA Current Report dated November 15, 2006

* Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reflect Scientific, Inc.

(Registrant)

Date:

May 17, 2010

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

May 17, 2010

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

May 17, 2010

By:  /s/ Keith Merrell

        Keith Merrell, CFO