Form 10-Q
period 2010-06-30
REFLECT SCIENTIFIC INC
filed 2010-08-13
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Class

Outstanding as of August 13, 2010

34,141,890 shares of $0.01 par value common stock on August 13, 2010

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2010

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

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash	$144,493	$165,633
Accounts receivable, net	251,308	522,921
Other receivables	-	235
Inventories	375,513	591,672
Cost and estimated earnings in excess of contract billings	-	43,635
Prepaid assets	11,113	38,335

Total Current Assets	782,427	1,362,431

FIXED ASSETS, NET	63,340	419,822

OTHER ASSETS

Intangible assets, net	3,122,605	3,708,602
Goodwill	652,149	652,149
Deposits	3,100	10,455

Total Other Assets	3,777,854	4,371,206

TOTAL ASSETS	$4,623,621	$6,153,459

The accompanying notes are an integral part of these consolidated financial statements.

2

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$194,964	$507,794
Short-term lines of credit	133,322	141,474
Convertible debenture	2,925,000	2,925,000
Royalty payable	-	22,542
Capital leases – short-term portion	9,869	9,791
Interest payable	526,500	263,250
Accrued expenses	35,473	93,721
Loan from related party	24,000	18,000
Income taxes payable	400	2,800

Total Current Liabilities	3,849,528	3,984,372

LONG-TERM LIABILITIES

Capital leases – long-term portion	-	9,715

Total Long-Term Liabilities	-	9,715

Total Liabilities	3,849,528	3,994,087

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and Outstanding	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares; 34,141,890 and 35,221,650 issued and outstanding, respectively	341,419	352,217
Additional paid in capital	17,534,313	17,463,580
Accumulated deficit	(17,101,639)	(15,656,425)

Total Shareholders’ Equity	774,093	2,159,372

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,623,621	$6,153,459

The accompanying notes are an integral part of these consolidated financial statements.

3

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES	$529,102	$1,051,956	$1,097,286	$1,785,753

COST OF GOODS SOLD	233,857	439,264	531,437	874,497

GROSS PROFIT	295,245	612,692	565,849	911,256

OPERATING EXPENSES
Salaries and wages	102,100	297,295	226,117	726,394
Rent expense	12,569	47,369	25,696	92,878
Research and development expense	1,817	3,459	7,144	9,866
General and administrative expense	176,892	296,922	336,557	575,646
Total Operating Expenses	293,378	645,045	595,514	1,404,784

OPERATING INCOME (LOSS)	1,867	(32,353)	(29,665)	(493,528)

OTHER INCOME (EXPENSE)
Interest income	-	3,289	5	3,541
Interest expense – other	(2,257)	(79,761)	(4,455)	(154,476)
Loss on default of convertible debentures	-	(690,000)	-	(690,000)
Interest on debentures	(131,625)	(292,125)	(263,250)	(584,250)

Total Other Expenses	(133,882)	(1,058,597)	(267,700)	(1,425,185)

NET LOSS BEFORE TAXES	(132,015)	(1,090,950)	(297,365)	(1,918,713)

Income tax benefit (expense)	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(132,015)	(1,090,950)	(297,365)	(1,918,713)

LOSS FROM DISCONTINUED OPERATIONS
Loss from operations of Image Labs/Miralogix, net of tax	-	(353,653)	(199,909)	(453,601)
Loss on disposal of Image Labs/Miralogix, net of tax	-	-	(947,941)	-
NET LOSS FROM DISCONTINUED OPERATIONS	-	(353,653)	(1,147,850)	(453,601)

NET LOSS	$(132,015)	$(1,444,603)	$(1,445,215)	$(2,372,314)

BASIC AND DILUTED INCOME(LOSS) PER SHARE	$(0.01)	$(0.03)	$(0.04)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	34,316,458	34,578,208	34,760,620	34,673,630

The accompanying notes are an integral part of these consolidated financial statements.

4

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

                                                                                                                                            For the Six Months Ended

                                                                                                                                           June 30,

	2010	2009

Net loss	$(1,445,215)	$(2,372,314)
Loss on Disposal of Discontinued Operations	947,941	-
Loss from Discontinued Operations	199,909	453,601
Loss from Continuing Operations	(297,365)	(1,918,713)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	30,396	23,052
Amortization	149,869	183,854
Amortization of debenture discount	-	584,250
Common stock issued for services/interest	59,935	17,000
Expense for default on convertible debenture	-	690,000
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	23,216	124,042
(Increase)/decrease in inventory	2,883	(61,710)
(Increase)/decrease in other receivables	-	1,721
(Increase)/decrease in prepaid asset	27,222	61,157
(Increase)/decrease in cost and estimated earnings in excess of contract billings on uncompleted contracts	-	30,787
Increase/(decrease) in contract billings in excess of cost and estimated earnings on uncompleted contracts	-	187,424
Increase/(decrease) in accounts payable and accrued expenses	220,720	(146,817)
Net Cash from Continuing Operations	216,876	(223,953)
Net Cash from Discontinued Operations	(126,432)	55,494
Net Cash from Operating Activities	90,444	(168,459)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds (payments) from sale of discontinued operations	(99,100)	-
Proceeds (payments) from sale of fixed assets	3,300	-
Net Cash from Continuing Investing Activities	(95,800)	-
Net Cash from Discontinued Investing Activities	(3,995)	-
Net Cash from Investing Activities	(99,795)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	(9,637)	(11,324)
Change in lines of credit	(8,152)	(3,356)
Proceeds from Related Party Loan	6,000	-
Net Cash from Continuing Financing Activities	(11,789)	(14,680)
Net Cash from Discontinued Financing Activities	-	-
Net Cash from Financing Activities	(11,789)	(14,680)

NET INCREASE (DECREASE) IN CASH	(21,140)	(183,139)
CASH AT BEGINNING OF PERIOD	165,633	447,037
CASH AT END OF PERIOD	$144,493	$263,898

The accompanying notes are an integral part of these consolidated financial statements.

5

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$105,000
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	$59,935	$17,000
Conversion of debt to equity	$-	$37,000
Common stock issued for accrued interest	$-	$44,395

The accompanying notes are an integral part of these consolidated financial statements.

5

REFLECT SCIENTIFIC, INC.

Notes to the Consolidated Condensed Financial Statements

June 30, 2010

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2009 financial statements.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 2 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

Cole, Inc. (the Company) was incorporated under the laws of the State of Utah on November 3, 1999. The Company was organized to engage in any lawful activity for which corporations may be organized under the Utah Revised Business Corporation Act.  On December 30, 2003 the Company changed its name to Reflect Scientific, Inc.

NOTE 3 – GOING CONCERN

The Company is currently in default on its issued and outstanding debentures (See note 4).  While the Company is working diligently to secure funding to enable it to retire the debenture obligations, there can be no assurance that such funding will be available.  The Company has also accumulated significant operating losses.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 4 – DEFAULT ON CONVERTIBLE DEBENTURES

On June 29, 2009 the Company’s convertible debenture came due.  The Company was unable to repay the amount due of $2,300,000 at that time and the note went into default status.  Under the terms of the debenture, a penalty of 30% of the outstanding principle was accrued upon default.  On the date of default the Company recognized this additional amount due of $690,000.  Also under the terms of the debenture, upon default, the Company was required to accrue and pay interest at the default rate of 18%.

In September 2009, Chestnut Ridge Partners, who held $87,000 in debentures, agreed to convert the amount due, including accrued interest, to the Company’s restricted common stock, as provided in the Debenture Agreement.

In February 2010, management reached agreement with Enable on a plan to settle the debentures held by Enable that are in default.  The settlement agreement is contingent upon the Company making a cash payment to Enable in the amount of $400,000, which amount will be used to reduce the outstanding principle and penalty currently in default.  Upon receipt of the $400,000 payment, the balance of the principle and penalty will be converted into shares of the Company’s common stock at the rate of $0.40 per share.  The Company is currently working to raise the funding which will enable it to fulfill the payment obligation under this agreement.  Should the Company successfully raise the necessary funding and make the $400,000 payment specified under the settlement agreement, the conversion of the debenture and penalty balance of $1,875,000 owed to Enable would result in the issuance of 4,687,500 shares of restricted common stock.  The holder of the remaining debentures is involved in bankruptcy proceedings in England and the resolution of those debentures and accrued interest is undetermined.

NOTE 5 – BUSINESS DISPOSITION

On March 2, 2010, the Company sold the assets and certain liabilities of Image Labs and Miralogix to an employee.  The time line from the point at which the Company made the decision to sell to the accepting of the offer and closing of the transaction was less than two weeks.  The sale was structured such that the Company received no cash from the transaction, while the acquirer took possession of all the assets and assumed all of the liabilities of Image Labs and Miralogix except for those related to accrued payroll and related personnel expenses.  Management’s decision to divest this subsidiary was based on its strategic plan to refocus its product lines and sales efforts to its proprietary green technologies.  A history of operating losses at Image Labs and Miralogix, the potential necessity of additional capital expenditures, and the soft market for its products due to economic conditions, were additional considerations in making that determination.  The Company recorded a loss of $947,941 all of which is reported in the period covered by this report.  In conjunction with the disposal of this business entity, $99,100 in cash was transferred to the new owners.

NOTE 6 – EQUITY TRANSACTIONS

On April 8, 2010 the Company issued 411,040 shares of its restricted common stock for the payment of legal fees valued at $53,435 or $0.13 per share and 50,000 shares of restricted common stock to an employee valued at $6,500 or $0.13 per share.

In April 2010 the Company received 1,040,800 shares of the common stock issued in the Cryometrix/All Temp Engineering acquisition transaction.  The transfer agent was instructed to cancel the returned shares of stock.

In May 2010, 500,000 shares of the common stock issued at the time Image Labs and Miralogix were acquired by the Company was returned.  The Company instructed the transfer agent to cancel those shares of stock.

During the three and six month periods ended June 30, 2010, the Company did not sell any shares of its common stock.

NOTE 7 – RELATED PARTY TRANSACTIONS

Loan from Shareholder

As of June 30, 2010, a shareholder of the Company had advanced $24,000 in funding in the form of a non-interest bearing loan to the Company; of this, $6,000 was advanced during the six months ended June 30, 2010.  It is the intent of the Company to repay this loan upon the closing of a major capital raise.

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

NOTE 10 – CONTINGENCIES

In June 2010 a complaint was filed against the Company for failure to pay $20,946 of a $65,000 contract. The amount relates to HVAC equipment resold on a contract job for which the Company has not been paid.

NOTE 11 – SUBSEQUENT EVENTS

On July 15, 2010, the board of directors cancelled all stock options grants made in 2008 and 2007.  The action resulted in the cancellation of options to purchase 5,066,660 shares of the Company’s common stock at prices ranging from $0.85 to $1.32. After the cancellation there remain outstanding options to purchase 5,176,660 shares of common stock, all of which are fully vested.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month period ended June 30, 2010, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Plan of Operation and Business Growth

Over the next twelve months our focus will be on the commercialization of products acquired and developed over the last several years.  Included in this focus will be the continued development and commercialization of our ultra low temperature refrigerator line, with the reefer being given highest priority.  Additionally, we will continue to develop and expand our focus on solutions and services to retrofit server and computer rooms to help reduce the cost of cooling such rooms, as well as provide a more reliable and efficient method to cool such rooms.   We will also continue to focus on the expansion of our detector line and contract manufacturing operations.

Management’s focus over the last several years was on the acquisition and development of our product lines.  While management now believes the desired core product lines are in place and will focus its efforts over the next twelve months on the commercialization of those product lines, marketing the products and expanding its customer base, it will continue to look for potential acquisitions.  Preliminary discussions are currently ongoing with a potential acquisition target.

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

Results of Operations

Three Months Ended June 30, 2010 and 2009

	For the three months ended June 30,
	2010	2009	Change
Revenues	$529,102	$1,051,956	$(459,854)
Cost of goods sold	233,857	439,264	(205,407)
Gross profit	295,245	612,692	(317,447)
Operating expenses	293,378	645,045	(351,667)
Other income (expense)	(133,882)	(1,058,597)	924,715
Net loss from continuing operations	(132,015)	(1,090,950)	958,935
Loss from discontinued operations	-	(353,653)	353,653
Net loss	$(132,015)	$(1,444,603)	$1,312,588

Revenues decreased during the quarter ended June 30, 2010, to $529,102 from $1,051,956 for the quarter ended June 30, 2009, a decrease of $459,854.  No revenues were generated in 2010 from Cryometrix/All Temp Engineering, as we are continuing to refine and commercialize the freezer technologies.  We anticipate revenues for each of the remaining reporting periods of 2010 will approximate those reported for this three month period.  In the three month period ended June 30, 2009, Cryometrix/All Temp Engineering generated revenue of $471,461.

As a result of reduced sales, cost of goods decreased in the quarter ending June 30, 2010, as compared to June 30, 2009 to $233,857 from $439,264, a decrease of $205,407. Gross profit percentage decreased to

56% for the three months ended June 30, 2010, compared to 58% for the three months ended June 30, 2009.  While the gross profit margin will vary by quarter depending on the mix of products sold, we are actively working to obtain more favorable pricing from our vendors in order to increase the margins realized on product sales.

Operating expenses were reduced significantly in the current period.  This reduction is the result of cost reduction efforts implemented by management, primarily related to the operating efficiencies gained from consolidating the California operations and the disposition of the Montana operations.  Operating expenses for the three months ended June 30, 2010, including non-cash expenses of $59,935, were $293,378, a reduction of $351,667 from the $645,045 in operating expenses recorded for the three month period ended June 30, 2009.  Operating expenses for each of the remaining reporting periods in 2010 are expected to remain at approximately the levels shown for the period of this report.

The loss from continuing operations for the three month period ended June 30, 2010 was $132,015, a $958,935 reduction from the $1,090,950 loss for the three month period ended June 30, 2009.  The default penalty of $690,000 charged in 2009 accounts for a significant part of the variance.

The loss from discontinued operations for the 2009 period was $353,653.  The continuing losses incurred by the Image Labs and Miralogix subsidiary were a major consideration in our decision to divest that product line and focus our efforts on our green technology products.

The net loss for the three months ended June 30, 2010 was $132,015, or $0.01 per share.  This compares to a loss of $1,444,603, or $0.03 per share, for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 and 2009

	For the six months ended June 30,
	2010	2009	Change
Revenues	$1,097,286	$1,785,753	$(688,467)
Cost of goods sold	531,437	874,497	(343,060)
Gross profit	565,849	911,256	(345,407)
Operating expenses	595,514	1,404,784	(809,270)
Other (income) expense	(267,700)	(1,425,185)	1,157,485
Net loss from continuing operations	(297,365)	(1,918,713)	1,621,348
Loss from discontinued operations	(199,909)	(453,601)	253,692
Loss on disposal of discontinued operations	(947,941)	-	(947,941)
Net loss	$(1,445,215)	$(2,372,314)	$927,099

Revenues decreased during the six months ended June 30, 2010, to $1,097,286 from $1,785,753 for the six months ended June 30, 2009, a decrease of $688,467.  No revenues were generated in 2010 from Cryometrix/All Temp Engineering, as we continue to refine and commercialize the freezer technologies. During the six month period ended June 30, 2009, revenue of $659,314 was generated from Cryometrix/All Temp Engineering, which revenue accounts for the decrease in year over year comparatives..

Cost of goods sold decreased in the six months ending June 30, 2010, as compared to the same period ended June 30, 2009 to $531,437 from $874,497, a decrease of $343,060. Gross profit percentage increased to 52% for the six months ended June 30, 2010, compared to 51% for the six months ended June 30, 2009.  The gross profit margin will vary by quarter depending on the mix of products sold, but we are actively working to increase the margins realized on product sales.

Operating expenses were reduced significantly in the current period.  This reduction results from cost reduction efforts implemented by management, coupled with the operating expense reductions gained from consolidating the California operations and the disposition of the Montana operations.  Operating expenses for the six months ended June 30, 2010, including non-cash expenses of $59,935, were $595,514, a reduction of $809,270 from the $1,404,784 in operating expenses recorded for the six month period ended June 30, 2009.

The loss from continuing operations for the six month period ended June 30, 2010 was $297,365, a $1,621,348 reduction from the $1,918,713 loss for the six month period ended June 30, 2009.  The default penalty of $690,000 charged in 2009 is included in the 2009 loss.

The loss from discontinued operations for the six months ended June 30, 2010 was $199,909, all of which was incurred during the first two months of the period.  In addition, the loss due to disposition was $947,941.  The loss from discontinued operations incurred during the six month period ended June 30, 2009 was greater, being $453,601, as they represent expenses for the entire six month period.  The continuing losses incurred by the Image Labs and Miralogix subsidiary were a major consideration in our decision to divest that product line and focus our efforts on our green technology products.

The net loss for the six months ended June 30, 2010 was $1,445,215, or $0.04 per share.  This compares to a loss of $2,372,314, or $0.07 per share, for the six months ended June 30, 2009.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at June 30, 2010, were $144,193, with accounts receivable of $251,308 and inventory of $375,513. To date we have relied on revenues and sales of equity and debt securities for our cash resources.   Our working capital deficit on June 30, 2010, was $(3,067,101), due primarily to the $2,925,000 in outstanding debentures and $526,500 in accrued interest on those debentures.  Working capital on December 31, 2009 was a deficit of ($2,621,941).  Management is working to obtain financing to enable it to retire the outstanding debentures and provide the capital needed to commercialize the low temperature freezer and refrigeration technology.  There can be no assurance that funds will be available, or that terms of available funds will be acceptable to the Company.  The inability of Company to obtain funding at acceptable terms could negatively impact its ability to execute its business plan.

For the six month period ended June 30, 2010, our net cash from operating activities was $90,444 which was an increase from the six month period ended June 30, 2009 where the Company used cash of $168,459.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  Future minimum lease payments under the operating lease at June 30, 2010 are $235,144 for that facility.  In addition, we have an automobile lease with future minimum lease payments of $29,622.

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

Not required.

Item 4.  Controls and Procedures

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

On October 16, 2009, the Company filed a complaint in the Third District Court in the State of Utah in which it seeks the return of the stock issued for the acquisition of Cryomastor.  The action alleges misrepresentation and, in addition to the return of the stock, seeks monetary damages.  In May 2010 the defendant responded with the filing of a countersuit.

In June 2010 a complaint was filed against the Company for failure to pay $20,946 of a $65,000 contract. The amount relates to HVAC equipment resold on a contract job for which the Company has not been paid.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended June 30, 2010.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

As of June 30, 2010 the Company is in default on its Senior Secured Convertible Debenture.  The Company was unable to repay the debenture as demanded by the debenture holders.  The total amount under default was $2,300,000 plus a default principle of 30% or $690,000.  The total amount currently in default is $2,925,000 after $65,000 of the debentures and penalty were converted in September 2009. Under the terms of the debenture the interest rate increases from 12% to 18% upon default.  The company is not current on its interest payments.

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

No matters were submitted to a vote of security holders during the quarter ended June 30, 2010.

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

Reflect Scientific, Inc.

(Registrant)

Date:

August 13, 2010

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

August13, 2010

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

August 13, 2010

By:  /s/ Keith Merrell

        Keith Merrell, CFO