Form 10-Q
period 2010-09-30
REFLECT SCIENTIFIC INC
filed 2010-11-12
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Class

Outstanding as of November 10, 2010

33,831,890 shares of $0.01 par value common stock on November 10, 2010

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2010

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

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash	$141,545	$165,633
Accounts receivable, net	408,555	522,921
Other receivables	-	235
Inventories	397,072	591,672
Cost and estimated earnings in excess of contract billings	-	43,635
Prepaid assets	11,113	38,335

Total Current Assets	958,285	1,362,431

FIXED ASSETS, NET	61,800	419,822

OTHER ASSETS

Intangible assets, net	3,053,084	3,708,602
Goodwill	652,149	652,149
Deposits	3,100	10,455

Total Other Assets	3,708,333	4,371,206

TOTAL ASSETS	$4,728,418	$6,153,459

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$309,691	$507,794
Short-term lines of credit	129,590	141,474
Convertible debenture	2,925,000	2,925,000
Royalty payable	-	22,542
Capital leases – short-term portion	10,562	9,791
Interest payable	658,125	263,250
Accrued expenses	17,269	93,721
Loan from related party	24,000	18,000
Income taxes payable	400	2,800

Total Current Liabilities	4,074,637	3,984,372

LONG-TERM LIABILITIES

Capital leases – long-term portion	1,677	9,715

Total Long-Term Liabilities	1,677	9,715

Total Liabilities	4,076,314	3,994,087

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and Outstanding	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares; 34,141,890 and 35,221,650 issued and outstanding, respectively	341,419	352,217
Additional paid in capital	17,534,313	17,463,580
Accumulated deficit	(17,223,628)	(15,656,425)

Total Shareholders’ Equity	652,104	2,159,372

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,728,418	6,153,459

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES	$735,344	$1,075,098	$1,832,630	$2,860,851

COST OF GOODS SOLD	443,941	682,728	975,378	1,557,225

GROSS PROFIT	291,403	392,370	857,252	1,303,626

OPERATING EXPENSES
Salaries and wages	99,410	272,010	325,527	998,404
Rent expense	13,228	51,445	38,924	144,323
Research and development expense	-	5,712	7,144	15,578
General and administrative expense	166,912	264,551	503,469	840,197
Total Operating Expenses	279,550	593,718	875,064	1,998,502

OPERATING INCOME (LOSS)	11,853	(201,348)	(17,812)	(694,876)

OTHER INCOME (EXPENSE)
Interest income	2	21	7	3,562
Interest expense	(133,843)	(106,471)	(401,548)	(845,197)
Loss on default of convertible debentures	-	-	-	(690,000)

Total Other Expenses	(133,841)	(106,450)	(401,541)	(1,531,635)

NET LOSS BEFORE TAXES	(121,988)	(307,798)	(419,353)	(2,226,511)

Income tax benefit (expense)	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(121,988)	(307,798)	(419,353)	(2,226,511)

LOSS FROM DISCONTINUED OPERATIONS
Loss from operations of Image Labs/Miralogix, net of tax	-	(624,784)	(199,909)	(1,078,385)
Loss on disposal of Image Labs/Miralogix, net of tax	-	-	(947,941)	-
NET LOSS FROM DISCONTINUED OPERATIONS	-	(624,784)	(1,147,850)	(1,078,385)

NET LOSS	$(121,988)	$(932,582)	$(1,567,203)	$(3,304,896)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$(0.03)	$(0.05)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	34,141,890	34,892,802	34,552,110

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

                                                                                                                                                For the

                                                                                                                                           Nine Months Ended

                                                                                                                                              September 30,

	2010	2009

Net loss	$(1,567,203)	$(3,304,896)
Loss on Disposal of Discontinued Operations	947,941	-
Loss from Discontinued Operations	199,909	1,078,385
Loss from Continuing Operations	(419,353)	(2,226,511)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	31,936	34,443
Amortization	219,390	264,648
Amortization of debenture discount	-	584,250
Common stock issued for services/interest	59,935	17,000
Expense for default on convertible debenture	-	690,000
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(134,031)	251,298
(Increase)/decrease in inventory	(18,676)	108,952
(Increase)/decrease in other receivables	-	1,720
(Increase)/decrease in prepaid asset	27,222	101,990
(Increase)/decrease in cost and estimated earnings in excess of contract billings on uncompleted contracts	-	(76,480)
Increase/(decrease) in contract billings in excess of cost and estimated earnings on uncompleted contracts	-	4,723
Increase/(decrease) in accounts payable and accrued expenses	448,867	(4,666)
Net Cash from Continuing Operations	215,290	(248,633)
Net Cash from Discontinued Operations	(126,432)	(65,506)
Net Cash from Operating Activities	88,858	(314,139)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds (payments) from sale of discontinued operations	(99,100)	-
Proceeds (payments) from sale of fixed assets	3,300	-
Net Cash from Continuing Investing Activities	(95,800)	-
Net Cash from Discontinued Investing Activities	(3,995)	-
Net Cash from Investing Activities	(99,795)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	(7,267)	(40,147)
Change in lines of credit	(11,884)	18,201
Proceeds from Related Party Loan	6,000	-
Net Cash from Continuing Financing Activities	(13,151)	(21,946)
Net Cash from Discontinued Financing Activities	-	-
Net Cash from Financing Activities	(13,151)	(21,946)

NET INCREASE (DECREASE) IN CASH	(24,088)	(336,085)
CASH AT BEGINNING OF PERIOD	165,633	447,037
CASH AT END OF PERIOD	$141,545	$110,952

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Nine Months Ended

September 30,

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$105,000
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	$59,935	$17,000
Conversion of debt to equity	$-	$64,107
Common stock issued for accrued interest	$-	$87,000

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2010

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2009 financial statements.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Management has taken a number of actions to reduce expenses including reductions in personnel, consolidation of facilities, and the downsizing of the unprofitable service and maintenance operations conducted by All Temp Engineering.  Management has reached settlement agreements on the majority of the debentures that are in default, which settlement is contingent upon their ability to make a cash payment of $300,000.  The Company will also issue 1,200,000 shares of restricted common stock.  Management is seeking additional funding through the capital markets to facilitate this settlement, as well as to provide operating capital for its operations.  Management has also made the decision to discontinue certain operations (See Note 5 – Business Disposition).

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

In August 2010, management reached agreement with all but one of the debenture holders on a plan to settle the debentures held by them that are in default.  The settlement agreement is contingent upon the Company making a cash payment to them in the amount of $300,000 and the issuance of 1,200,000 shares of restricted common stock.  Those debenture holders will accept the cash payment and stock issuance as full satisfaction of the debentures and warrants purchased on June 29, 2007.  The Company is diligently working to raise the funding with which to fulfill the cash payment obligation under this agreement.  The holder of the remaining debentures is involved in bankruptcy proceedings in England and the resolution of those debentures and accrued interest is undetermined.

NOTE 5 – BUSINESS DISPOSITION

On March 2, 2010, the Company sold the assets and certain liabilities of Image Labs and Miralogix to an employee.  The time line from the point at which the Company made the decision to sell to the accepting of the offer and closing of the transaction was less than two weeks.  The sale was structured such that the Company received no cash from the transaction, while the acquirer took possession of all the assets and assumed all of the liabilities of Image Labs and Miralogix except for those related to accrued payroll and related personnel expenses. Management’s decision to divest this subsidiary was based on its strategic plan to refocus its product lines and sales efforts to its proprietary green technologies.  A history of operating losses at Image Labs and Miralogix, the potential necessity of additional capital expenditures, and the soft market for its products due to economic conditions, were additional considerations in making that determination.  The Company recorded a loss of $947,941 all of which is reported in the nine-month period covered by this report.  In conjunction with the disposal of this business entity, $99,100 in cash was transferred to the new owners.

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

In May 2010, 500,000 shares of the common stock issued at the time Image Labs and Miralogix were acquired by the Company were returned.  The Company instructed the transfer agent to cancel those shares of stock.

During the three and nine month periods ended September 30, 2010, the Company did not sell any shares of its common stock.

On July 15, 2010, the board of directors cancelled all stock options grants made in 2008 and 2007. The action resulted in the cancellation of options to purchase 5,066,660 shares of the Company’s common stock at prices ranging from $0.85 to $1.32. After the cancellation there remain outstanding options to purchase 5,176,660 shares of common stock, all of which are fully vested.

NOTE 7 – RELATED PARTY TRANSACTIONS

Loan from Shareholder

As of September 30, 2010, a shareholder of the Company had advanced $24,000 in funding in the form of a non-interest bearing loan to the Company; of this amount, $6,000 was advanced during the nine months ended September 30, 2010.  It is the intent of the Company to repay this loan upon the closing of a major capital raise.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, payables and notes payable.  The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at rates that approximate market interest rates for similar debt instruments.

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

NOTE 11 – SUBSEQUENT EVENTS

On October 13, 2010, the Company received 310,000 shares of restricted common stock that were issued for professional services related to the acquisition of Cryometrix and Miralogix.  The transfer agent was instructed to cancel the shares.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended September 30, 2010, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Plan of Operation and Business Growth

Over the next twelve months our focus will be on the commercialization of products acquired and developed over the last several years.  Included in this focus will be the continued development and commercialization of our ultra low temperature refrigerator line, with the refrigerated trailer, known as a “reefer” being given highest priority.  Additionally, we will continue to develop and expand our focus on solutions and services to retrofit server and computer rooms to help reduce the cost of cooling such rooms, as well as provide a more reliable and efficient method to cool such rooms.   We will also continue to focus on the expansion of our detector line and contract manufacturing operations.

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

Results of Operations

Three Months Ended September 30, 2010 and 2009

	For the three months ended September 30,
	2010	2009	Change
Revenues	$735,344	$1,075,098	$(339,754)
Cost of goods sold	443,941	682,728	(238,787)
Gross profit	291,403	392,370	(100,967)
Operating expenses	279,550	593,718	(314,168)
Other income (expense)	(133,841)	(106,450)	(27,391)
Net loss from continuing operations	(121,988)	(307,798)	185,810
Loss from discontinued operations	-	(624,784)	624,784
Net loss	$(121,988)	$(932,582)	$810,594

Revenues decreased during the quarter ended September 30, 2010, to $735,344 from $1,075,098 for the quarter ended September 30, 2009, a decrease of $339,754.  Sales of the Reflect Scientific product lines were $735,344 for the three months ended September 30, 2010, an increase of $174,283 over the $561,062 in sales for the three month period ended September 30, 2009.  No revenues were generated in 2010 from Cryometrix/All Temp Engineering, as we are continuing to refine and commercialize the freezer technologies.  Revenues from Cryometrix/All Temp were $514,036 for the three month period ended September 30, 2009.  We anticipate consolidated revenues for the remaining reporting period of 2010 will approximate those reported for this three month period.

As a result of reduced sales, cost of goods decreased in the quarter ending September 30, 2010, as compared to September 30, 2009 to $443,941 from $682,728, a decrease of $238,787. Gross profit percentage increased to 40% for the three months ended September 30, 2010, compared to 36% for the three months ended September 30, 2009.  While the gross profit margin will vary by quarter depending on the mix of products sold, we are actively working to obtain more favorable pricing from our vendors in order to increase the margins realized on product sales.

Operating expenses were reduced significantly in the current period.  This reduction is the result of cost reduction efforts implemented by management, primarily related to the operating efficiencies gained from consolidating the California operations and the disposition of the Montana operations.  Operating expenses for the three months ended September 30, 2010 were $279,550, a reduction of $314,168 from the $593,718 in operating expenses recorded for the three month period ended September 30, 2009.  Operating expenses for the remaining reporting period in 2010 are expected to remain at approximately the levels shown for the period of this report.

The loss from continuing operations for the three month period ended September 30, 2010 was $121,988, a $185,810 reduction from the $307,798 loss for the three month period ended September 30, 2009.  Management continues to look for opportunities to reduce ongoing operating expenses.

The loss from discontinued operations for the 2009 period was $624,784.  The continuing losses incurred by the Image Labs and Miralogix subsidiary were a major consideration in our decision to divest that product line and focus our efforts on our green technology products.

The net loss for the three months ended September 30, 2010 was $121,988, or $0.01 per share. This compares to a loss of $932,582, or $0.03 per share, for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 and 2009

	For the nine months ended September 30,
	2010	2009	Change
Revenues	$1,832,630	$2,860,851	$(1,028,221)
Cost of goods sold	975,378	1,557,225	(581,847)
Gross profit	857,252	1,303,626	(446,374)
Operating expenses	875,064	1,998,502	(1,123,438)
Other income (expense)	(401,541)	(1,531,635)	1,130,094
Net loss from continuing operations	(419,353)	(2,226,511)	1,807,158
Loss from discontinued operations	(199,909)	(1,078,385)	878,476
Loss on disposal of discontinued operations	(947,941)	-	(947,941)
Net loss	$(1,567,203)	$(3,304,896)	$1,737,693

Revenues during the nine months ended September 30, 2010 were $1,832,630, a decrease of $1,028,221 from $2,860,851 for the nine months ended September 30, 2009.  Revenue from the the Reflect Scientific product lines were $1,832,630 for the nine months ended September 30, 2010, an increase of $145,130 from the $1,687,501 for the same period in 2009.  No revenues were generated in 2010 from Cryometrix/All Temp Engineering, as we continue to refine and commercialize the freezer technologies.  During the nine month period ended September 30, 2009, revenue of $1,173,350 was generated from Cryometrix/All Temp Engineering, which revenue decrease accounts for the change in year over year comparatives.

Cost of goods sold decreased in the nine months ending September 30, 2010, as compared to the same period ended September 30, 2009 to $975,378 from $1,557,225, a decrease of $581,847. Gross profit percentage increased to 47% for the nine months ended September 30, 2010, compared to 45% for the nine months ended September 30, 2009.  The gross profit margin will vary by quarter depending on the mix of products sold, but we are actively working to increase the margins realized on product sales.

Operating expenses have been reduced significantly in 2010.  This reduction results from cost efficiencies implemented by management, coupled with the operating expense reductions gained from consolidating the California operations and the disposition of the Montana operations. Operating expenses for the nine months ended September 30, 2010 were $875,064, a reduction of $1,123,438 from the $1,998,502 in operating expenses recorded for the nine month period ended September 30, 2009.

The loss from continuing operations for the nine month period ended September 30, 2010 was $419,353, a $1,807,158 reduction from the $2,226,511 loss for the nine month period ended September 30, 2009.  The default penalty on the debentures of $690,000 realized in 2009 is included in the 2009 loss.

The loss from discontinued operations for the nine months ended September 30, 2010 was $199,909, all of which was incurred during the first two months of the period.  In addition, the loss due to disposition was $947,941.  The loss from discontinued operations incurred during the nine month period ended September 30, 2009 was $1,078,385, as they represent expenses for the entire nine month period.  The continuing losses incurred by the Image Labs and Miralogix subsidiary were a major consideration in our decision to divest that product line and focus our efforts on our green technology products.

The net loss for the nine months ended September 30, 2010 was $1,567,203, or $0.05 per share.  This compares to a loss of $3,304,896, or $0.10 per share, for the nine months ended September 30, 2009.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at September 30, 2010, were $141,545, with accounts receivable of $408,555 and inventory of $397,072. To date we have relied on revenues and sales of equity and debt securities for our cash resources.   Our working capital deficit on September 30, 2010, was $3,116,352, due primarily to the $2,925,000 in outstanding debentures and $658,125 in accrued interest on those debentures.  Working capital on December 31, 2009 was a deficit of $2,621,941.

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

For the nine month period ended September 30, 2010, our net cash from operating activities was $88,858 which was an increase from the nine month period ended September 30, 2009 where the Company used cash of $314,139.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  Future minimum lease payments under the operating lease at September 30, 2010 are $222,358 for that facility.  In addition, we have automobile leases with future minimum lease payments of $26,784.

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

Not required

Item 4.  Controls and Procedures

(a)

Management’s Report on Internal Control Over Financial Reporting.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that have materially affected our internal controls over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended September 30, 2010.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

As of September 30, 2010 the Company is in default on its Senior Secured Convertible Debenture. The Company was unable to repay the debenture as demanded by the debenture holders.  The total amount under default was $2,300,000 plus a default principle of 30% or $690,000.  The total amount currently in default is $2,925,000 after $65,000 of the debentures and penalty were converted in September 2009.  Under the terms of the debenture the interest rate increases from 12% to 18% upon default.  The company is not current on its interest payments.

In August 2010, management reached agreement with all but one of the debenture holders on a plan to settle the debentures held by them that are in default.  The settlement agreement is contingent upon the Company making a cash payment to them in the amount of $300,000 and the issuance of 1,200,000 shares of restricted common stock in full satisfaction of the indebtedness. The Company is currently working on securing the funding to enable it to fulfill the payment obligation under this agreement.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2010.

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

Reflect Scientific, Inc.

(Registrant)

Date:

November 10, 2010

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President

       and Director

Date:

November 10, 2010

            By:  /s/ Tom Tait

                                                                                            Tom Tait, Vice President and

                                                                                            Director

Date:

November 10, 2010

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal

        Financial Officer