Form 10-K
period 2010-12-31
REFLECT SCIENTIFIC INC
filed 2011-03-31
CIK 1103090

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. - 000-313770

REFLECT SCIENTIFIC, INC.

(Name of Registrant in its Charter)

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

Yes  [   ]     No  [ X ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes  [   ]     No  [   ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X]  No [  ]

(2) Yes [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No  [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐

Smaller reporting company ☒

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

State Issuer’s revenues for its most recent fiscal year:  December 31, 2010 - $2,401,685.

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,691,594

There are approximately 16,267,640 shares of common voting stock of the Registrant held by non-affiliates, and based upon the average bid and asked prices of our common stock on June 30, 2010 of $0.05, as reported by the OTC Bulletin Board of the National Association of Securities Dealers, Inc., the aggregate market value of our common stock held by non-affiliates was approximately $813,382.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Past Five Years

None; not applicable.

Outstanding Shares

As of March 15, 2011, the Registrant had 33,831,890 shares of common stock outstanding.

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part IV, Item 15, of this Annual Report.

INDEX

PART I

Item 1.  Business

     4

Item 1A.  Risk Factors

   11

Item 2.  Properties

   11

Item 3.  Legal Proceedings

   11

Item 4.  Removed and Reserved

   11

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and

     Issuer Purchases of Equity Securities

   12

Item 6.  Selected Financial Data

   13

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results

     of Operations

   13

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   17

Item 8.  Financial Statements and Supplementary Data

   17

Item 9.  Changes in and Disagreements with Accountants on Accounting and

     Financial Disclosures

   17

Item 9A.  Controls and Procedures

   17

Item 9B.   Other Information

   18

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

   19

Item 11.  Executive Compensation

   21

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     and Related Stockholder Matters                                                                                                                    22

Item 13.  Certain Relationships and Related Transactions, and Director Independence

   24

Item 14.  Principal Accountant Fees and Services

   24

PART IV

Item 15.  Exhibits and Financial Statement Schedules

   26

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

PART I

Item 1. Description of Business

Business Development

History

Reflect Scientific, Inc., a Utah corporation (the “Company,” “we,” “our,” “us” and words of similar import), was organized under the laws of the State of Utah on November 3, 1999, under the name “Cole, Inc.”  On December 31, 2003, we acquired Reflect Scientific, Inc., a California corporation.  We changed our name to “Reflect Scientific, Inc.” and succeeded to the business operations of our wholly-owned subsidiary, that involved the manufacture and distribution of unique laboratory consumables and disposables such as filtration and purification products, customized sample handling vials, electronic wiring assemblies, high temperature silicone, graphite and vespel/graphite sealing components for use by original equipment manufacturers (“OEM”) in the chemical analysis industries, primarily in the field of gas/liquid chromatography.  See our 8-K Current Report dated December 31, 2003, which was filed with the Securities and Exchange Commission on January 15, 2004, and is incorporated herein by reference.  See Part IV, Item 15.

On November 29, 2005, we announced the execution of a Letter of Intent to acquire Cryomastor Corporation, a California corporation (“Cryomastor” [sometimes called “Cryometrix,” its amended name).

Effective as of April 4, 2006, we entered into a Purchase Agreement (the “JMST Agreement”) with JM SciTech, LLC, a limited liability company organized under the laws of the State of Colorado, and doing business as JMST Systems (“JMST”); David Carver, an individual (“Carver”); and Julie Martin, an individual (“Martin”) (JMST, Carver and Martin are sometimes hereinafter referred to collectively as “Sellers”).  Pursuant to the JMST Agreement, we purchased and JMST sold all right, title and interest in and to the JMST Technology (the “JMST Technology”), as described in the JMST Agreement; and Carver conveyed and assigned any rights he had in and to certain patents (the “Carver Patents”) and related intellectual assets as described in the JMST Agreement (collectively, including the Carver Patents, referred to herein as the “Carver Technology”).  JMST had created a line of chemical detection instruments that are used in the pharmaceutical, biotechnology and homeland security markets. The patented technology allows researchers to accurately analyze chemical formulations for their composition and identity.  See our 8-K Current Report dated April 4, 2006, which was filed with the Securities and Exchange Commission on April 7, and is incorporated herein by reference.  See Part IV, Item 15.

On June 27, 2006, we completed the acquisition of Cryomastor pursuant to an Agreement and Plan of Merger (the “Cryomastor Merger Agreement”), which became our wholly-owned subsidiary; changed its name to “Cryometrix, Inc.”; and succeeded to its business operations, which involved the manufacture and sale of ultra low temperature freezer systems powered by liquid nitrogen for use in bio-repositories associated with the biotech and pharmaceutical industries, as well as government facilities, universities and many other diverse applications that require a large number of reliable and energy efficient freezers.  See our 8-K Current Report dated June 27, 2006, which was filed with the Securities and Exchange Commission on June 30, 2006, and is incorporated herein by reference. See Part IV, Item 15.

On November 15, 2006, we entered into an Agreement and Plan of Merger (the “Image Labs Merger Agreement”) between Image Acquisition Corp., a Georgia corporation and our wholly-owned subsidiary (“Merger Subsidiary”); Smithgall & Associates, Inc., dba Image Labs International, a Georgia corporation (“Image Labs”); and Brian Smithgall (“Smithgall”), the sole shareholder of Image Labs (the “Image Labs Shareholder”).  Established in 1993 and located in Bozeman, Montana, Image Labs is a manufacturer and developer of factory automation equipment. The primary product lines focus in the areas of automated inspection, measurement and material handling.  See our 8-K Current Report dated November 15, 2006, which was filed with the Securities and Exchange Commission on November 21, 2006, and is incorporated herein by reference.  See Part IV, Item 15.  In February 2010, management made the decision to divest this business.

On November 17, 2006, we entered into an Agreement and Plan of Merger (the “The All Temp Merger Agreement”) between our wholly-owned subsidiary,  Cryometrix, Inc. (“Merger Subsidiary”); All Temp Engineering Inc., a California corporation (“All Temp”); J F Dain & E L Dain CO   T Tee Dain Family Revocable Trust U/A Dated 12/17/2001 (the “Dain Trust”) and Nicholas J. Henneman (“Henneman”), the sole All Temp Shareholders (collectively, the “All Temp Shareholders”); and John F. Dain, individually (“Dain”).   All Temp was located in San Jose, California and had been providing engineered solutions and services to the cryogenics industry for over 24 years.  All Temp served numerous companies in business sectors such as biotech, pharmaceutical, medical devices, research, universities, semiconductor, aerospace, military, and industrial food processing.  See our 8-K Current Report dated November 17, 2006, which was filed with the Securities and Exchange Commission on November 22, 2006, and is incorporated herein by reference.  See Part IV, Item 15.

On June 29, 2007, we completed the sale of $2,500,000 of debentures.  See our 8-K Current Report dated July 2, 2008, and is incorporated herein by reference.  See Part IV, Item 15.

On October 31, 2009, the Company completed the contract obligations of All Temp and moved its Cryometrix subsidiary to Montana.  The consolidation of the manufacturing operations was made to bring greater efficiencies while at the same time provide cost savings.

On March 2, 2010, the Company sold the assets and certain liabilities of Image Labs and Miralogix to an employee. The time line from the point at which the Company made the decision to sell to the accepting of the offer and closing of the transaction was less than two weeks.  The sale was structured such that the Company received no cash from the transaction, while the acquirer took possession of all the assets and assumed all of the liabilities of Image Labs and Miralogix except for those related to accrued payroll and related personnel expenses.  Management’s decision to divest this subsidiary was based on its strategic plan to refocus its product lines and sales efforts to its proprietary green technologies.  A history of operating losses at Image Labs and Miralogix, the potential necessity of additional capital expenditures, and the soft market for its products due to economic conditions, were additional considerations in making that determination.  The Company recorded a loss of $947,941 all of which is reported in the twelve month period covered by this report.  In conjunction with the disposal of this business entity, $99,100 in cash was transferred to the new owners.  With the sale of operations in Montana, the Cryometrix subsidiary was moved to and consolidated with the Reflect Scientific operations in Utah.

Business

Overview

Reflect Scientific is engaged in the manufacture and distribution of innovative products targeted at the life science market. Our customers include hospitals and diagnostic laboratories, pharmaceutical and biotech companies, universities, government and private sector research facilities, and chemical and industrial companies.

Our goal is to provide our customers with the best solution for their needs. This philosophy extends into our business strategies. Through a series of strategic acquisitions, we now offer a greatly expanded line of products that take advantage of market needs. Our growing product portfolio includes ultra low temperature freezers and chemical detectors, in addition to supplying OEM products to the life science industry.

Our Visacon brand chemical detectors provide our OEM customers a cost effective detection product that allows them to extend their markets. Detectors use patented optical detection technologies that can be tailored for pharmaceutical, biotechnology or other life science applications.

Our Cryometrix brand ultra low temperature freezers innovative design enables our customers to save substantially on energy costs related to cryogenic storage. Ultra low temperature freezers are used world-wide for the storage of vaccines, DNA, RNA, proteins and many other biological and chemical samples. There is a growing need for energy efficient, reliable ultra low temperature storage units.  We will continue to expand into this growing market with the Cryometrix freezer.  The application of this technology for use in refrigerated trailers (commonly called “reefers”) used to transport goods which need to be maintained in a cold environment significantly broadens the market for this technology.  The utilization of this technology in reefers eliminates the current method of cooling, which uses engines run on hydrocarbon fuels.  The Cryometrix technology is pollutant free and is more cost effective and efficient than the technologies currently being used.

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

All of Reflect Scientific’s products and services are developed with one key factor in mind:  Providing a superior cost/benefit to the customer than do other products in the same market space.  With years of experience in the life science and industrial manufacturing markets, Reflect Scientific has been able to develop not only unique patentable products, but products that we believe offer immediate advantages and cost savings over any other competing and existing products on the market.

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

We have found many companies that can manufacture products to our specification, allowing us to focus on our core competencies of development and design and maintain a flexible corporate structure capable of taking advantage of new opportunities without the large capital investment required to acquire tooling and manufacturing equipment.  This focus on the intellectual expertise as opposed to manufacturing of products also allows us to develop products along multiple industry lines and to tailor our products to specific needs in a variety of industrial settings.  Our products are sold in the biotechnology, pharmaceutical and medical industries, as well as the manufacturing industries, such as automotive.

Cryometrix Freezers

Our Cryometrix ultra low temperature freezers are, we believe, a technological breakthrough that provides energy savings and other critically important benefits to cryo-storage customers in the Life Science related industries.  Ultra low temperature freezers are used in multiple industries for the storage of everything from blood to cancer vaccines. These freezers are used by organizations and companies such as the Red Cross, hospitals and biotechnology research facilities.

The only ultra low temperature freezers currently available are produced by a limited number of companies and rely on a mechanical process for cooling.  Because of inadequacies in the mechanical process, we believe there is wastage of inventory each year because of the problems of proper cooling inherent in the mechanical freezers.

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

▪

Uniform temperatures throughout freezer – more usable storage volume

▪

Much larger storage volume per area of floor space occupied – reduced facilities cost

▪

Reliable and essentially maintenance free, further lowering cost of ownership

We believe existing mechanical freezers are outdated and our freezers will be the desired technology to which the industry will move, providing us the opportunity to gain a significant market share in this large market.

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

▪

Versatile configurations allow tailoring to specific customer need without the necessity for expensive custom engineering

▪

Certified by various regulatory agencies for sale worldwide

With the expanding focus on the need for detectors we designed a base system that can be tooled for multiple uses, offering flexibility to our customers.  We intend to further penetrate the dedicated OEM instrument market through new product development and continued cost reductions in manufacturing to meet price points.

Reflect Scientific is also poised to provide consumables to the same group of customers that purchase detectors. This one stop shopping is very attractive to customers and is unique in the OEM supply industry, further making Reflect Scientific the choice for OEMs.

Inspection and Testing Equipment

Our inspection and testing equipment product lines were disposed of effective March 2, 2010.

Competition

The environment for our products and services is intensely competitive. Although the complexity of the products we produce limits the number of companies we compete with, the companies with competing technology are generally larger and often subsidiaries or divisions of very large multinational companies.  Our competitor’s size and association with large multinational companies gives them advantages over us in the ability to access potential customers.  Many potential customers already purchase products either directly from our competitors or from another subsidiary of these large multinational companies, creating natural inroads to sales that we do not possess.

Given our relative size verses our competitors, we often are required to seek niche markets for our products or focus on selling components to be used in our competitors larger detection units.  We believe, however, that our technology and experience in the ultra low freezers and detectors allows us to be competitive in those markets.  However, since our products are new to the marketplace, the products long term commercial acceptance is still unknown.  Most of our products compete against multiple competitors, with our refrigeration products competing primarily against Thermo Fisher Scientific and Sanyo Corporation.

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

Manufacturing, Supplies, and Quality Control

Many of our products are manufactured by third party manufactures. We believe by outsourcing our manufacturing we are able to reduce the overall cost of our products.  We do manufacture some products which are less labor and parts intensive in our facility in Orem, Utah.

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

Effect of Existing or Probable Governmental Regulations on the Business

We are subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members appointment, compensation and oversight of the work of public companies auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; changes in executive officers and directors; and bankruptcy) in a Current Report on Form 8-K.

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

Patents have been issued covering the following products:

JMST chemical detectors – 4 patents issued

Cryomastor ultra low temperature freezers – 1 patent issued

PATENT INFORMATION

Patent number	Title	Issue	Filing	Expiration
6,804,976	High reliability multi-tube thermal exchange structure	Oct 19, 2004	Dec 12, 2003	Dec 12, 2023
6,530,286	Method and apparatus for measuring fluid flow	Mar 11, 2003	May 9, 2000	May 9, 2020
5,969,812	Spectrophotometer apparatus with dual concentric beams and fiber optic beam splitter	Oct 19, 1999	Oct 18, 1995	Oct, 18, 2015
5,699,156	Spectrophotometer apparatus with dual light sources and optical paths, fiber optic pick-up and sample cell therefore	Dec 16, 1997	Nov 23, 1994	Dec 16, 2014
5,694,215	Optical array and processing electronics and method therefore for use in spectroscopy	Dec 2, 1997	Mar 4, 1996	Mar 4, 2016
7,621,148	Ultra-low temperature bio-sample storage system	Nov. 24, 2009	Aug. 7, 2007	Nov. 24, 2027

Royalty agreements were executed with JMST and Cryometrix as a condition of the companies’ acquisitions. Under the terms of the royalty agreements:

JMST – David Carver will receive a royalty payment on gross revenues related to revenues derived from the Carver Patents or Carver Technology.  Such payments are due on revenue in excess of $500,000 derived from products under the Carver Patents or Carver Technology.  The royalty payment is 2.5% on the revenue in excess of $500,000 and is payable quarterly.  Payments are to be made in the common stock of Reflect Scientific, not to exceed 500,000 shares in total. New products developed from the Carver Technology are subject to a royalty of 3% of gross revenues in excess of $100,000, with an additional 2% if gross revenues exceed $600,000. Royalties will also be paid in our common stock annually.  Common stock will be valued at $3.00 per share for these purposes.  Royalty payments are only due for years where there are valid Carver Patents.

Cryometrix – The prior shareholders of Cryometrix receive a 2.5% royalty on all sales, licensing or other distributions on revenue derived from products and technology received from Cryometrix.  The royalty payment is not due or payable unless and until the revenue derived from such products and technology exceeds $3,000,000.  The payment is payable in shares of Reflect Scientific common stock not to exceed 2,000,000 shares in aggregate. Common stock will be valued at $1.80 or market value at time of accrual whichever is greater, for these purposes.   Payments are due quarterly.

Research and Development Costs During the Last Two Fiscal Years

During the year ended December 31, 2010, we expended $7,619 for research and development.  During the year ended December 31, 2009, we expended $22,353 for research and development.  The majority of the research and development on our products was completed by the companies we purchased prior to our acquisition of those companies.  We expect research and development cost to increase in the future with the development work required to commercialize our Cryometrix freezers.

Employees

As of March 30, 2011, subsequent to the balance sheet date, we had 6 employees on a full-time basis and 4 part time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commissions’ Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

Item 1A. Risk Factors

Not applicable for Registrant.

Item 2. Description of Property

Reflect Scientific conducts all of its business operations from one facility, located in Orem, UT.  This is a combination warehouse, manufacturing and office facility with 6,000 square feet of space; we lease this facility at $3,800 per month, with the lease term expiring on November 30, 2014.

Item 3. Legal Proceedings

On October 16, 2009, the Company filed a complaint in the Third District Court in the State of Utah in which it seeks the return of the stock issued for the acquisition of Cryomastor.  The action alleges misrepresentation and, in addition to the return of the stock, seeks monetary damages

Item 4. Removed and Reserved

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Since July 6, 2005, our common stock has been listed under the symbol “RSCF” on the OTCBB.  Prior to July 6, 2005, our stock traded under the symbol “COLH” since its initial listing on May 24, 2001.  The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2010, 2009 and 2008. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	2010		2009		2008
	High	Low	High	Low	High	Low

Quarter ended December 31	$ 0.09	$0.05	$0.24	$0.12	$0.40	$0.20
Quarter ended September 30	$ 0.09	$0.03	$0.24	$0.14	$0.77	$.0.44
Quarter ended June 30	$ 0.13	$0.04	$0.25	$0.15	$0.95	$0.70
Quarter ended March 31	$ 0.20	$0.11	$0.25	$0.10	$1.30	$0.70

As of March 30, 2011, there were 33,831,890 shares of our common stock outstanding.  On March 30, 2011, the high and low bid price for our common stock was $0.06 and $0.06, respectively.

Holders

The number of record holders of our common stock as of March 30, 2011, was approximately 129; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,120,000	$0.13	6,880,000
Equity compensation plans not approved by security holders	4,151,895	$0.90	None
Total	9,271,895	$0.47	6,880,000

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

During the year ended December 31, 2010, the net number of shares outstanding was reduced by 1,389,760.  This reduction was the net result of 1,850,800 shares returned to the Company by agreement, which shares were cancelled, reduced by the issuance of 411,040 shares in payment of patent fees and 50,000 shares issued to an employee.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2010, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any of our affiliates during the year ended December 31, 2010.

Item 6. Select Financial Data

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Reflect Scientific believes there have been no significant changes during the year ended December 31, 2010.

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

We recognize revenue when the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectability is reasonably assured.

Product revenues are recognized when persuasive evidence of an arrangement exists, risk of loss and title has transferred to our customers, the fee is fixed or determinable and collection is probable.  Rights of return for manufactured product are dependent upon the agreement.

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

Overview

The year ended December 31, 2010 has been a transitional year for the Company.  Historically, significant portions of our revenue came from the manufacture and sale of capital equipment purchased by our customers.  The economic climate the past few years caused many of these customers to defer, significantly reduce, or eliminate altogether their capital budget spending.  The reduced level of capital spending had a significant impact on our sales for 2009 and led to the management decision to divest Image Labs and Miralogix.  Capital markets have also been tight, with the result that we were unable to secure funding with which to retire our debentures which matured June 30, 2009, and we are currently in default on that indebtedness.  Due to the historical losses and the default status on our debentures, our accountants have expressed substantial doubt about our ability to continue as a going concern.

The Company has been proactive in making those business decisions which it believes will enable it to carry out its business plan.  Significant cost reduction measures have been implemented, facilities consolidated and personnel reductions made.  We have reached a settlement agreement with the majority holder of our debentures whereby, upon the payment of a portion of the principal, the remaining principal and penalty amount will be converted into common stock of the company and the warrants will be extinguished.  Our ability to execute this agreement is dependent upon the obtaining of additional funding at terms that are acceptable.  We cannot assure that it will be made available.  If we are unable to secure financing, our ability to proceed with and implement our intended business plan will be negatively impacted.

Financial Position

The table below presents a summary of our consolidated balance sheets at December 31, 2010 and 2009:

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended Dec. 31, 2010	Year ended Dec 31, 2009	Increase (Decrease)
Cash and cash equivalents	$ 242,136	$ 165,633	$ 76,503
Total current assets	869,835	1,362,431	(492,596)
Total assets	4,547,319	6,153,459	(1,606,140)
Total current liabilities	4,100,259	3,984,372	115,887
Accumulated deficit	(17,428,672)	(15,656,425)	(1,772,247)
Total stockholders’ equity	$ 447,060	$ 2,159,372	$ (1,712,312)

We had $242,136 in cash as of December 31, 2010, an increase of $76,503 from December 31, 2009.  We had a working capital deficit of $3,230,424 at December 31, 2010, compared to working capital deficit of $2,621,941 at December 31, 2009.

Contractual Obligations

The Company leases office/warehouse space in Utah.  In addition, it has a lease on two vehicles.  The following summarizes future minimum lease payments under the operating leases at December 31, 2010:

                        Year Ending                            Minimum

                       December 31,                       Lease Payments

                               2011                                  $   51,205

                               2012

       53,593

2013

      51,919

                                2014                                      48,848

                                                                       $  205,565

Results of Operations

December 31, 2010 and 2009

The following table summarizes revenue, cost of goods sold, and operating expenses for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Increase (Decrease)
Revenue	$2,401,685	$3,384,551	$(982,866)
Cost of Goods Sold	1,311,938	1,948,441	(636,503
Gross Profit	1,089,747	1,436,110	(346,363)

Salaries and wages	371,250	1,581,712	(1,210,462)
Rent expense	51,720	180,395	(128,675)
Research and development expense	7,619	22,353	(14,736)
General and administrative expense	748,254	1,242,460	(494,206)
Total operating expenses	1,178,843	3,026,920	(1,848,077)

Loss from continuing operations	(624,397)	(3,995,841)	3,371,444

Net loss	$(1,772,247)	$(4,881,878)	$3,109,631

While the core business of specialty lab supplies and detector supplies decreased 8% to $2,401,685 in 2010 from the $3,384,551 in 2009, total revenue for the period ended December 31, 2010 decreased as compared to total revenue for the period ended December 31, 2009.  A significant part of our 2009 sales came from the sale and installation of capital equipment manufactured and/or installed by Cryometrix and All Temp.  Our core business sales of laboratory supplies remain strong and are projected to continue.

Our cost of goods decreased in the period ending December 31, 2010, as compared to December 31, 2009, due primarily to the reduced levels of sales.  The percentage on gross margins increased to 45% in 2010, a 3% increase over the 42% margins realized in 2009.  Our gross margin percent is heavily influenced by the sales mix, with the lab and detector supplies carrying higher gross margins than the manufactured capital equipment.

In the early part of 2009, significant investment was made in sales personnel to increase awareness of our products and generate additional sales.  When it became apparent that the business climate would not support the hoped for sales increases, reductions were made, which will reduce salaries in future periods reported.  Management made the decision to scale back the refrigeration service business, using contractors rather than maintaining employees, service vehicles, and the related expenses.  Savings realized from this change, coupled with those resulting from the divesture of Image Labs and Miralogix, are reflected in 2010 operating expense reductions.

General and administrative expenses decreased to $748,254 during the year ended December 31, 2010, from $1,242,460 during the year ended December 31, 2009. This reduction results from efficiency measures implemented by management during 2009 and the divesture made in 2010.  Expense levels going forward are expected to remain near the levels experienced in 2010.

The net loss narrowed to $1,772,247 in 2010 from $4,881,878 for the year ended December 31, 2009.  Losses for each year contain one-time expenses as follows:

               2010

2009

Penalty on debenture default

$

690,000

Impairment of long-lived asset charges

708,265

Stock-based compensation charges

422,804

Loss

 from discontinued operations

 $       1,147,850

_______881,421

Total

 $       1,147,850

$         1,821,069

The recording of these one-time charges made a significant impact on the operating results for the years ended December 31, 2010 and 2009.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at December 31, 2010, were $242,136, with accounts receivable of $243,169 and inventory of $376,751. We have relied on revenues and sales of equity and debt securities for cash resources.  As a result of the decreases in accounts receivable and inventories, coupled with increases in cash, accounts payable and accrued liabilities, we had negative working capital of $3,230,424 at December 31, 2010.  This compares to negative working capital of $2,621,941 at December 31, 2009.  We are in default on our debentures and we need to obtain funding to retire that debt.

In 2010, net cash provided from operating activities was $195,839 in cash as compared to net cash used of $275,130 in 2009.  We are hopeful that in 2011, with the raising of additional capital and the benefit of continued cost reductions, we will be able to further reduce our cash requirements.

We will continue to focus our efforts on our core business activities while pursuing capital resources and evaluating potential future acquisitions.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  Future minimum lease payments under the operating lease at December 31, 2010 are $185,260 for this facility.  In addition, we have one automobile lease with future minimum lease payments of $20,305.

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

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief/Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief/Principal Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Chief/Principal Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief/Principal Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Our management, with the participation of our Chief Executive Officer and Chief/Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Item 9B.  Other Information.

None; not applicable.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

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

Business Experience

Kim Boyce - CEO, Director

Mr. Boyce, 56, is the founder of Reflect Scientific and serves as President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Boyce has over thirty years of experience in manufacturing, sales, distribution and management of scientific products related to companies in the chemical analysis, semiconductor fabrication and optics industries. His responsibilities have included serving as a Western Regional Sales Manager, OEM Special Accounts Manager, Plant Operations Manager and various other senior management positions within these industries.

Thomas Tait - Vice President, Director

Mr. Tait, 54, serves as Vice President. Mr. Tait brings experience with accelerated product development, “lean” process management tools, strategic market analysis, and acquisition integration.  Mr. Tait joined us from Danaher Company where he was a Business Manager over a $120 million in sales product line. Prior assignments have included General Manager of HyperQuan Inc., Product Manager J&W Scientific and Project Manager Varian Inc. He also co-founded ChiraTech Inc, a high technology Company that was sold to Thermo Electron Corporation. Mr. Tait holds an MBA in Technology Management from the University of Phoenix and a BS in Chemistry from Clarkson University. He also holds patents in Optics and MEMS technologies.

Kevin Cooksy - Secretary / Treasurer

Mr. Cooksy, 48, serves as the company’s secretary and treasurer with general responsibility for financial, legal and administrative matters. Over the last twenty years, Mr. Cooksy has served in corporate legal, corporate development and finance capacities with public and private emerging technology organizations in the commercial, academic and government sectors. He is an Honors Research Program graduate in Analytical Chemistry from Northern Illinois University and received his MBA (Finance) from The Lake Forest College Graduate School of Management (magna cum laude) and a Juris Doctor degree from the McGeorge School of Law, University of the Pacific.

Craig Morrison, MD- Board Member

Dr. Morrison, 67, serves on the Board of Directors. Dr. Morrison is a surgeon practicing in the State of Utah. He has provided his medical expertise and is one of the pioneering shareholders in the finance and development of Sanguine Corporation. Sanguine is a company focused on developing synthetic alternatives to blood. Dr. Morrison will support the activities of the Board lending his knowledge of startup operations gained through his long experience and development of Sanguine.

Keith Merrell - Chief Financial Officer

Mr. Merrell, 65, serves as our Chief Financial Officer, Treasurer and General Manager.  Mr. Merrell draws on over 30 years of accounting experience to manage all of our accounting functions and to interface with our independent public accountants.  He spent two years in the field of public accounting, and served as Chief Financial Officer or Controller of five companies prior to joining us.  His business career also includes extensive experience in management, sales and marketing, consulting, and merger and acquisition work. He graduated from Arizona State University with a B.S. degree in Accounting.

We believe that based upon education and experience all of our directors are qualified to serve.

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

Based solely on a review of the copies of such forms furnished to us or written representations from certain persons, we believe that during our calendar year ended December 31, 2010, all filing requirements applicable to our officers, directors and 10% stockholders were met by such persons.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors and executive officers serving in any capacity for our Company, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, which Code of Ethics was attached to our Form 10-K annual Report for the year ended December 31, 2003. See Part IV, Item 15.

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Kim Boyce CEO & Director	12/31/10 12/31/09 12/31/08	$105,000 $105,000 $105,000	0 0 0	0 0 0	0 $391,404 0	0 0 0	0 0 0	0 0 0	$105,000 $496,404 $105,000

Tom Tait VP & Director	12/31/10 12/31/09 12/31/08	$70,000 $70,000 $70,000	0 0 0	0 0 0	0 $16,600 0	0 0 0	0 0 0	0 0 0	$70,000 $86,600 $70,000
Keith Merrell, CFO (1)	12/31/10 12/31/09	$40,000 $ 8,989	0 0	$3,500 0	0 $1,660	0 0	0 0	0 0	$43,500 $10,649

(1)  2009 earnings for Mr. Merrell reflect compensation paid from his October 1, 2009 employment date.

Outstanding Equity Awards

Outstanding Equity Awards At Fiscal Year-End

Option Awards________________						Stock Awards________
Name	Number of securities underlying unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Kim Boyce	4,8000,000	4,800,000	None	$0.132	12/30/2019	None	None	None	None
Tom Tait	200,000	200,000	None	$0.12	12/31/2019	None	None	None	None
Keith Merrell	20,000	20,000	None	$0.12	12/30/2019	None	None	None	None

The fair market value of the options issued above is $424,863.  This value was calculated using the Black Scholes pricing model for Options and Warrants.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 30, 2011, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Reflect Scientific to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of Reflect Scientific and all executive officers and directors of Reflect Scientific as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

All percentages are calculated based upon a total number of 33,831,890 shares of common stock outstanding as of March 30, 2011, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

		Amount and Nature of	Percentage of Outstanding
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	Common stock
	Principal Shareholders
Common Stock	Kim Boyce (1) 1270 South 1380 West Orem, Utah 84058	21,718,250	56.22%
Common Stock	Dain Family Revocable Trust 4057 Cienega Road Hollister, California 95023	2,030,000	6.00%
Common Stock	Nicholas J. Henneman P.O. Box 1175 5885 Diablo Hills Road Tres Pinos, California 95075-1175	400,000	1.18%
	Officers and Directors
Common Stock	Kim Boyce	21,718,250	56.22%
Common Stock	Tom Tait (2)	561,000	1.65%
Common Stock	Keith Merrell (3)	95,000.28%
Common Stock	Craig D. Morrison, M.D.	210,000.62%
	All directors and executive officers of the Company as a group (Five individuals)	22,584,250 ========	58.13% ======

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

Changes in Control

There are no current or planned transactions that would or are expected to result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,120,000	$0.13	6,880,000
Equity compensation plans not approved by security holders	4,151,895	$0.90	None
Total	9,270,895 =========	$0.48	6,880,000 =========

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

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2010 and 2009:

Fee Category	2010	2009
Audit Fees	$60,414	$72,862
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$60,414	$72,862

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

REFLECT SCIENTIFIC, INC.

Date:	03/31/2011	By:	/s/Kim Boyce
Kim Boyce, Chief Executive Officer and Director

Date:	03/31/2011	By:	/s/Keith Merrell
Keith Merrell, Chief Financial Officer (Principal Accounting Officer

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	03/31/2011	By:	/s/Kim Boyce
Kim Boyce, CEO and Director

Date:	03/31/2011	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	03/31/2011	By:	/s/Kevin Cooksy
Kevin Cooksy, Secretary/Treasurer and Director

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

C O N T E N T S

Reports of Independent Registered Public Accounting Firm

30

Consolidated Balance Sheets

 31 - 32

Consolidated Statements of Operations

 33

Consolidated Statements of Shareholders’ Equity

 34

Consolidated Statements of Cash Flows

 35 - 36

Notes to the Consolidated Financial Statements

 37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Reflect Scientific, Inc. and Subsidiaries

Orem, Utah

We have audited the accompanying consolidated balance sheets of Reflect Scientific, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reflect Scientific, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 31, 2011

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31, 2010	December 31, 2009

CURRENT ASSETS

Cash	$242,136	$165,633
Accounts receivable, net	243,169	522,921
Other receivables	-	235
Inventory	376,751	591,672
Cost and estimated earnings in excess of contract billings	-	43,635
Prepaid assets	7,779	38,335

Total Current Assets	869,835	1,362,431

FIXED ASSETS, NET	60,259	419,822

OTHER ASSETS

Intangible assets, net	2,961,976	3,708,602
Goodwill	652,149	652,149
Deposits	3,100	10,455

Total Other Assets	3,617,225	4,371,206

TOTAL ASSETS	$4,547,319	$6,153,459

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2010	December 31, 2009

CURRENT LIABILITIES

Accounts payable	$204,124	$507,794
Short-term lines of credit	125,725	141,474
Convertible debenture, net of discount	2,925,000	2,925,000
Royalty payable	-	22,542
Capital leases – short term portion	9,715	9,791
Interest payable	789,750	263,250
Accrued expenses	21,545	93,721
Loan from related party	24,000	18,000
Income taxes payable	400	2,800

Total Current Liabilities	4,100,259	3,984,372

NON-CURRENT LIABILITIES

Capital leases – long-term portion	-	9,715

Total Non-Current Liabilities	-	9,715

Total Liabilities	4,100,259	3,994,087

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 per value, authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 33,831,890 and 35,221,650 shares issued and outstanding respectively	338,319	352,217
Additional paid in capital	17,537,413	17,463,580
Accumulated deficit	(17,428,672)	(15,656,425)

Total Shareholders’ Equity	447,060	2,159,372

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,547,319	$6,153,459

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,
	2010	2009

REVENUES	$2,401,685	$3,384,551

COST OF GOODS SOLD	1,311,938	1,948,441

GROSS PROFIT	1,089,747	1,436,110

OPERATING EXPENSES
Salaries and wages	371,250	1,581,712
Rent expense	51,720	180,395
Research and development expense	7,619	22,353
General and administrative expense	748,254	1,242,460

Total Operating Expenses	1,178,843	3,026,920

OPERATING INCOME (LOSS)	(89,096)	(1,590,810)

OTHER INCOME (EXPENSE)
Other income	7	2,716
Interest expense	(535,308)	(1,009,482)
Loss on default of convertible bonds	-	(690,000)
Impairment on intangible assets	-	(389,766)
Impairment on goodwill	-	(318,499)

Total Other Expenses	(535,301)	(2,405,031)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(624,397)	(3,995,841)

Income tax expense (benefit)	-	4,616

NET LOSS FROM CONTINUING OPERATIONS	(624,397)	(4,000,457)

LOSS FROM DISCONTINUED OPERATIONS:
Loss from discontinued operations	(199,909)	(881,421)
Loss on disposal of discontinued operations	(947,941)	-

Net loss from discontinued operations	(1,147,850)	(881,421)

NET LOSS	$(1,772,247)	$(4,881,878)
LOSS FROM CONTINUING OPERATIONS	$(0.02)	$(0.11)
LOSS FROM DISCONTINUED OPERATIONS	$(0.03)	$(0.03)

Income(Loss) per share – Basic and Diluted	$(0.05)	$(0.14)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and Diluted	34,383,619	34,981,966

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholder’s Equity

                                                                     Preferred Stock              Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stock Subscription	Accumulated Deficit
Balance, December 31, 2008	-	$ -	34,502,610	$345,026	$16,792,610	$ -	$(10,774,547)
Common stock issued for payment of interest	-	-	80,045	800	19,211	-	-
Common stock issued for payment of interest	-	-	135,462	1,355	23,029	-	-
Partial conversion of convertible debenture	-	-	56,923	569	36,431	-	-
Common stock issued for consulting services	-	-	100,000	1,000	16,000	-	-
Common stock issued for payment of interest	-	-	86,693	867	16,472	-	-
Partial conversion of convertible debenture	-	-	216,667	2,167	62,833	-	-
Common stock issued for payment of interest	-	-	18,250	183	2,190	-	-
Common stock issued for consulting services	-	-	300,000	3,000	36,000	-	-
Common stock issued to former employee	-	-	25,000	250	3,000	-	-
Common stock issued for consulting services	-	-	200,000	2,000	28,000	-	-
Common stock returned pursuant to agreement	-	-	(500,000)	(5,000)	5,000	-	-
Options issued at fair market value	-	-	-	-	422,804	-	-
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(4,881,878)
Balance, December 31, 2009	-	$ -	35,221,650	$352,217	$17,463,580	$ -	$(15,656,425)
Common stock returned pursuant to agreement	-	-	(1,850,800)	(18,508)	18,508	-	-
Common stock issued for legal services	-	-	411,040	4,110	49,325	-	-
Common stock issued to employee	-	-	50,000	500	6,000	-	-
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(1,772,247)
Balance, December 31, 2010	-	$ -	33,831,890	$338,319	$17,537,413	$ -	$(17,428,672)

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

  For the Years Ended

        December 31,______

	2010	2009
Net loss	$(1,772,247)	$(4,881,878)
Loss on Disposal of Discontinued Operations	947,941	-
Loss from Discontinued Operations	199,909	881,421
Loss from Continuing Operations	(624,397)	(4,000,457)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	33,477	51,119
Amortization	310,498	351,557
Amortization of Debenture Discount	-	584,250
Common stock issued for services/interest	59,935	153,357
Bad Debt	-	30,980
Stock based compensation	-	422,804
Impairment of long-lived assets	-	708,265
Loss on sale of assets	-	9,797
Penalty for default on debentures	-	690,000
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	31,355	321,604
(Increase) / decrease in other receivables	-	28,818
(Increase) / decrease in inventory	1,645	226,714
(Increase) / decrease in prepaid asset	30,556	159,700
(Increase) / decrease in deposits	-	19,489
(Increase) / decrease in cost and estimated earnings in excess of contract billings	-	30,787
Increase / (decrease) in contract billings in excess of cost and estimated earnings	-	(46,482)
Increase / (decrease) in accounts payable and accrued expenses	479,202	65,911
Net Cash from Continuing Operations	322,271	(191,787)
Net Cash from Discontinued Operations	(126,432)	(83,343)
Net Cash from Operating Activities	195,839	(275,130)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	(3,741)
Proceeds (payments) from sale of discontinued operations	(99,100)	-
Proceeds (payments) from sale of fixed assets	3,300	-
Net Cash from Continuing Investing Activities	(95,800)	(3,741)
Net Cash from Discontinued Investing Activities	(3,995)	-
Net Cash from Investing Activities	(99,795)	(3,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in long term line of credit	(15,750)	108
Principle payments on capital leases	(9,791)	(20,641)
Proceeds from related party loan	6,000	18,000
Net Cash from Continuing Financing Activities	(19,541)	(2,533)
Net Cash from Financing Activities	(19,541)	(2,533)

NET INCREASE (DECREASE) IN CASH	76,503	(281,404)

CASH AT BEGINNING OF PERIOD	165,633	447,037

CASH AT END OF PERIOD	$242,136	$165,633

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$122,390
Income taxes	800	800
NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	59,935	89,250
Property exchanged for relief of liabilities	-	17,263
Stock issued for debt	-	102,000

The accompanying notes are an integral part of these consolidated financial statements.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

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

Inspection and Testing Equipment

Image Labs and Miralogix, the companies that manufactured, sold and installed inspection and testing equipment, were divested effective March 2, 2010.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles.  The Company has elected a December 31 year-end.

b. Revenue Recognition

Revenue is only recognized on product sales once the product has been shipped to the customers, persuasive evidence of an agreement exists, the price is fixed or determinable, and collectability is reasonably assured.

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

The Company charged $0 and $30,980 to bad debt expense for the years ended December 31, 2010 and 2009, respectively. The allowance for doubtful accounts balance at December 31, 2010 and 2009 was $18,714 and $80,161, respectively.

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

h. Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $1,550 and $5,377 of advertising expense during the years ended December 31, 2010, and 2009, respectively.

i. Newly Issued Accounting Pronouncements

ASC Topic 350 – In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles – Goodwill and other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28).  ASU 2010-28 simplifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

ASC Topic 820 – In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements (ASU 2010-06).  The Company adopted ASU 2010-06, except for the disclosure about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are deferred until fiscal years beginning after December 15, 2010.  The Company believes that the disclosures will not have a material impact on its consolidated results of operations and financial condition when adopted.

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

j. Basic Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended December 31,
	2010	2009
Net loss (numerator)	$(1,772,247)	$(4,881,878)
Shares (denominator)	34,383,619	34,981,966
Net loss per share amount	$(0.05)	$(0.14)

As of December 31, 2010 the Company had 9,328,555 shares of outstanding common stock equivalents, but due to the net loss, they were not included in the calculation of the net loss per common share as their inclusion would be anti-dilutive.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2010 and 2009, it did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2010 and 2009 relating to unrecognized benefits.

m. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, which include Cryometrix (previously Cryomastor) and the operations of Image Labs International/Miralogix from from January 1, 2010 to the date of its sale on March 2, 2010.  All subsidiaries are wholly owned.  All material intercompany accounts and transactions are eliminated in consolidation.

n. Research and development expense

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standard Codification Topic 730 “Research and Development".  Under ASC730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company had $7,619 and $22,353 in research and product development for the years ended December 31, 2010 and 2009, respectively.

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

q.  Impairment

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal cost of assets to be disposed) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  The impairment analysis conducted subsequent to December 31, 2009 recognized that certain long-lived assets were impaired due to changed business conditions and a change in business direction.  As a result of that analysis, an impairment charge of $0 and $708,265 was recorded at December 31, 2010 and 2009 respectively.

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

Management has taken a number of actions to reduce expenses including reductions in personnel, consolidation of facilities, and the downsizing of the unprofitable service and maintenance operations conducted by All Temp Engineering.  Management has reached settlement agreements on the majority of the debentures that are in default, which settlement is contingent upon their ability to pay $300,000 in cash and the issuance of 1,200,000 shares of the Company’s restricted common stock.  Management is seeking additional funding through the capital markets to facilitate this settlement, as well as to provide operating capital for its operations.  Management has also made the decision to discontinue certain operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 -

FIXED ASSETS

Fixed assets and related depreciation for the period are as follows:

	December 31, 2010	December 31, 2009
Machinery and equipment	$162,460	$510,945
Furniture and fixtures	2,697	33,506
Computer and office equipment	2,390	67,234
Vehicles	-	3,300
Leasehold improvements	31,718	29,279
Accumulated depreciation	(139,006)	(224,442)

Total Fixed Assets	$60,259	$419,822

Depreciation expense for the years ended December 31, 2010, and 2009, was $33,477 and $40,805, respectively.

NOTE 5 -

INVENTORIES

Inventory consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Work in Process	$118,661	$164,122
Finished goods	258,090	427,550

Total Inventory	$376,751	$591,672

NOTE 6-

COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases its office and warehouse space under a non-cancelable lease agreement accounted for as an operating lease.  The Company also lease an automobile under similar non-cancelable lease agreement, which is also accounted for as operating lease.

Orem, Utah – This facility is a manufacturing and office facility with 6,000 square feet of space.  We lease this facility at $3,800 per month, with the lease term expiring on November 30, 2014.

Minimum rental payments under the non-cancelable operating lease are as follows:

Years ending December 31,	Amount
2011	$51,205
2012	53,593
2013	51,919
2014	48,848

$205,565

Rent expense was $51,720 and $180,395 for the years ended December 31, 2010, and 2009, respectively.

Automobile lease expense was $10,064 and $10,264 for the years ended December 31, 2010, and 2009, respectively.

NOTE 7-

CAPITAL LEASES

During the year ended 2006, the Company entered into a capital lease arrangement for the purchase of equipment.  Payments are due in 60 monthly installments of $920.  The lease has a stated interest rate of 8.3%.  Aggregate maturities on the capital lease as of December 31, 2010, are due in future years as follows:

2011	$9,715

Depreciation expense on equipment under capital lease was $6,464 and $6,464 for the years ended December 31, 2010 and 2009, respectively.  The capital lease is collateralized by a leak test system which has a current net book value of $19,391.

NOTE 8 -

PREFERRED STOCK

In November 2004 the Company amended its Articles of Incorporation so as to authorize 5,000,000 shares of preferred stock. Of this total, 750,000 shares have been designated as “Series A Convertible Preferred Stock”. As of December 31, 2010 no shares of the preferred stock are issued and outstanding.

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

NOTE 9 -

COMMON STOCK TRANSACTIONS

During the year ended December 31, 2010, 1,540,800 shares of stock which had been originally issued in acquisition transactions were returned to the Company.  In addition, 310,000 shares issued for services related to those acquisition activities were also returned to the Company.  Upon receipt, the total 1,850,800 shares were cancelled.  During April 2010, the Company issued 411,040 shares, valued at $0.13 per share, to its patent attorney for services rendered, and issued 50,000 shares, valued at $0.13 per share,  to an employee.  During the year ended December 31, 2009, the Company issued 320,450 shares of common stock for interest payments, 273,590 shares of common stock for the conversion of debt, and 600,000 shares of common stock for consulting services. and 25,000 shares were issued to a former employee. An original shareholder of All Temp Engineering returned 500,000 shares of stock issued to him in the All Temp acquisition transaction, which shares were cancelled.

NOTE 10 -

CONCENTRATIONS OF RISK

Cash in Excess of Federally Insured Amount

The Company did not, during the years ended December 31, 2010 and 2009, maintain a cash balance at a single financial institution in excess of the federally insured maximum of $250,000.

NOTE 11 -

LINE OF CREDIT

The Company has a credit line with a commercial bank of $100,000 secured by its inventory and accounts receivable bearing a variable interest rate, which was 5.50% as of the balance sheet date, and has no stated maturity date. As of December 31, 2010, there was a balance due on the line in the amount of $85,717.

The Company has an additional credit line with a different commercial bank of $50,000 secured by its inventory and accounts receivable bearing a fixed interest rate, which was 7.75% as of the balance sheet date, and has no stated maturity date. As of December 31, 2010, there was a balance due on the line in the amount of $40,008.

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

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2010 and changes during the period then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2009	-	$-
Granted	4,151,895.90
Expired/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2009	4,151,895.90

Expired/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2010	4,151,895	$.90
Exercisable	4,151,895	$.90

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Number Exercisable at December 31,2010
$0.80	2,036,510	1.50	2,036,510
1.00	2,115,385	1.50	2,115,385
	4,151,895		4,151,895

At December 31, 2010, the outstanding indebtedness for the debentures and penalty resulting from forfeiture was $2,925.000. Assuming all debentures were converted, 4,500,000 shares of restricted common stock would be issued.  Additionally, assuming all outstanding warrants were exercised, the total shares issued from conversion and exercise would total 8,651,895 shares.

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

The Company granted options to purchase 5,000,000 shares of common stock to key directors on December 31, 2007.  On June 13, 2008, the Company granted options to purchase 66,660 shares of common stock to employees. On December 31, 2009, the Company granted options to purchase 5,176,660 shares of common stock to certain officers, directors and employees.  In July 2010 the Company cancelled 5,066,660 options which had been issued prior to December 2009.  A summary of the status of the Company’s outstanding stock options as of December 31, 2010 and changes during the period then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2009	5,066,660	$1.32
Granted	5,176,660.13
Expired/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2009	10,243,320.71
Expired/Cancelled	(5,066,660)	1.31
Granted	-	-
Exercised	-	-
Outstanding, December 31, 2010	5,176,660	$0.13
Exercisable	5,176,660	$0.13

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Number Exercisable at December 31,2010
$0.13	4,800,000	9.00	4,800,000
0.12	376,660	9.00	376,660

	5,176,660		5,176,600

The total fair value of options vested was $0 and $422,804 for the years ended December 31, 2010 and 2009, respectively.  As of December 31, 2010, there was no unrecognized compensation cost related to non-vested stock options granted under the Plan. The 5,176,660 options granted in 2009 fully vested during the year and were fully expensed at the time of grant.

NOTE 14 – INTANGIBLE ASSETS

Intangible assets are stated at cost.  Amortization computed using the straight-line method.  The lives over which the intangible assets are amortized range from 10 to 20 years.  Intangible assets and related amortization for the period are as follows:

2009		Accumulated
	Cost	Amortization	Net Book Value

Trademarks	$ 87,525	$ 37,358	$ 50,167
Trade Secrets	375,807	126,255	249,552
Patents	3,523,967	751,283	2,772,684
Customer lists	1,047,222	411,022	636,200
Goodwill	652,149	-	652,149

Totals	$ 5,686,670	$ 1,308,393	$ 4,360,751

2010		Accumulated
	Cost	Amortization	Net Book Value

Trademarks	$ -	$ -	$ -
Trade Secrets	200,807	94,197	106,610
Patents	3,339,567	919,375	2,420,192
Customer lists	892,372	457,197	435,175
Goodwill	652,149	-	652,149

Totals	$ 5,084,895	$ 1,470,769	$ 3,614,125

Amortization expense for the years ended December 31, 2010, and 2009, was $310,498 and $396,030, respectively.

NOTE 15 – ROYALTIES

Royalty agreements were executed with JMST, Cryometrix, All Temp and Image Labs as a condition of the companies acquisitions.  Terms of the royalty agreements are as follows:.

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

Cryometrix – The prior shareholders of Cryometrix receive a 2.5% royalty on all sales, licensing or other distributions on revenue derived from products and technology received from Cryometrix.  The royalty payment is not due or payable unless and until the revenue derived from such products and technology exceeds $3,000,000.  The payment is payable in shares of Reflect Scientific’s common stock not to exceed 2,000,000 shares in aggregate. Common stock will be valued at $1.80 or market value at time of accrual whichever is greater, for these purposes.   Payments are due quarterly.

No royalty payments were made or accrued under the royalty agreements during 2010 and 2009.

NOTE 16 – INCOME TAXES

The provision (benefit) for income taxes for the year ended December 31, 2010 and 2009 consist of the following:

	2010	2009
Federal:
Current	$-	$-
Deferred	-	-
State:
Current	-	3,116
Deferred	-	-
	$-	$3,116

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:

NOL Carryover	$3,089,540	$2,730,600
Stock Based Compensation	125,962	1,397,938
Depreciation and Amortization	2,125	102,052
R&D Tax Credits	50,474	51,627
Other Reserves	14,659	38,642
Valuation Allowance	(3,282,760)	(4,320,860)
Total	-	-

Deferred tax liabilities:	-	-
Net deferred tax asset (liability)	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal statutory rate of 34% to pretax income from continuing operations for the year ended December 31, 2010 and 2009 due to the following.

	2010	2009

Expected Tax Expense	$(602,562)	$(1,658,779)
Nondeductible Expenses	2,279	1,900
R&D Tax Credit	1,153	(51,627)
Stock for Services	-	43,523
Warrant Amortization	203,417	198,645
State Tax Effect	(70,890)	(163,620)
Cancellation/expiration of Options	1,271,991	-
Other, net	232,712	(245,214)
Change in Valuation Allowance	(1,038,100)	1,878,288
	$-	$3,116

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  If a change in ownership occurs, then net operating loss carryforwards may be limited as to use in future years.  At December 31, 2010, the Company had net operating loss carryforwards of approximately $8,130,368 that may be offset against future taxable income from the year 2010 through 2030. In addition the Company had research and development tax credit carryforwards of $50,474.  During 2010 the company evaluated its deferred tax assets and concluded that none of the asset would be realizable and that a full valuation allowance should be recorded.  The valuation allowance decreased by $1,308,100 and leaves the company with a net deferred tax asset of $0 as of December 31, 2010.

Included in the balance at December 31, 2010, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The tax years 2007 through 2010 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

NOTE 17 – RELATED PARTY TRANSACTIONS

Loan from Shareholder

At December 31, 2010, a shareholder of the Company had advanced $24,000 in funding in the form of a non-interest bearing loan to the Company.  It is the intent of the Company to repay this loan upon the closing of a major capital raise.

NOTE 18 – DISCONTINUED OPERATIONS

In accordance with ASC 205-20, the Company has classified all results from operations of ImageLabs and MiraLogix into discontinued operations line items within the Company’s statements of operations and statements of cash flow.

The Company recorded a loss on disposal of $947,941 all of which is reported in the twelve-month period covered by this report.

Net loss from discontinued operations for the year ended December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Revenue	$169,363	$2,343,917
Cost of Goods Sold	(105,772)	(1,492,895)
Operating Expenses	(263,500)	(1,732,443)

Net Loss from Discontinued Operations	$(199,909)	$(881,421)