Form 10-Q
period 2011-03-31
REFLECT SCIENTIFIC INC
filed 2011-05-12
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Yes [  ]   No [  ]

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

Class

Outstanding as of May 12, 2011

44,431,890 shares of $0.01 par value common stock on May 12, 2011

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2011

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

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash	$265,493	$242,136
Accounts receivable, net	261,615	243,169
Inventories	375,399	376,751
Prepaid assets	7,779	7,779

Total Current Assets	910,286	869,835

FIXED ASSETS, NET	51,892	60,259

OTHER ASSETS

Intangible assets, net	2,887,529	2,961,976
Goodwill	652,149	652,149
Deposits	3,100	3,100

Total Other Assets	3,542,778	3,617,225

TOTAL ASSETS	$4,504,956	$4,547,319

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$237,019	$204,124
Short-term lines of credit	121,777	125,725
Convertible debenture	2,925,000	2,925,000
Capital leases – short-term portion	7,138	9,715
Interest payable	921,375	789,750
Accrued expenses	13,419	21,545
Loan from related party	24,000	24,000
Income taxes payable	400	400

Total Current Liabilities	4,250,128	4,100,259

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares; 33,531,890 and 33,831,890 issued and outstanding, respectively	335,319	338,319
Additional paid in capital	17,540,413	17,537,413
Accumulated deficit	(17,620,904)	(17,428,672)

Total Shareholders’ Equity	254,828	447,060

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,504,956	$ 4,547,319

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
REVENUES	$587,582	$568,184

COST OF GOODS SOLD	295,780	297,580

GROSS PROFIT	291,802	270,604

OPERATING EXPENSES
Salaries and wages	92,483	124,017
Rent expense	13,575	13,127
Research and development expense	-	5,327
General and administrative expense	244,299	159,665
Total Operating Expenses	350,357	302,136

OPERATING LOSS	(58,555)	(31,532)

OTHER INCOME (EXPENSE)
Interest income	-	5
Interest expense – other	(2,052)	(2,198)
Interest on debentures	(131,625)	(131,625)

Total Other Expenses	(133,677)	(133,818)

NET LOSS BEFORE TAXES	(192,232)	(165,350)

Income tax benefit (expense)	-	-

NET LOSS FROM CONTINUING OPERATIONS	(192,232)	(165,350)

LOSS FROM DISCONTINUED OPERATIONS
Loss from operations of Image Labs/Miralogix, net of tax	-	(199,909)
Loss on disposal of Image Labs/Miralogix, net of tax	-	(947,941)
NET LOSS FROM DISCONTINUED OPERATIONS	-	(1,147,850)

NET LOSS	$(192,232)	$(1,313,200)

BASIC AND DILUTED INCOME(LOSS) PER SHARE	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	33,688,557	35,221,650

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Three Months Ended

March 31,

	2011	2010

Net loss	$(192,232)	$(1,313,200)
Loss on Disposal of Discontinued Operations	-	947,941
Loss from Discontinued Operations	-	199,909
Loss from Continuing Operations	(192,232)	(165,350)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	8,367	28,856
Amortization	74,447	100,900
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(18,446)	(24,711)
(Increase)/decrease in inventory	1,352	6,317
(Increase)/decrease in prepaid asset	-	27,222
Increase/(decrease) in accounts payable and accrued expenses	156,394	170,084
Net Cash from Continuing Operations	29,882	143,318
Net Cash from Discontinued Operations	-	(126,432)
Net Cash from Operating Activities	29,882	16,886

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds (payments) from sale of discontinued operations	-	(99,100)
Proceeds (payments) from sale of fixed assets	-	3,300
Net Cash from Continuing Investing Activities	-	(95,800)
Net Cash from Discontinued Investing Activities	-	(3,995)
Net Cash from Investing Activities	-	(99,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	(2,577)	(2,264)
Change in lines of credit	(3,948)	(3,801)
Proceeds from Related Party Loan	-	6,000
Net Cash from Continuing Financing Activities	(6,525)	(65)
Net Cash from Discontinued Financing Activities	-	-
Net Cash from Financing Activities	(6,525)	(65)

NET INCREASE (DECREASE) IN CASH	23,357	(82,974)
CASH AT BEGINNING OF PERIOD	242,136	165,633
CASH AT END OF PERIOD	$265,493	$82,659

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2011

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2010 financial statements.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company recorded a loss on disposal of $947,941 all of which was reported in the three-month period ended March 31, 2010.

Net loss from discontinued operations for the quarters ended March 31, 2011 and 2010 consisted of the following:

	March 31, 2011	March 31, 2010
Revenue	$-	$169,366
Cost of Goods Sold	-	(105,772)
Operating Expenses	-	(262,201)

Net Loss from Discontinued Operations	$-	$(199,909)

NOTE 6 – EQUITY TRANSACTIONS

In February 2011, 300,000 shares of the common stock issued for professional services related to the acquisition of Cryometric/All Temp and Image Labs/Myralogix were returned.  The Company instructed the transfer agent to cancel the returned shares of stock.

During the three month periods ended March 31, 2011 and 2010, the Company did not sell any shares of its common stock.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of March 31, 2011, a shareholder of the Company had advanced $24,000 in funding in the form of a non-interest bearing loan to the Company.  It is the intent of the Company to repay this loan upon the closing of a major capital raise.

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the period ended March 31, 2011, or which are expected to impact future periods, which were not already disclosed in prior periods.

NOTE 10 – SUBSEQUENT EVENTS

On April 4, 2011, the Board of Directors of the Company voted to issue 3,100,000 shares of restricted common stock to Smith Corporate Services, Inc. for services rendered and for the payment of certain Company expenses over the past two years.  These services were valued at $60,977.  The Company has recorded a liability for these services.

The Board of Directors also voted to issue 7,800,000 shares of restricted common stock, valued at $153,426, to Mr. Kim Boyce as a bonus to encourage Mr. Boyce to remain with the Company.

The Board of Directors also accepted the resignation of Dr. Craig Morrison and appointed Mr. William Moon to replace him as a member of the Board of Directors.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2011, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Management’s focus over the last several years was on the acquisition and development of our product lines.  While management now believes the desired core product lines are in place and will focus its efforts over the next twelve months on the commercialization of those product lines, marketing the products and expanding its customer base, it will consider potential acquisitions.

Our revenues during the reporting period have increased during 2011 compared to 2010 revenues.  The laboratory market is a stable market that is not subject to seasonality and the revenue growth results from the strong relationship we have developed with our major clients.  Our technology products require large capital outlays from our customers and the downturn in the economy has caused hesitancy on the part of our potential customers to commit funds to capital investments.  We do not expect this trend to continue. Our products are new to the marketplace and we expect the demand to grow as our products become more familiar. We believe the product lines are becoming commercially accepted and that sales will increase.

We do not anticipate we will emphasize acquisitions as we have in the past and instead will focus on managing and commercializing our current product lines.  Significant progress has been made since the beginning of the year on our refrigeration unit for trailers.  The prototype unit has been installed in a trailer to enable the gathering of data regarding its cooling efficiency.  Our development work is focused on this technology.  While we anticipate the future business growth over the next twelve months will come from our current product lines, we are diligently working to complete the commercialization of the products utilizing our liquid nitrogen cooling technology.

Results of Operations

Three Months Ended March 31, 2011 and 2010

	For the three months ended March 31,
	2011	2010	Change
Revenues	$587,582	$568,184	$19,398
Cost of goods sold	295,780	297,580	(1,800)
Gross profit	291,802	270,604	21,198
Operating expenses	350,357	302,136	48,221
Other income (expense)	(133,677)	(133,818)	(141)
Net loss from continuing operations	(192,232)	(165,350)	(26,882)
Loss from discontinued operations	-	(1,147,850)	1,147,850
Net loss	$(192,232)	$(1,313,200)	$1,120,968

Revenues increased during the quarter ended March 31, 2011, to $587,582 from $568,184 for the quarter ended March 31, 2010, an increase of $19,398.  All of the revenues were generated from our specialized laboratory supplies and detector sales, as we are continuing to refine and commercialize the freezer technologies.  We anticipate revenues for the remaining reporting periods of 2011 will approximate those reported for this three month period.

While sales increased during the reporting period, cost of goods decreased in the quarter ending March 31, 2011, as compared to March 31, 2010 to $295,780 from $297,580, a decrease of $1,800. Gross profit percentage increased to 50% for the three months ended March 31, 2011, compared to 48% for the three months ended March 31, 2010.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product sales.

Operating expenses for the three months ended March 31, 2011 were $350,357, an increase of $48,221 from the $302,136 in operating expenses recorded for the three month period ended March 31, 2010.  The increase results from the $60,977 non-cash charge taken for the issuance of restricted shares of stock to SCS for services rendered.  Operating expenses for the remaining reporting periods in 2011 are expected to be lower than the level shown for the period of this report.

The loss from continuing operations for the three month period ended March 31, 2011 was $192,232, a $26,882 increase from the $165,350 loss for the three month period ended March 31, 2010.  Management continues to look for opportunities to improve gross margins and reduce ongoing operating expenses.

The loss from discontinued operations for the 2010 period was $1,147,850.  The continuing losses incurred by the Image Labs and Miralogix subsidiary were a major consideration in our decision to divest those product lines and focus our efforts on our green technology products.

The net loss for the three months ended March 31, 2011 was $192,232, or $0.01 per share.  This compares to a loss of $1,313,200, or $0.04 per share, for the three months ended March 31, 2010.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at March 31, 2011, were $265,493, with accounts receivable of $261,615 and inventory of $375,399. To date we have relied on revenues and sales of equity and debt securities for our cash resources.   Our working capital deficit on March 31, 2011, was $3,339,842, due primarily to the $2,925,000 in outstanding debentures and $921,375 in accrued interest on those debentures.  Working capital on December 31, 2010 was a deficit of $3,230,424.  Management is working to obtain financing to enable it to retire the outstanding debentures and provide the capital needed to commercialize the low temperature freezer and refrigeration technology.  There can be no assurance that funds will be available, or that terms of available funds will be acceptable to the Company.  The inability of the Company to obtain funding at acceptable terms could negatively impact its ability to execute its business plan.

For the three month period ended March 31, 2011, our net cash from operating activities was $29,882 which was an increase of $12,996 from the $16,886 of the three month period ended March 31, 2010.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  Future minimum lease payments under the operating lease at March 31, 2011 are $196,786 for that facility.  In addition, we have automobile leases with future minimum lease payments of $21,106.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2011.  Unregistered restricted stock was issued subsequent to the end of the period in payment of services rendered by a consultant and to an officer of the Company.  See Note 10 to the financial statements.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

As of March 31, 2011 the Company is in default on its Senior Secured Convertible Debenture.  The Company was unable to repay the debenture as demanded by the debenture holders.  The total amount under default was $2,300,000 plus a default principle of 30% or $690,000.  The total amount currently in default is $2,925,000 after $65,000 of the debentures and penalty were converted in September 2009. Under the terms of the debenture the interest rate increases from 12% to 18% upon default.  The company is not current on its interest payments.

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

ITEM 4.  (Removed and Reserved)

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

Reflect Scientific, Inc.

(Registrant)

Date:

May 12, 2011

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

May12, 2011

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

May 12, 2011

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial

Officer