Form 10-Q
period 2011-06-30
REFLECT SCIENTIFIC INC
filed 2011-08-15
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Class

Outstanding as of August 15, 2011

44,711,890 shares of $0.01 par value common stock on August 15, 2011

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of June 30, 2011, and December 31, 2010

              2

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2011 and 2010

  4

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2011 and 2010

  5

Notes to Condensed Consolidated Financial Statements

  6

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations   9

Item 4t:  Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

14

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3:

Defaults Upon Senior Securities

15

Item 5:  Other Information

15

Item 6:  Exhibits

16

Signatures

17

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2011

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash & cash equivalents	$232,654	$242,136
Accounts receivable, net	242,739	243,169
Inventories	433,958	376,751
Prepaid assets	7,779	7,779

Total Current Assets	917,130	869,835

FIXED ASSETS, NET	43,523	60,259

OTHER ASSETS

Intangible assets, net	2,813,080	2,961,976
Goodwill	652,149	652,149
Deposits	3,100	3,100

Total Other Assets	3,468,329	3,617,225

TOTAL ASSETS	$4,428,982	$4,547,319

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$185,886	$204,124
Short-term lines of credit	117,918	125,725
Convertible debenture	2,925,000	2,925,000
Capital leases	4,471	9,715
Interest payable	1,053,000	789,750
Accrued expenses	6,032	21,545
Loan from related party	24,000	24,000
Income taxes payable	400	400

Total Current Liabilities	4,316,707	4,100,259

TOTAL LIABILITIES	4,316,707	4,100,259

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and Outstanding	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares; 44,711,890 and 33,831,890 issued and outstanding, respectively	447,119	338,319
Additional paid in capital	17,676,616	17,537,413
Accumulated deficit	(18,011,460)	(17,428,672)

Total Shareholders’ Equity	112,275	447,060

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,428,982	$4,547,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES	$493,830	$529,102	$1,081,412	$1,097,286

COST OF GOODS SOLD	260,032	233,857	555,812	531,437

GROSS PROFIT	233,798	295,245	525,600	565,849

OPERATING EXPENSES
Salaries and wages	252,229	102,100	344,712	226,117
Rent expense	14,140	12,569	27,715	25,696
Research and development expense	7,256	1,817	7,256	7,144
General and administrative expense	217,114	176,892	461,413	336,557
Total Operating Expenses	490,739	293,378	841,096	595,514

OPERATING INCOME (LOSS)	(256,941)	1,867	(315,496)	(29,665)

OTHER INCOME (EXPENSE)
Interest income	1	-	1	5
Interest expense – other	(1,991)	(2,257)	(4,043)	(4,455)

Interest on debentures	(131,625)	(131,625)	(263,250)	(263,250)

Total Other Expenses	(133,615)	(133,882)	(267,292)	(267,700)

NET LOSS BEFORE TAXES	(390,556)	(132,015)	(582,788)	(297,365)
Income tax benefit (expense)	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(390,556)	(132,015)	(582,788)	(297,365)

LOSS FROM DISCONTINUED OPERATIONS
Loss from operations of Image Labs/Miralogix, net of tax	-	-	-	(199,909)
Loss on disposal of Image Labs/Miralogix, net of tax	-	-	-	(947,941)
NET LOSS FROM DISCONTINUED OPERATIONS	-	-	-	(1,147,850)

NET LOSS	$(390,556)	$(132,015)	$(582,788)	$(1,445,215)

BASIC AND DILUTED INCOME(LOSS) PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	44,066,615	34,316,458	38,906,255	34,760,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Six Months Ended

June 30,

	2011	2010

Net loss	$(582,788)	$(1,445,215)
Loss on Disposal of Discontinued Operations	-	947,941
Loss from Discontinued Operations	-	199,909
Loss from Continuing Operations	(582,788)	(297,365)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	16,736	30,396
Amortization	148,896	149,869
Stock-based compensation	153,426	-
Common stock issued for services/interest	94,577	59,935
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	430	23,216
(Increase)/decrease in inventory	(57,207)	2,883
(Increase)/decrease in prepaid asset	-	27,222
Increase/(decrease) in accounts payable and accrued expenses	229,499	220,720
Net Cash from Continuing Operations	3,569	216,876
Net Cash from Discontinued Operations	-	(126,432)
Net Cash from Operating Activities	3,569	90,444

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds (payments) from sale of discontinued operations	-	(99,100)
Proceeds (payments) from sale of fixed assets	-	3,300
Net Cash from Continuing Investing Activities	-	(95,800)
Net Cash from Discontinued Investing Activities	-	(3,995)
Net Cash from Investing Activities	-	(99,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	(5,244)	(9,637)
Change in lines of credit	(7,807)	(8,152)
Proceeds from Related Party Loan	-	6,000
Net Cash from Continuing Financing Activities	(13,051)	(11,789)
Net Cash from Discontinued Financing Activities	-	-
Net Cash from Financing Activities	(13,051)	(11,789)

NET INCREASE (DECREASE) IN CASH	(9,482)	(21,140)
CASH AT BEGINNING OF PERIOD	242,136	165,633
CASH AT END OF PERIOD	$232,654	$144,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2010 financial statements.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Management has taken a number of actions to reduce expenses including reductions in personnel, consolidation of facilities, and the downsizing of the unprofitable service and maintenance operations conducted by All Temp Engineering.  Management has reached settlement agreements on the majority of the debentures that are in default, which settlement is contingent upon their ability to pay $250,000 in cash. Management is seeking additional funding through the capital markets to facilitate this settlement, as well as to provide operating capital for its operations.  Management has also made the decision to discontinue certain operations (See Note 5 – Business Disposition).

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

In August 2010, management reached agreement with the holders of $1,750,000 in debentures on a plan to settle the debentures held by them that are in default.  The settlement agreement is contingent upon the Company making a cash payment to them in the amount of $250,000`.  Those debenture holders will accept the cash payment as full satisfaction of the debentures, including principle, penalty and interest, and warrants purchased on June 29, 2007.  The Company is diligently working to raise the funding with which to fulfill the cash payment obligation under this agreement.  The holder of the remaining $500,000 in debentures is involved in bankruptcy proceedings in England and the resolution of those debentures and accrued interest is undetermined.

NOTE 5 – BUSINESS DISPOSITION

In accordance with ASC 205-20, the Company has classified all results from operations of ImageLabs and MiraLogix into discontinued operations line items within the Company’s statements of operations and statements of cash flow.

The Company recorded a loss on disposal of $947,941 all of which was reported in the six-month period ended June 30, 2010.

Net loss from discontinued operations for the quarters ended June 30, 2011 and 2010 consisted of the following:

	June 30, 2011	June 30, 2010
Revenue	$-	$169,363
Cost of Goods Sold	-	(105,772)
Operating Expenses	-	(263,500)

Net Loss from Discontinued Operations	$-	$(199,909)

NOTE 6 – EQUITY TRANSACTIONS

In February 2011, 300,000 shares of the common stock issued for professional services related to the acquisition of Cryometric/All Temp and Image Labs/Myralogix were returned.  The Company instructed the transfer agent to cancel the returned shares of stock.

On April 4, 2011, the Board of Directors of the Company voted to issue 3,100,000 shares of restricted common stock to Smith Corporate Services, Inc. for services.  These services were valued at $60,977.

The Board of Directors also voted to issue 7,800,000 shares of restricted common stock, valued at $153,426, to Mr. Kim Boyce as a bonus to encourage Mr. Boyce to remain with the Company.  The shares issued in these transactions were vested upon issuance and were valued at $214,403, which charge is recorded in the results for the three and six months ended June 30, 2011.

In May 2011, the Company entered into a ninety day agreement, with an effective date of June 1, 2011, with an investor relations firm.  Under the terms on the agreement, the Company issued 280,000 shares of restricted common stock, for services rendered, valued at $33,600.  A cash payment of $5,000 was also made.  For each of the remaining two months of the agreement they will be compensated with an additional cash payment of $5,000 and 80,000 shares of restricted common stock per month.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of June 30, 2011, a shareholder of the Company had advanced $24,000 in funding in the form of a non-interest bearing loan to the Company.  There is no due date on the loan.  It is the intent of the Company to repay this loan upon the closing of a major capital raise.

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

NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurement – In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards.  This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

Comprehensive Income – In June 2011, the FASB issued new guidance on the presentation of comprehensive income.  Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 10 – STOCK OPTIONS

On May 24, 2011, the Board of Directors cancelled all outstanding stock option grants, representing rights to purchase 5,176,660 shares of the Company’s restricted common stock. The options were fully vested and compensation expense was recognized in prior periods.

NOTE 11 – SUBSEQUENT EVENTS

On July 15, 2011, the Company entered into a lease agreement for office, laboratory and warehouse space.  The lease is for a term of three years commencing December 1, 2011, with a one year option. The new leased facility provides additional space, will provide greater operational efficiency, and will provide the Company a significant expense reduction from the facilities presently leased. The minimum lease payments for the next five years on the new leased facility are as follows:

2011	3,200
2012	38,100
2013	37,200
2014	34,100
2015	-
Total	112,600

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month period ended June 30, 2011, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Plan of Operation and Business Growth

Over the next twelve months our focus will be on the commercialization of products acquired and developed over the last several years.  Included in this focus will be the continued development and commercialization of our ultra low temperature refrigerator line, with the refrigerated trailer, known as a “reefer”, being given highest priority.  Additionally, we will continue to develop and expand our focus on solutions and services to retrofit server and computer rooms to help reduce the cost of cooling such rooms, as well as provide a more reliable and efficient method to cool such rooms.   We will also continue to focus on the expansion of our detector line and contract manufacturing operations.

Management’s focus over the last several years was on the acquisition and development of our product lines.  While management now believes the desired core product lines are in place and will focus its efforts over the next twelve months on the commercialization of those product lines, marketing the products and expanding its customer base, it will consider potential acquisitions.

Our revenues during the reporting period show a slight decrease during 2011 compared to 2010 revenues. The laboratory market is a stable market that is not subject to seasonality and the stable revenue base results from the strong relationship we have developed with our major clients.  Our technology products require large capital outlays from our customers and the downturn in the economy has caused hesitancy on the part of our potential customers to commit funds to capital investments.  We do not expect this trend to continue.  Our products are new to the marketplace and we expect the demand to grow as our products become more familiar. We believe the product lines are becoming commercially accepted and that sales will increase.

We do not anticipate we will emphasize acquisitions as we have in the past and instead will focus on managing and commercializing our current product lines.  Significant progress has been made since the beginning of the year on our refrigeration unit for trailers.  The prototype unit has been installed in a trailer to enable the gathering of data regarding its cooling efficiency.  Our development work is focused on this technology.  While we anticipate the future business growth over the next twelve months will come from our current product lines, we are diligently working to complete the commercialization the products utilizing our liquid nitrogen cooling technology.

Results of Operations

Three Months Ended June 30, 2011 and 2010

	For the three months ended June 30,
	2011	2010	Change
Revenues	$493,830	$529,102	$(35,272)
Cost of goods sold	260,032	233,857	26,175
Gross profit	233,798	295,245	(61,447)
Operating expenses	490,739	293,378	197,361
Other income (expense)	(133,615)	(133,882)	267
Net loss	$(390,556)	$(132,015)	$(258,541)

Revenues decreased during the quarter ended June 30, 2011, to $493,830 from $529,102 for the quarter ended June 30, 2010, a decrease of $35,272.  No revenues were generated in 2011 from our ultra low temperature refrigeration technology, as we are continuing to refine and commercialize those freezer technologies.  We anticipate revenues for each of the remaining reporting periods of 2011 will approximate those reported for this three month period.

As a result of the sales mix, cost of goods increased in the quarter ending June 30, 2011, as compared to June 30, 2010 to $260,032 from $233,857, an increase of $26,175. Gross profit percentage decreased to 47% for the three months ended June 30, 2011, compared to 56% for the three months ended June 30, 2010.  While the gross profit margin will vary by quarter depending on the mix of products sold, we are actively working to obtain more favorable pricing from our vendors in order to increase the margins realized on product sales.

Operating expenses increased in the period ended June 30, 2011, due to the recording of $214,223 in expense related to the issuance of 11,180,000 shares of restricted common stock.  There were non-cash stock compensation charges of $59,935 for the three month period ended June 30, 2010.  The following table provides an analysis of the period charges:

	For the Three Months Ended June 30
	2011	2010	Change
Operating Expenses, excluding non- cash stock-based charges	$ 242,916	$ 233,443	$ 9,473
Non-cash stock-based charges	247,823	59,935	187,888
Total Operating Expenses	$ 490,739	$ 293,378	$ 197,361

Operating expenses, excluding the non-cash stock-based charges, were $242,916 for the period ended June 30, 2011, an increase of $9,473 from the $233,443 for the three month period ended June 30, 2010. The $247,823 in non-cash stock-based charges recorded in 2011 result from the issuance of 11,180,000 shares of restricted common stock (See Note 6). Operating expenses for each of the remaining reporting periods in 2011 are expected to remain at approximately the levels shown for the period of this report.

The net loss for the three month period ended June 30, 2011 was $390,556, or $0.01 per share, a $258,541 increase from the $132,015 loss, or $0.01 per share, for the three month period ended June 30, 2010.  The $187,888 increase in non-cash stock-based charges accounts for a significant portion of the variance.

Six Months Ended June 30, 2011 and 2010

	For the six months ended June 30,
	2011	2010	Change
Revenues	$1,081,412	$1,097,286	$(15,874)
Cost of goods sold	555,812	531,437	24,375
Gross profit	525,600	565,849	(40,249)
Operating expenses	841,096	595,514	245,582
Other (income) expense	(267,292)	(267,700)	408
Net loss from continuing operations	(582,788)	(297,365)	(285,423)
Loss from discontinued operations	-	(199,909)	199,909
Loss on disposal of discontinued operations	-	(947,941)	947,941
Net loss	$(582,788)	$(1,445,215)	$872,427

Revenues decreased during the six months ended June 30, 2011, to $1,081,412 from $1,097,286 for the six months ended June 30, 2010, a decrease of $15,874.  No revenues were generated in either year from the ultra cold freezer technologies.

Cost of goods sold increased to $555,812 in the six months ending June 30, 2011, as compared to $531,437 for the same period ended June 30, 2010, an increase of $24,375. Gross profit percentage decreased to 49% for the six months ended June 30, 2011, compared to 52% for the six months ended June 30, 2010. The gross profit margin will vary by quarter depending on the mix of products sold, but we are actively working to receive more favorable pricing from our vendors to enable us to realize increased margins on our product sales.

Operating expenses were higher in the current period, due in large part to the non-cash stock-based charge previously discussed.  Operating expenses for the remaining periods of the year are expected to remain at the levels experienced in the current quarter.

The loss from continuing operations for the six month period ended June 30, 2011 was $582,788, a $285,423 increase from the $297,365 loss for the six month period ended June 30, 2010.

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

The net loss for the six months ended June 30, 2011 was $582,788, or $0.02 per share.  This compares to a loss of $1,445,215, or $0.04 per share, for the six months ended June 30, 2010.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at June 30, 2011, were $232,654, with accounts receivable of $242,739 and inventory of $433,958. To date we have relied on revenues and sales of equity and debt securities for our cash resources.   Our working capital deficit on June 30, 2011, was $3,399,577, due primarily to the $2,925,000 in outstanding debentures and $1,053,000 in accrued interest on those debentures.  Working capital on December 31, 2010 was a deficit of $3,230,424.  Management is working to obtain financing to enable it to retire the outstanding debentures and provide the capital needed to commercialize the ultra low temperature freezer and refrigeration technology.  There can be no assurance that funds will be available, or that terms of available funds will be acceptable to the Company.  The inability of the Company to obtain funding at acceptable terms could negatively impact its ability to execute its business plan.

For the six month period ended June 30, 2011, our net cash from operating activities was $3,569.  During the six month period ended June 30, 2010 where the Company generated cash of $90,444 from operating activities.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  Future minimum lease payments under the operating lease at June 30, 2011 are $24,510 for that facility, which lease expires November 30, 2011.  Future minimum payments on the new facility, which begins December 1, 2011, are $113,500.  In addition, we have an automobile lease with future minimum lease payments of $16,302.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended June 30, 2011.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

As of June 30, 2011 the Company is in default on its Senior Secured Convertible Debenture.  The Company was unable to repay the debenture as demanded by the debenture holders.  The total amount under default was $2,300,000 plus a default principal of 30% or $690,000.  The total amount currently in default is $2,925,000 after $65,000 of the debentures and penalty were converted in September 2009. Under the terms of the debenture the interest rate increases from 12% to 18% upon default.  The company is not current on its interest payments.

In August 2010, management reached agreement with all but one of the debenture holders on a plan to settle the debentures held by them that are in default.  The settlement agreement is contingent upon the Company making a cash payment to them in the amount of $250,000 in full satisfaction of the indebtedness.  The Company is currently working on securing the funding to enable it to fulfill the payment obligation under this agreement.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a) Exhibits.

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation	10-SB Registration Statement*
3.2	Articles of Amendment to Articles of Incorporation	10-SB Registration Statement*
3.3	By-Laws	10-SB Registration Statement*
3.4	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.5	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.6	Articles of Amendment	September 30, 2004 10-QSB Quarterly Report*
3.7	By-Laws Amendment	September 30, 2004 10-QSB Quarterly Report*
4.1	Debenture	8-K Current Report dated June 29, 2007*
4.2	Form of Purchasers Warrant	8-K Current Report dated June 29, 2007*
4.3	Registration Rights Agreement	8-K Current Report dated June 29, 2007*
4.4	Form of Placement Agreement	8-K Current Report dated June 29, 2007*
10.1	Securities Purchase Agreement	8-K Current Report dated June 29, 2007*
10.2	Placement Agent Agreement	8-K Current Report dated June 29, 2007*
14	Code of Ethics	December 31, 2003 10-KSB Annual Report*
21	Subsidiaries of the Company	December 31, 2004 10-KSB Annual Report*
31.1	302 Certification of Kim Boyce
31.2	302 Certification of Keith Merrell
32	906 Certification
101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

Exhibits

Additional Exhibits Incorporated by Reference

*	Reflect California Reorganization	8-K Current Report dated December 31, 2003
*	JMST Acquisition	8-K Current Report dated April 4, 2006
*	Cryomastor Reorganization	8-K Current Report dated September 27, 2006
*	Image Labs Merger Agreement Signing	8-K Current Report dated November 15, 2006
*	All Temp Merger Agreement Signing	8-K Current Report dated November 17, 2006
*	All Temp Merger Agreement Closing	8-KA Current Report dated November 17, 2006
*	Image Labs Merger Agreement Closing	8-KA Current Report dated November 15, 2006

* Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reflect Scientific, Inc.

(Registrant)

Date:

August 15, 2011

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

August15, 2011

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

August 15, 2011

By:  /s/ Keith Merrell

        Keith Merrell, CFO