Form 10-Q
period 2011-09-30
REFLECT SCIENTIFIC INC
filed 2011-11-10
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Class

Outstanding as of November 10, 2011

44,711,890 shares of $0.01 par value common stock on November 10, 2011

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of September 30, 2011, and December 31, 2010

              4

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2011 and 2010

  6

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2011 and 2010

  7

Notes to Condensed Consolidated Financial Statements

  9

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 4:  Controls and Procedures

                                                                16

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

17

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3:

Defaults Upon Senior Securities

17

Item 5:  Other Information

17

Item 6:  Exhibits

18

Signatures

19

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2011

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash & cash equivalents	$325,123	$242,136
Accounts receivable, net	162,122	243,169
Inventories	445,853	376,751
Prepaid assets	7,779	7,779

Total Current Assets	940,877	869,835

FIXED ASSETS, NET	35,154	60,259

OTHER ASSETS

Intangible assets, net	2,738,632	2,961,976
Goodwill	652,149	652,149
Deposits	6,200	3,100

Total Other Assets	3,396,981	3,617,225

TOTAL ASSETS	$4,373,012	$4,547,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$196,895	$204,124
Short-term lines of credit	113,863	125,725
Convertible debenture	2,925,000	2,925,000
Interest payable	1,184,625	789,750
Capital leases	1,785	9,715
Accrued expenses	329	21,545
Loan from related party	24,000	24,000
Income taxes payable	400	400

Total Current Liabilities	4,446,897	4,100,259

TOTAL LIABILITIES	4,446,897	4,100,259

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and Outstanding	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares; 44,711,890 and 33,831,890 issued and outstanding, respectively	447,119	338,319
Additional paid in capital	17,676,616	17,537,413
Accumulated deficit	(18,197,620)	(17,428,672)

Total Shareholders’ Equity (Deficit)	(73,885)	447,060

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,373,012	$4,547,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES	$481,325	$735,344	$1,562,737	$1,832,630

COST OF GOODS SOLD	224,307	443,941	780,119	975,378

GROSS PROFIT	257,018	291,403	782,618	857,252

OPERATING EXPENSES
Salaries and wages	100,973	99,410	445,685	325,527
Rent expense	10,641	13,228	38,356	38,924
Research and development expense	14,281	-	21,537	7,144
General and administrative expense	183,712	166,912	645,125	503,469
Total Operating Expenses	309,607	279,550	1,150,703	875,064

OPERATING INCOME (LOSS)	(52,589)	11,853	(368,085)	(17,812)

OTHER INCOME (EXPENSE)
Interest income	-	2	1	7
Interest expense - other	(1,946)	(2,218)	(5,989)	(6,673)
Interest on debentures	(131,625)	(131,625)	(394,875)	(394,875)
Total Other Expenses	(133,571)	(133,841)	(400,863)	(401,541)

NET LOSS BEFORE TAXES	(186,160)	(121,988)	(768,948)	(419,353)
Income tax benefit (expense)	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(186,160)	(121,988)	(768,948)	(419,353)

LOSS FROM DISCONTINUED OPERATIONS
Loss from operations of Image Labs/Miralogix, net of tax	-	-	-	(199,909)
Loss on disposal of Image Labs/Miralogix, net of tax	-	-	-	(947,941)
NET LOSS FROM DISCONTINUED OPERATIONS	-	-	-	(1,147,850)

NET LOSS	$(186,160)	$(121,988)	$(768,948)	$(1,567,203)

BASIC AND DILUTED INCOME(LOSS) PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	44,711,890	34,141,890	40,862,732	34,552,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Nine Months Ended

September 30,

	2011	2010

Net loss	$(768,948)	$(1,567,203)
Loss on Disposal of Discontinued Operations	-	947,941
Loss from Discontinued Operations	-	199,909
Loss from Continuing Operations	(768,948)	(419,353)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	25,105	31,936
Amortization	223,344	219,390
Stock-based compensation	153,426	-
Common stock issued for services/interest	94,577	59,935
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	81,047	(134,031)
(Increase)/decrease in inventory	(69,102)	(18,676)
(Increase)/decrease in prepaid asset	(3,100)	27,222
Increase/(decrease) in accounts payable and accrued expenses	366,430	448,867
Net Cash from Continuing Operations	102,779	215,290
Net Cash from Discontinued Operations	-	(126,432)
Net Cash from Operating Activities	102,779	88,858

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds (payments) from sale of discontinued operations	-	(99,100)
Proceeds (payments) from sale of fixed assets	-	3,300
Net Cash from Continuing Investing Activities	-	(95,800)
Net Cash from Discontinued Investing Activities	-	(3,995)
Net Cash from Investing Activities	-	(99,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	(7,930)	(7,267)
Payments made against lines of credit	(11,862)	(11,884)
Proceeds from Related Party Loan	-	6,000
Net Cash from Continuing Financing Activities	(19,792)	(13,151)
Net Cash from Discontinued Financing Activities	-	-
Net Cash from Financing Activities	(19,792)	(13,151)

NET INCREASE (DECREASE) IN CASH	82,987	(24,088)
CASH AT BEGINNING OF PERIOD	242,136	165,633
CASH AT END OF PERIOD	$325,123	$141,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2010 financial statements.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Management has taken a number of actions to reduce expenses including reductions in personnel, consolidation of facilities, and the downsizing of the unprofitable service and maintenance operations conducted by All Temp Engineering.  Management has reached settlement agreements on the majority of the debentures that are in default, which settlement is contingent upon their ability to pay $250,000 in cash. Management is seeking additional funding through the capital markets to facilitate this settlement, as well as to provide operating capital for its operations.   However, there is no assurance that additional funding will be available on acceptable terms, if at all.  Management has also made the decision to discontinue certain operations (See Note 5 – Business Disposition).

NOTE 4 – DEFAULT ON CONVERTIBLE DEBENTURES

On June 29, 2009 the Company’s convertible debenture came due.  The Company was unable to repay the amount due of $2,300,000 at that time and the note went into default status.  Under the terms of the debenture, a penalty of 30% of the outstanding principal was accrued upon default.  On the date of default the Company recognized this additional amount due of $690,000.  Also under the terms of the debenture, upon default, the Company was required to accrue and pay interest at the default rate of 18%.

In September 2009, Chestnut Ridge Partners, who held $65,000 in debentures, agreed to convert the amount due, including accrued interest, to the Company’s restricted common stock, as provided in the Debenture Agreement.

In August 2010, management reached agreement with the holders of $1,750,000 in debentures on a plan to settle the debentures held by them that are in default.  The settlement agreement is contingent upon the Company making a cash payment to them in the amount of $250,000.  Those debenture holders will accept the cash payment as full satisfaction of the debentures, including principal, penalty and interest, and warrants purchased on June 29, 2007.  The Company is diligently working to raise the funding with which to fulfill the cash payment obligation under this agreement.  The holder of the remaining $500,000 in debentures is involved in bankruptcy proceedings in England and the resolution of those debentures and accrued interest is undetermined.

NOTE 5 – BUSINESS DISPOSITION

In accordance with ASC 205-20, the Company has classified all results from operations of ImageLabs and MiraLogix into discontinued operations line items within the Company’s statements of operations and statements of cash flow.

The Company recorded a loss on disposal of $947,941 all of which was reported in the nine-month period ended September 30, 2010.

Net loss from discontinued operations for the nine months ended September 30, 2011 and 2010 consisted of the following:

	September 30, 2011	September 30, 2010
Revenue	$-	$169,363
Cost of Goods Sold	-	(105,772)
Operating Expenses	-	(263,500)

Net Loss from Discontinued Operations	$-	$(199,909)

NOTE 6 – EQUITY TRANSACTIONS

In February 2011, 300,000 shares of the common stock issued for professional services related to the acquisition of Cryometric/All Temp and Image Labs/Myralogix were returned.  The Company instructed the transfer agent to cancel the returned shares of stock.

On April 4, 2011, the Board of Directors of the Company voted to issue 3,100,000 shares of restricted common stock to Smith Corporate Services, Inc. for services.  The shares issued in these transactions were vested upon issuance and were valued at $60,977, which charge is recorded in the results for the nine months ended September 30, 2011.

The Board of Directors also voted to issue 7,800,000 shares of restricted common stock to Mr. Kim Boyce as a bonus to encourage Mr. Boyce to remain with the Company.  The shares issued in these transactions were vested upon issuance and were valued at $153,426, which charge is recorded in the results for the nine months ended September 30, 2011.

In May 2011, the Company entered into a ninety day agreement, with an effective date of June 1, 2011, with an investor relations firm.  Under the terms on the agreement, the Company issued 280,000 shares of restricted common stock, for services rendered, valued at $33,600.  A cash payment of $5,000 was also made.  For each of the remaining two months of the agreement they will be compensated with an additional cash payment of $5,000 and 80,000 shares of restricted common stock per month.  The Company did not receive the results anticipated from these services and, by mutual consent, the agreement was cancelled with no further payment of cash or issuance of stock.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of September 30, 2011, a shareholder of the Company had advanced $24,000 in funding in the form of a non-interest bearing loan to the Company.  There is no due date on the loan.  It is the intent of the Company to repay this loan upon the closing of a major capital raise.

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

NOTE 11 – LEASE OBLIGATIONS

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

2011	3,200
2012	38,100
2013	38,100
2014	34,100
2015	-
Total	113,500

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended September 30, 2011, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Plan of Operation and Business Growth

Our focus over the coming months will be on the commercialization of products acquired and developed over the last several years.  The continued development and commercialization of our ultra low temperature refrigerator line, with the refrigerated trailer, known as a “reefer”, is being given highest priority.  We have an operational prototype unit from which significant and valuable data is being collected.

Additionally, we will continue to develop and expand our focus on solutions to retrofit server and computer rooms to reduce the cost of cooling such rooms.  We believe, in addition to reducing operating costs, our technology will provide a more reliable and efficient method to cool such rooms.   We also continue to focus on the expansion of our detector line and contract manufacturing operations.

Management’s focus over the last several years was on the acquisition and development of our product lines.  While management now believes the desired core product lines are in place and will focus its efforts over the next twelve months on the commercialization of those product lines, marketing the products and expanding its customer base, it will consider potential acquisitions that will compliment or supplement our core technologies.

Due to unusually high product sales during the 3rd quarter of 2010, our revenues during the current reporting periods shows revenue decreases during 2011 as compared to 2010.  The laboratory market is a stable market that is not subject to seasonality and the stable revenue base results from the strong relationship we have developed with our major clients.  Our ultra low temperature technology products require large capital outlays from our customers and the downturn in the economy has caused hesitancy on the part of our potential customers to commit funds to capital investments.  We do not expect this trend to continue.  Our ultra low temperature refrigeration products are new to the marketplace and we expect the demand to grow as our products become more familiar. We believe the product lines are becoming commercially accepted and that sales in future periods will increase.

We do not anticipate making technology acquisitions as we have in the past and instead will focus on managing and commercializing our current product lines.  Significant progress has been made since the beginning of the year on our refrigeration unit for trailers.  The prototype unit has been installed in a trailer to enable the gathering of data regarding its cooling efficiency.  Our development work is focused on this technology.  While we anticipate the future business growth over the next twelve months will come from our current product lines, we are diligently working to complete the commercialization the products utilizing our liquid nitrogen cooling technology.

Results of Operations

Three Months Ended September 30, 2011 and 2010

	For the three months ended September 30,
	2011	2010	Change
Revenues	$481,325	$735,344	$(254,019)
Cost of goods sold	224,307	443,941	219,634
Gross profit	257,018	291,403	(34,385)
Operating expenses	309,607	279,550	30,057
Other income (expense)	(133,571)	(133,841)	270
Net loss	$(186,160)	$(121,988)	$(64,172)

Revenues decreased during the quarter ended September 30, 2011, to $481,325 from $735,344 for the quarter ended September 30, 2010, a decrease of $254,019.  The 2010 revenue was higher than normal, as one of our major laboratory product clients built a large reserve of inventory to insure they could meet their product demands during the period in which they were restructuring their business operations.  No revenues have been generated in 2011 from our ultra low temperature refrigeration technology, as we are continuing to refine and commercialize those freezer technologies.

As a result of lower sales, cost of goods decreased $219,634 in the quarter ending September 30, 2011, as compared to September 30, 2010, to $224,307 from $443,941. Gross profit percentage showed a significant increase to 53% for the three months ended September 30, 2011, compared to 40% for the three months ended September 30, 2010.  While the gross profit margin will vary by quarter depending on the mix of products sold, we are actively working to obtain more favorable pricing from our vendors in order to increase the margins realized on product sales.

Operating expenses increased to $309,607 in the period ended September 30, 2011, an increase of $30,057 over the $279,550 for the period ended September 30, 2010.  Increases were seen in research and development, licenses, advertising, professional fees, depreciation and amortization, and investor relations, offset by decreases in freight, packaging, and smaller increases in a number of other accounts. Operating expenses for the remainder of 2011 are expected to remain at approximately the levels shown for the period of this report.

The net loss for the three month period ended September 30, 2011 was $186,160, or ($0.01) per share, a $64,172 increase from the $121,988 loss, or ($0.01) per share, for the three month period ended September 30, 2010.

Nine Months Ended September 30, 2011 and 2010

	For the nine months ended September 30,
	2011	2010	Change
Revenues	$1,562,737	$1,832,630	$(269,893)
Cost of goods sold	780,119	975,378	195,259
Gross profit	782,618	857,252	(74,634)
Operating expenses	1,150,703	875,064	275,639
Other (income) expense	(400,863)	(401,541)	678
Net loss from continuing operations	(768,948)	(419,353)	(349,595)
Loss from discontinued operations	-	(199,909)	199,909
Loss on disposal of discontinued operations	-	(947,941)	947,941
Net loss	$(768,948)	$(1,567,203)	$798,255

Revenues decreased during the nine months ended September 30, 2011, to $1,562,737 from $1,832,630 for the nine months ended September 30, 2010, a decrease of $269,893. Of the total decrease, $254,019 is from the 3rd quarter, as detailed above.  No revenues were generated in either year from the ultra cold freezer technologies.

Cost of goods sold decreased to $780,119 in the nine months ending September 30, 2011, as compared to $975,378 for the same period ended September 30, 2010, a decrease of $195,259. The decrease is primarily attributable to the lower sales in 2011.  Gross profit percentage increased to 50% for the nine months ended September 30, 2011, compared to 47% for the nine months ended September 30, 2010.  The gross profit margin will vary, depending on the mix of products sold, but we are actively working to receive more favorable pricing from our vendors to enable us to realize increased margins on our product sales.

Operating expenses were $1,150,703 for the nine months ended September 30, 2011, a $275,639 increase over the operating expenses of $875,064 for the nine months ended September 30, 2010.  Major contributors to the increase were the $146,926 non-cash stock-based charge recorded in the 2nd quarter of 2011, along with increases in advertising expense, consulting expenses, research and development expense, and smaller increases and decreases in a number of other accounts.  Operating expenses for the remainder of the year are expected to remain at the levels experienced in the current quarter.

The loss from continuing operations for the nine month period ended September 30, 2011 was $768,948, a $349,595 increase from the $419,353 loss for the nine month period ended September 30, 2010.

The loss from discontinued operations for the nine months ended September 30, 2010 was $199,909, all of which was incurred during the first two months of the period.  In addition, the loss on disposition was $947,941.  The continuing losses incurred by the Image Labs and Miralogix subsidiary were a major consideration in our decision to divest that product line and focus our efforts on our green technology products.  The net loss for the nine months ended September 30, 2011 was $768,948, or ($0.02) per share.  This compares to a loss of $1,567,203, or ($0.05) per share, for the nine months ended September 30, 2010.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at September 30, 2011, were $325,123, with accounts receivable of $162,122 and inventory of $445,853. To date we have relied on revenues and sales of equity and debt securities for our cash resources.   Our working capital deficit on September 30, 2011, was $3,506,020, due primarily to the $2,925,000 in outstanding debentures and $1,184,625 in accrued interest on those debentures.  Working capital on December 31, 2010 was a deficit of $3,230,424.  Management is working to obtain financing to enable it to retire the outstanding debentures and provide the capital needed to commercialize the ultra low temperature freezer and refrigeration technology.  There can be no assurance that funds will be available, or that terms of available funds will be acceptable to the Company.  The inability of the Company to obtain funding at acceptable terms could negatively impact its ability to execute its business plan.

For the nine month period ended September 30, 2011, our net cash from operating activities was $102,779. During the nine month period ended September 30, 2010 the Company generated cash of $88,858 from operating activities.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  Future minimum lease payments under the operating lease at September 30, 2011 are $8,524 for that facility, which lease expires November 30, 2011.  Future minimum payments on the new facility, which begins December 1, 2011, are $113,500.  In addition, we have an automobile lease with future minimum lease payments of $13,755.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended September 30, 2011.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

As of September 30, 2011 the Company is in default on its Senior Secured Convertible Debenture.  The Company was unable to repay the debenture as demanded by the debenture holders.  The total amount under default was $2,300,000 plus a default principal of 30% or $690,000.  The total amount currently in default is $2,925,000 after $65,000 of the debentures and penalty were converted in September 2009. Under the terms of the debenture the interest rate increases from 12% to 18% upon default.  The company is not current on its interest payments.

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

Reflect Scientific, Inc.

(Registrant)

Date:

November 10, 2011

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

November10, 2011

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

November 10, 2011

By:  /s/ Keith Merrell

        Keith Merrell, CFO