Form 10-K
period 2011-12-31
REFLECT SCIENTIFIC INC
filed 2012-03-30
CIK 1103090

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. - 000-313770

REFLECT SCIENTIFIC, INC.

(Name of Registrant in its Charter)

Utah	87-0642556
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1266 South 1380 West

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

(1) Yes [X]  No [  ]    (2) Yes [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐

Smaller reporting company ☒

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

State Issuer’s revenues for its most recent fiscal year:  December 31, 2011 - $1,987,340.

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,220,764

There are approximately 22,207,640 shares of common voting stock of the Registrant held by non-affiliates, and based upon the average bid and asked prices of our common stock on June 29, 2011 of $0.10, as reported by the OTC Bulletin Board of the National Association of Securities Dealers, Inc., the aggregate market value of our common stock held by non-affiliates was approximately $2,220,764.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Past Five Years

None; not applicable.

Outstanding Shares

As of March 29, 2012, the Registrant had 44,791,890 shares of common stock outstanding.

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part IV, Item 15, of this Annual Report.

INDEX

PART I

Item 1.  Business

     4

Item 1A.  Risk Factors

   10

Item 2.  Properties

   10

Item 3.  Legal Proceedings

   10

Item 4.  Mine Safety Disclosure

   10

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and

     Issuer Purchases of Equity Securities

   11

Item 6.  Selected Financial Data

   12

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results

     of Operations

   12

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   15

Item 8.  Financial Statements and Supplementary Data

   15

Item 9.  Changes in and Disagreements with Accountants on Accounting and

     Financial Disclosures

   15

Item 9A.  Controls and Procedures

   15

Item 9B.   Other Information

   16

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

   17

Item 11.  Executive Compensation

   19

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     and Related Stockholder Matters

   19

Item 13.  Certain Relationships and Related Transactions, and Director Independence

   21

Item 14.  Principal Accountant Fees and Services

   21

PART IV

Item 15.  Exhibits and Financial Statement Schedules

   23

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

On March 2, 2010, the Company sold the assets and certain liabilities of Image Labs and Miralogix to an employee. The time line from the point at which the Company made the decision to sell to the accepting of the offer and closing of the transaction was less than two weeks.  The sale was structured such that the Company received no cash from the transaction, while the acquirer took possession of all the assets and assumed all of the liabilities of Image Labs and Miralogix except for those related to accrued payroll and related personnel expenses.  Management’s decision to divest this subsidiary was based on its strategic plan to refocus its product lines and sales efforts to its proprietary green technologies.  A history of operating losses at Image Labs and Miralogix, the potential necessity of additional capital expenditures, and the soft market for its products due to economic conditions, were additional considerations in making that determination.  The Company recorded a loss of $947,941 all of which is reported in the year ended December 31, 2010.  In conjunction with the disposal of this business entity, $99,100 in cash was transferred to the new owners.  With the sale of operations in Montana, the Cryometrix subsidiary was moved to and consolidated with the Reflect Scientific operations in Utah.

Business

Overview

Reflect Scientific is engaged in the manufacture and distribution of innovative products targeted at the life science market. Our customers include hospitals and diagnostic laboratories, pharmaceutical and biotech companies, universities, government and private sector research facilities, and chemical and industrial companies.

Our goal is to provide our customers with the best solution for their needs. This philosophy extends into our business strategies and acquisition plans. Through a series of strategic acquisitions, we acquired technology that has enabled us to expand our line of products that take advantage of market needs. Our growing product portfolio includes ultra low temperature freezers and chemical detectors, in addition to supplying OEM products to the life science industry.

Our Visacon brand chemical detectors provide our OEM customers a cost effective detection product that allows them to extend their markets. Detectors use patented optical detection technologies that can be tailored for pharmaceutical, biotechnology or other life science applications.  We are currently preparing to launch our next generation detector which we believe will open new market opportunities for us.

Our Cryometrix brand ultra low temperature freezers innovative design enables our customers to save substantially on energy costs related to cryogenic storage. Ultra low temperature freezers are used world-wide for the storage of vaccines, DNA, RNA, proteins and many other biological and chemical samples. There is a growing need for energy efficient, reliable ultra low temperature storage units.  Our Cryometrix freezers are targeted to expand into this growing market.  The application of this technology for use in refrigerated trailers (commonly called “reefers”) used to transport goods which need to be maintained in a cold environment significantly broadens the market for this technology.  The utilization of this technology in reefers eliminates the current method of cooling, which utilize engines run on hydrocarbon fuels.  The Cryometrix technology is pollutant free and is more cost effective and efficient than the technologies currently being used. We have completed road and delivery tests using a reefer outfitted with our technology with very promising results.  We are currently having a prototype built based on our latest design technology.

Products

Reflect Scientific designs, develops and sells scientific equipment for the Life Science and Manufacturing industries. Since our wholly owned subsidiary Reflect Scientific’s organization in 1991, our focus is and has been on providing value added products, analytic testing supplies and equipment, and stand alone products for the life science and industrial market place.  Reflect Scientific’s products range from non-mechanical Cyrometrix™ freezers, state of the art detectors, and products and parts for the life science industry to tools and analytical services for industrial manufacturing.

All of Reflect Scientific’s products and services are developed with one key factor in mind:  Providing a superior cost/benefit to the customer than do other competitive products in the same market space.  With years of experience in the life science and industrial manufacturing markets, Reflect Scientific has been able to develop not only unique patentable products, but products that we believe offer immediate advantages and cost savings over any other competing and existing products in the market.

We have developed a business model with a focus on intellectual expertise in the design and development of products and solutions for life science and industrial manufacturing industries.  We outsource the majority of our manufacturing, allowing us to maintain the flexibility to develop products across multiple lines and industries.  Our strength is in developing and providing products which we believe offer immediate and verifiable cost saving solutions.

We have found a number of companies that can manufacture products to our specification, allowing us to focus on our core competencies of development and design, and maintain a flexible corporate structure capable of taking advantage of new opportunities without the large capital investment required to acquire tooling and manufacturing equipment.  Our focus on the intellectual expertise, as opposed to manufacturing of products, allows us to develop products along multiple industry lines and to tailor our products to specific needs in a variety of industrial settings.

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

Our freezers are a complete divergence from the technology currently used in ultra low temperature freezers.  Through the advantages of our technology, we believe our freezers solve the current inadequacies and provide immediate cost savings for our clients.   Current cryogenic storage equipment falls short of customer expectations in a variety of key performance criteria.

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

Our Cryometrix ultra low temperature freezer uses a patented design and technology which is powered by liquid nitrogen. Through the use of a liquid nitrogen powered freezer system we are able to address the market need for:

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

▪

Much larger storage volume per area of floor space occupied – reduced facilities cost

▪

Reliable and essentially maintenance free, further lowering cost of ownership

▪

Environmental issues related to pollution using the current reefer technology

We believe existing mechanical freezers are outdated and our freezers to be the desired technology to which the industry will move, providing us the opportunity to gain a significant market share in this large market.

The adaptation of the freezer technology to refrigeration systems used on trailers (“reefers”) for transporting perishable items opens a significant new market.  Trailers can easily be retrofit with the Cryogenix unit, which operates pollutant free, more efficiently, and at a cost savings compared to the diesel powered units currently used. The reefer market is a $1 billion market.  The non-polluting Cryogenix unit provides significant benefits over any other unit currently marketed.

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

Our products provide the building blocks to create such a system. Patented technology provides an array of benefits to the OEM customer:

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

Given our relative size verses our competitors, we are often required to seek niche markets for our products or focus on selling components to be used in our competitors larger detection units.  We believe, however, that our technology and experience in the ultra low freezers and detectors allows us to be competitive in those markets.  As our products are new to the marketplace, the products long term commercial acceptance is still unknown.  Most of our products compete against multiple competitors, with our refrigeration products competing primarily against Thermo Fisher Scientific and Sanyo Corporation.

Growth Plan

While we will continue to evaluate acquisitions of businesses and technologies to enhance our revenues in the Life Science and green technology markets, our primary focus is on growing our own product lines through increasing market share and the addition of new products to our current offerings.

We seek to expand the applications for our products and equipment into additional markets as we develop brand recognition.  We hope to be able to obtain market leverage from our existing products and name recognition as we use our existing offerings and product strengths to position us as a key supplier of automation equipment, inspection equipment and cryogenic storage solutions.  This strategic plan will also enable us to further diversify our customer base.

Manufacturing, Supplies, and Quality Control

Many of our products are manufactured by third party manufactures. By outsourcing our manufacturing we are able to reduce the overall cost of our products.  We self manufacture lower volume products that are less labor and parts intensive in our facility in Orem, Utah.

Regulation and Environmental Compliance

Presently, none of our products are in highly regulated industries.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Sources and availability of key materials and intermediates continue to remain stable. Where supply is considered a critical success factor for our business, we have certified primary vendors in place and have identified secondary vendors.

Dependence on One or a Few Major Customers

We are not dependent on any large customer.

Need for any Governmental Approval of Principal Products or Services

No products presently being manufactured or sold by us are subject to prior governmental approvals.

Effect of Existing or Probable Governmental Regulations on the Business

We are subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

All patents and trademarks relating to acquired technologies have been assigned to us. Where appropriate, we seek patent protection for inventions and developments made by our personnel and incorporated into our products or otherwise falling within our fields of interest.

We protect some of our technology as trade secrets and, where appropriate, we use trademarks or register trademarks used in connection with our products.

Patents have been issued covering the following products:

JMST chemical detectors – 4 patents issued

Cryomastor ultra low temperature freezers – 2 patent issued

PATENT INFORMATION

Patent number	Title	Issue	Filing	Expiration

7,621,148	Ultra-low temperature bio-sample storage system	Nov. 24, 2009	Aug. 7, 2007	Nov. 24, 2027
6,804,976	High reliability multi-tube thermal exchange structure	Oct 19, 2004	Dec 12, 2003	Dec 12, 2023
6,530,286	Method and apparatus for measuring fluid flow	Mar 11, 2003	May 9, 2000	May 9, 2020
5,969,812	Spectrophotometer apparatus with dual concentric beams and fiber optic beam splitter	Oct 19, 1999	Oct 18, 1995	Oct, 18, 2015
5,699,156	Spectrophotometer apparatus with dual light sources and optical paths, fiber optic pick-up and sample cell therefore	Dec 16, 1997	Nov 23, 1994	Dec 16, 2014
5,694,215	Optical array and processing electronics and method therefore for use in spectroscopy	Dec 2, 1997	Mar 4, 1996	Mar 4, 2016

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

Research and Development Costs During the Last Two Fiscal Years

During the year ended December 31, 2011, we expended $33,170 for research and development.  During the year ended December 31, 2010, we expended $7,619 for research and development.  The majority of the research and development on our products is performed by independent contractors who have been enhancing technologies, primarily on the reefer unit and the detectors.  We expect research and development cost to increase in the future with the development work required to commercialize our Cryometrix freezers.

Employees

As of March 29, 2012, subsequent to the balance sheet date, we had 6 employees on a full-time basis and 4 part time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commissions’ Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

Item 1A. Risk Factors

Not applicable for Registrant

Item 2. Description of Property

Reflect Scientific conducts all of its business operations from one facility, located in Orem, UT.  This is a combination warehouse, manufacturing and office facility with 6,000 square feet of space; we lease this facility at $3,200 per month through October 2012 and $3,100 per month for November 2012 to the end of the lease term on November 30, 2014.

Item 3. Legal Proceedings

On October 16, 2009, the Company filed a complaint in the Third District Court in the State of Utah in which it seeks the return of the stock issued for the acquisition of Cryomastor.  The action alleges misrepresentation and, in addition to the return of the stock, seeks monetary damages.

In December 2011 the case was submitted to arbitration and a settlement agreement was reached.  As a part of the settlement two patents were assigned to the Company, the royalty agreement was terminated and agreement was reached on the return of stock issued as a part of the acquisition of Cryomastor.  As of the date of this filing, the defendant has assigned the patents but has not submitted the stock agreed upon and is thus in breach of the terms of the settlement agreement.  Notice of such breach has been sent.

Item 4. Mine Safety Disclosure

Not applicable.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities.

Market Information

Since July 6, 2005, our common stock has been listed under the symbol “RSCF” on the OTCBB.  Prior to July 6, 2005, our stock traded under the symbol “COLH” since its initial listing on May 24, 2001.  The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2011, 2010 and 2009. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	2011		2010		2009
	High	Low	High	Low	High	Low

Quarter ended December 31	$ 0.15	$0.07	$0.09	$0.05	$0.24	$0.12
Quarter ended September 30	$ 0.19	$0.10	$0.09	$0.03	$0.24	$.0.14
Quarter ended June 30	$ 0.14	$0.06	$0.13	$0.04	$0.25	$0.15
Quarter ended March 31	$ 0.07	$0.05	$0.20	$0.11	$0.25	$0.10

As of March 29, 2012, there were 44,791,890 shares of our common stock outstanding.  On March 28, 2012, the high and low bid price for our common stock was $0.08 and $0.08, respectively.

Holders

The number of record holders of our common stock as of March 28, 2012, was approximately 134; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	12,000,000
Equity compensation plans not approved by security holders	-	-	None
Total	-	-	12,000,000

Recent Sales of Unregistered Securities

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

During the year ended December 31, 2011 we issued a net of 10,960,000 shares of common stock.  Of this amount, 3,100,000 shares were issued to a consultant for services, 7,800,000 shares were issued to an employee, 360,000 shares were issued for services from an investor relations firm, and 300,000 shares of stock issued in the acquisition of Image Labs were returned and cancelled, resulting in the net new issuance of 10,880,000 shares in 2011.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2011, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any of our affiliates during the year ended December 31, 2011.

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

Critical Accounting Policies and Estimates

Reflect Scientific’s accounting policies are more fully described in Note 2 of the consolidated financial statements. As discussed in Note 2, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  Reflect Scientific believes that the following addresses Reflect Scientific’s most critical accounting policies.  There have been no significant changes during the year ended December 31, 2011.

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

Overview

The year ended December 31, 2011 has been a difficult year for the Company.  Historically, significant portions of our revenue came from the manufacture and sale of capital equipment, such as freezers and detectors, purchased by our customers.  The economic climate the past few years has caused many of these customers to defer, significantly reduce, or eliminate altogether their capital budget spending.  The reduced level of capital spending had a significant impact on our sales for 2011.  Capital markets have also been tight, with the result that we were unable to secure funding with which to retire our debentures which matured June 30, 2009, and we are currently in default on that indebtedness.  Due to the historical losses and the default status on our debentures, our accountants have expressed substantial doubt about our ability to continue as a going concern.

The Company has been proactive in making those business decisions which it believes will enable it to carry out its business plan.  Significant cost reduction measures have been implemented, unprofitable subsidiaries divested, facilities consolidated and personnel reductions made.  We have reached a settlement agreement with the majority holder of our debenture holders whereby, upon the payment of a portion of the principal, the remaining principal and penalty amount will be forgiven and the warrants will be extinguished.  Our ability to execute this agreement is dependent upon the obtaining of additional funding at terms that are acceptable.  We cannot assure that financing will be made available.  If we are unable to secure financing, our ability to proceed with and implement our intended business plan will be negatively impacted.

 Financial Position

The table below presents a summary of our consolidated balance sheets at December 31, 2011 and 2010:

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended Dec. 31, 2011	Year ended Dec 31, 2010	Changes
Cash and cash equivalents	$ 346,697	$ 242,136	$ 104,561
Total current assets	886,079	869,835	16,244
Total assets	4,124,521	4,547,319	(422,798)
Total current liabilities	4,482,204	4,100,259	381,945
Accumulated deficit	(18,615,647)	(17,428,672)	(1,186,975)
Total stockholders’ equity (deficit)	$ (357,683)	$ 447,060	$ (804,743)

We had $346,697 in cash as of December 31, 2011, an increase of $104,561 from December 31, 2010.  We had a working capital deficit of $3,596,125 at December 31, 2011, compared to working capital deficit of $3,230,424 at December 31, 2010.

Contractual Obligations

The Company leases office/warehouse space in Utah.  In addition, it has a lease on a vehicle.  The following summarizes future minimum lease payments under the operating leases at December 31, 2011:

                        Year Ending                            Minimum

                       December 31,                       Lease Payments

                               2012                                  $      45,960

                               2013

 42,030

  2014                                       34,100

                                                                          $   122,090

Results of Operations

December 31, 2011 and 2010

The following table summarizes revenue, cost of goods sold, and operating expenses for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Changes
Revenue	$1,987,340	$2,401,685	$(414,345)
Cost of Goods Sold	989,449	1,311,938	(322,489)
Gross Profit	997,891	1,089,747	(91,856)

Salaries and wages	584,476	371,250	213,226
Rent expense	54,217	51,720	2,497
Research and development expense	33,170	7,619	25,551
General and administrative expense	924,957	748,254	176,703
Impairment on intangible assets	100,233	-	100,233
Loss on asset disposal	7,760	-	7,760
Total operating expenses	1,704,813	1,178,843	525,970

Loss from continuing operations	(1,186,975)	(624,397)	(562,578)

Net loss	$(1,186,975)	$(1,772,247)	$585,272

Our core business of specialty lab supplies and detector supplies decreased 17% to $1,987,340 in 2011 from the $2,401,685 in 2010.  While our core product line of laboratory supplies remains strong, sales for 2011 were impacted by the reorganization of one of our major customers.  As a part of that reorganization they reduced the number of items in their catalog that they had historically purchased from us.   We are focused on expanding our market base through the addition of new and additional distributors to increase revenues in 2012 and beyond.

Our cost of goods decreased in the period ending December 31, 2011, as compared to December 31, 2010, due primarily to the reduced levels of sales.  The percentage on gross margins increased to 50% in 2011, a 5% increase over the 45% margin realized in 2010.  Despite an increasingly competitive sales environment driven by the economic conditions, we have been able to increase gross margin through reduction of our expenses and through working with vendors to obtain more favorable costing.  Our gross margin percent is also influenced by the sales mix, with the detectors and detector supplies carrying higher gross margins than the more generic lab supplies.

Salaries and wages increased $213,226 in 2011 as compared to 2010.  Of the increase, $195,098 is the non-cash stock-based compensation charge related to the stock issued to an employee.  When that non-cash charge is factored out salaries and wages increased $18,128, an increase of 5%.

General and administrative expenses increased to $924,957 during the year ended December 31, 2011, from $748,254 during the year ended December 31, 2010. This increase is primarily attributable to a $180,801 increase in consulting fees incurred during 2011.  Expense levels going forward are expected to remain near the levels experienced in 2011.

In performing an evaluation of our intangible assets for impairment, we determined that the book value of the All Temp customer list exceeded the value to the Company.  We therefore have recorded a non-cash impairment charge of $100,233 for the year ended December 31, 2011.

The net loss narrowed to $1,186,975 in 2011 from $1,772,247 for the year ended December 31, 2010.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at December 31, 2011, were $346,697, with accounts receivable of $143,278 and inventory of $393,004. As a result of the decreases in accounts receivable and inventories, coupled with increases in cash, accounts payable and accrued liabilities, we had negative working capital of $3,596,125 at December 31, 2011.  This compares to negative working capital of $3,230,424 at December 31, 2010.  We are in default on our debentures and require additional financing to retire that debt.

In 2011, net cash provided from operating activities was $130,279 in cash as compared to net cash provided of $195,839 in 2010.  We are hopeful that in 2011, with the raising of additional capital and the benefit of continued cost reductions, we will be able to further increase the positive cash from operations.

We will continue to focus our efforts on our core business activities while pursuing capital resources and evaluating potential future acquisitions which fit within and enhance our core business.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  Future minimum lease payments under the operating lease at December 31, 2011 are $110,300 for this facility.  In addition, we have one automobile lease with future minimum lease payments of $11,790.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to Registrant.

Item 8.  Financial Statements

The financial statements of the Company are set forth immediately following the signature page to this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We had no disagreements on accounting and financial disclosures with our accounting firm during the reporting periods covered by this Annual Report.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief/Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief /Principal Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Chief/Principal Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief/Principal Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

Item 9B.  Other Information

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

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Kim Boyce	President &
	Director	12/03	*
Tom Tait	Vice President,
	Secretary and Director	01/05	*
William G. Moon	Director	4/11	*
Keith L. Merrell	Chief Financial Officer & Treasurer	10/09	*

* These persons presently serve in the capacities indicated.

Business Experience

Kim Boyce - CEO, Director

Mr. Boyce, 57, is the founder of Reflect Scientific and serves as President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Boyce has over thirty years of experience in manufacturing, sales, distribution and management of scientific products related to companies in the chemical analysis, semiconductor fabrication and optics industries. His responsibilities have included serving as a Western Regional Sales Manager, OEM Special Accounts Manager, Plant Operations Manager and various other senior management positions within these industries.

Thomas Tait - Vice President, Secretary, Director

Mr. Tait, 55, serves as Vice President. Mr. Tait brings experience with accelerated product development, “lean” process management tools, strategic market analysis, and acquisition integration.  Mr. Tait joined us from Danaher Company where he was a Business Manager over a $120 million in sales product line. Prior assignments have included General Manager of HyperQuan Inc., Product Manager J&W Scientific and Project Manager Varian Inc. He also co-founded ChiraTech Inc, a high technology Company that was sold to Thermo Electron Corporation. Mr. Tait holds an MBA in Technology Management from the University of Phoenix and a BS in Chemistry from Clarkson University. He also holds patents in Optics and MEMS technologies.

William G. Moon, Director

Mr. Moon, 62, has over 30 years experience in startup and engineering related companies.  His leadership experience includes assisting in the formation of what became the world’s largest disk drive company, Quantum Corporation, with over 10,000 employees.  He was Principal Engineer and Vice President of Engineering for over twenty years, during which time he co-designed numerous standard-setting disk drives.  During that time, he was a co-founder of a wholly owned Quantum subsidiary, Plus Development, and was key in the invention of the Hardcard, the first hard drive on a plug-in card.  He helped create a partnership with Panasonic for the world’s first totally automated disk drive assembly plant in Japan, producing over 100 million disk drives.  Prior to that, Mr. Moon designed memory products at Hewlett Packard Labs in their Disk Memory Division.  Over the past five years Mr. Moon has served as technical advisor to several companies and has sat on several boards.

Keith Merrell - Chief Financial Officer / Treasurer

Mr. Merrell, 66, serves as our Chief Financial Officer, Treasurer and General Manager.  Mr. Merrell draws on over

30 years of accounting experience to manage all of our accounting functions and to interface with our independent public accountants.  He spent two years in the field of public accounting, and served as Chief Financial Officer or Controller of five companies prior to joining us.  His business career also includes extensive experience in management, sales and marketing, consulting, and merger and acquisition work. He also serves as Chief Financial Officer of GeNOsys, Inc., which is also a public company.  He graduated from Arizona State University with a B.S. degree in Accounting.

We believe that, based on education and experience, all of our directors are qualified to serve.

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

Based solely on a review of the copies of such forms furnished to us or written representations from certain persons, we believe that during our calendar year ended December 31, 2011, all filing requirements applicable to our officers, directors and 10% stockholders were met by such persons.

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Com- pensation($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation($) (i)	Total Earnings ($) (j)

Kim Boyce CEO & Director	12/31/11 12/31/10 12/31/09	$109,038 $105,000 $105,000	0 0 0	195,098 0 0	0 0 $391,404	0 0 0	0 0 0	0 0 0	$304,136 $105,000 $496,404

Tom Tait VP & Director	12/31/11 12/31/10 12/31/09	$72,287 $70,000 $70,000	0 0 0	0 0 0	0 $16,600 0	0 0 0	0 0 0	0 0 0	$72,287 $86,600 $70,000
Keith Merrell, CFO (1)	12/31/11 12/31/10 12/31/09	$40,000 $40,000 $ 8,989	0 0 0	0 $3,500 0	0 0 $1,660	0 0 0	0 0 0	0 0 0	$40,000 $43,500 $10,649

(1)  2009 earnings for Mr. Merrell reflect compensation paid from his October 1, 2009 employment date.

Outstanding Equity Awards

At December 31, 2011, there are no outstanding equity awards.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 29, 2012, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Reflect Scientific to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of Reflect Scientific and all executive officers and directors of Reflect Scientific as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

All percentages are calculated based upon a total number of 44,711,890 shares of common stock outstanding as of March 29, 2012, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

		Amount and Nature of	Percentage of Outstanding
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	Common stock

	Principal Shareholders
Common Stock	Kim Boyce (1) 1270 South 1380 West Orem, Utah 84058	24,068,250	53.83%
Common Stock	Dain Family Revocable Trust 4057 Cienega Road Hollister, California 95023	2,030,000	4.54%
Common Stock	Nicholas J. Henneman P.O. Box 1175 5885 Diablo Hills Road Tres Pinos, California 95075-1175	400,000	0.89%
	Officers and Directors
Common Stock	Kim Boyce	24,068,250	53.83%
Common Stock	Tom Tait	361,000	0.36%
Common Stock	Keith Merrell (1)	75,000	0.17%
Common Stock	William Moon.	250,000	0 .56%
	All directors and executive officers of the Company as a group (Five individuals)	22,584,250 ========	54.92% ======

______________________________

(1)  Includes 25,000 shares beneficially owned through an IRA.

Changes in Control

There are no current or planned transactions that would or are expected to result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	12,000,000
Equity compensation plans not approved by security holders	-	-	None
Total	- =========	-	12,000,000 =========

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

In April 2011, the Board of Directors granted to the president 7,800,000 shares of the Company’s restricted common stock.  In exchange, the president agreed to the cancellation of the 4,800,000 stock options which he held.  The stock grant was given in recognition of services which he has provided over a number of years and as compensation in lieu of salary and/or bonuses which have not been provided him due to the financial condition of the Company.  An independent firm engaged to determine the valuation of the transaction arrived at a valuation of $0.0462 per share for a total of $360,143.  The current valuation of the options surrendered was determined to be $165,045, resulting in a net, non-cash stock-based compensation charge of $195,098.

With the exception of that transaction, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

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

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2011 and 2010:

Fee Category	2011	2010
Audit Fees	$43,354	$60,414
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$43,354	$60,414

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

REFLECT SCIENTIFIC, INC.

Date:	03/29/2012	By:	/s/Kim Boyce
Kim Boyce, Chief Executive Officer and Director

Date:	03/29/2012	By:	/s/Keith Merrell
Keith Merrell, Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	03/29/2012	By:	/s/Kim Boyce
Kim Boyce, CEO and Director

Date:	03/29/2012	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	03/29/2012	By:	/s/William Moon
William Moon, Director

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

C O N T E N T S

Report of Independent Registered Public Accounting Firm

27

Consolidated Balance Sheets

 28 - 29

Consolidated Statements of Operations

 30

Consolidated Statements of Shareholders’ Equity (Deficit)

 31

Consolidated Statements of Cash Flows

 32

Notes to the Consolidated Financial Statements

 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Reflect Scientific, Inc. and Subsidiaries

Orem, Utah

We have audited the accompanying consolidated balance sheets of Reflect Scientific, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reflect Scientific, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has experienced recurring losses from operations and negative working capital.  The Company is in default on its debentures.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 29, 2012

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31, 2011	December 31, 2010

CURRENT ASSETS

Cash	$346,697	$242,136
Accounts receivable, net	143,278	243,169
Inventory	393,004	376,751
Prepaid assets	3,100	7,779

Total Current Assets	886,079	869,835

FIXED ASSETS, NET	19,242	60,259

OTHER ASSETS

Intangible assets, net	2,563,951	2,961,976
Goodwill	652,149	652,149
Deposits	3,100	3,100

Total Other Assets	3,219,200	3,617,225

TOTAL ASSETS	$4,124,521	$4,547,319

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheet (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	December 31, 2011	December 31, 2010

CURRENT LIABILITIES

Accounts payable	$89,641	$204,124
Short-term lines of credit	109,721	125,725
Convertible debenture	2,925,000	2,925,000
Interest payable	1,316,250	789,750
Customer deposits	4,829	-
Capital leases – short term portion	-	9,715
Accrued expenses	12,363	21,545
Loan from related party	24,000	24,000
Income taxes payable	400	400

Total Current Liabilities	4,482,204	4,100,259

Total Liabilities	4,482,204	4,100,259

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 per value, authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 44,791,890 and 33,831,890 shares issued and outstanding respectively	447,919	338,319
Additional paid in capital	17,810,045	17,537,413
Accumulated deficit	(18,615,647)	(17,428,672)

Total Shareholders’ Equity (Deficit)	(357,683)	447,060

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,124,521	$4,547,319

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2011	2010

REVENUES	$1,987,340	$2,401,685

COST OF GOODS SOLD	989,449	1,311,938

GROSS PROFIT	997,891	1,089,747

OPERATING EXPENSES
Salaries and wages	584,476	371,250
Rent expense	54,217	51,720
Research and development expense	33,170	7,619
General and administrative expense	924,957	748,254
Impairment on intangible assets	100,233	-
Loss on disposal of assets	7,760	-
Total Operating Expenses	1,704,813	1,178,843

OPERATING LOSS	(706,922)	(89,096)

OTHER INCOME (EXPENSE)
Other income	1	7
Interest expense	(534,460)	(535,308)
Gain on extinguishment of debt	54,406	-

Total Other Expenses	(480,053)	(535,301)

LOSS BEFORE INCOME TAX EXPENSE	(1,186,975)	(624,397)

Income tax expense	-	-

NET LOSS FROM CONTINUING OPERATIONS	(1,186,975)	(624,397)

LOSS FROM DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(199,909)
Loss on disposal of discontinued operations	-	(947,941)

Net loss from discontinued operations	-	(1,147,850)

NET LOSS	$(1,186,975)	$(1,772,247)

LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC AND DILUTED	$(0.03)	$(0.02)
LOSS PER SHAREFROM DISCONTINUED OPERATIONS – BASIC AND DILUTED	$-	$(0.03)
Income(Loss) per share – Basic and Diluted	$(0.03)	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	41,866,027	34,383,619

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

                                                             Preferred Stock              Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2009	-	$ -	35,221,650	$352,217	$17,463,580	$ (15,656,425)	$2,159,372
Common stock returned pursuant to agreement	-	-	(1,850,800)	(18,508)	18,508	-	-
Common stock issued for legal services	-	-	411,040	4,110	49,325	-	53,435
Common stock issued to employee	-	-	50,000	500	6,000	-	6,500
Net loss for the year ended December 31, 2010	-	-	-	-	-	(1,772,247)	(1,772,247)
Balance, December 31, 2010	-	$ -	33,831,890	$ 338,319	$17,537,413	$(17,428,672)	$447,060
Common stock returned pursuant to agreement	-	-	(300,000)	(3,000)	3,000	-	-
Common stock issued for consulting services	-	-	3,460,000	34,600	152,534	-	187,134
Common stock issued to employee	-	-	7,800,000	78,000	117,098	-	195,098
Net loss for the year ended December 31, 2011	-	-	-	-	-	(1,186,975)	(1,186,975)
Balance, December 31, 2011	-	$ -	44,791,890	$ 447,919	$17,810,045	$(18,615,647)	$(357,683)

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

  For the Years Ended

        December 31,______

	2011	2010
Net loss	$(1,186,975)	$(1,772,247)
Loss on Disposal of Discontinued Operations	-	947,941
Loss from Discontinued Operations	-	199,909
Loss from Continuing Operations	(1,186,975)	(624,397)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	33,260	33,477
Amortization	297,792	310,498
Stock based compensation	195,098	6,500
Common stock issued for services/interest	187,134	53,435
Loss on disposal of assets	7,760	-
Impairment of long-lived assets	100,233	-
Gain on extinguishment of debt	(54,406)	-
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	99,891	31,355
(Increase) / decrease in inventory	(16,253)	1,645
(Increase) / decrease in prepaid asset	4,679	30,556
Increase / (decrease) in accounts payable and accrued expenses	(64,434)	(47,298)
Increase / (decrease) in interest payable	526,500	526,500
Net Cash from Continuing Operations	130,279	322,271
Net Cash from Discontinued Operations	-	(126,432)
Net Cash from Operating Activities	130,279	195,839

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds (payments) from sale of discontinued operations	-	(99,100)
Proceeds (payments) from sale of fixed assets	-	3,300
Net Cash from Continuing Investing Activities	-	(95,800)
Net Cash from Discontinued Investing Activities	-	(3,995)
Net Cash from Investing Activities	-	(99,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	(9,715)	(9,791)
Payments made against lines of credit	(16,003)	(15,750)
Proceeds from Related Party Loan	-	6,000
Net Cash from Discontinued Financing Activities	-	-
Net Cash from Financing Activities	(25,718)	(19,541)

NET INCREASE IN CASH	104,561	76,503

CASH AT BEGINNING OF PERIOD	242,136	165,633

CASH AT END OF PERIOD	$346,697	$242,136

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$7,960	$9,457
Income taxes	$400	$800

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

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

Cryometrix

The Company’s Cryometrix ultra low temperature freezers are technological breakthroughs that provide energy savings and other critically important benefits to cryo-storage customers in the Life Science related industries.  Ultra low temperature freezers are used in multiple industries for the storage of everything from blood to cancer vaccines.  These freezers are used by companies and organizations such as the Red Cross, hospitals and biotechnology research facilities.  The adaptation of the freezer technology to refrigeration systems used on trailers (“reefers”) for transporting perishable items opens a significant new market.  Trailers can easily be retrofit with the Cryogenix unit, which provides pollutant free and more efficient operations at a cost savings compared to the diesel powered units currently used.  The non-polluting Cryogenix unit provides significant benefits over any other unit currently marketed.

Inspection and Testing Equipment

Image Labs and Miralogix, the companies that manufactured, sold and installed inspection and testing equipment, were divested effective March 2, 2010.  See Note 18.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

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

d. Cash and Cash Equivalents

The Company considers all deposit accounts and investment accounts with an original maturity of 90 days or less to be cash equivalents.

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

The Company charged $0 to bad debt expense for the years ended December 31, 2011 and 2010. An analysis of the allowance for doubtful accounts balance at December 31, 2011 determined that no change was required from the $18,714 reserve at December 31, 2010.

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

h. Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $21,895 and $1,550 of advertising expense during the years ended December 31, 2011, and 2010, respectively.

i. Newly Issued Accounting Pronouncements

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

Comprehensive Income – In June 2011, the FASB issued new guidance on the presentation of comprehensive income.  Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance is effective for fiscal years and interim periods beginning after December 15, 2012.  The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

Testing Goodwill for Impairment – In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, which is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary.  Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than the book value.  If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business).  The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value.  The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

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

j. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended December 31,
	2011	2010
Net loss (numerator)	$(1,186,975)	$(1,772,247)
Shares (denominator)	41,866,027	34,383,619
Net loss per share amount	$(0.03)	$(0.05)

As of December 31, 2011 and 2010 the Company had 4,151,895 and 9,328,555 shares of outstanding common stock equivalents, respectively, but due to the net loss for each of the years they were not included in the calculation of the net loss per common share, as their inclusion would be anti-dilutive.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2011 and 2010, it did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2011 and 2010 relating to unrecognized benefits.

m. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, which include Cryometrix (previously Cryomastor) and the operations of Image Labs International/Miralogix from January 1, 2010 to the date of its sale on March 2, 2010.  All subsidiaries are wholly owned.  All material intercompany accounts and transactions are eliminated in consolidation.

n. Research and development expense

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standard Codification Topic 730 “Research and Development".  Under ASC730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company had $33,170 and $7,619 in research and product development for the years ended December 31, 2011 and 2010, respectively.

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

q.  Impairment

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal cost of assets to be disposed) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  The impairment analysis conducted subsequent to December 31, 2011 recognized that certain long-lived assets were impaired due to changed business conditions and a change in business direction.  As a result of that analysis, an impairment charge of $100,233 and $0 was recorded for the years ended December 31, 2011 and 2010 respectively.

r.  Reclassifications

Certain immaterial reclassifications have been made to the cash flow statement for the year ended December 31, 2010, to conform to the 2011 presentation.

NOTE 3   GOING CONCERN

The Company is currently in default on its issued and outstanding debentures.  While the Company is working diligently to secure funding to enable it to retire the debenture obligations, there can be no assurance that such funding will be available.  The Company has also accumulated significant operating losses.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has taken a number of actions to reduce expenses including reductions in personnel, consolidation of facilities,  the downsizing of the unprofitable service and maintenance operations conducted by All Temp Engineering, and the divesting of Miralogix and Image Labs. Management has reached settlement agreements on the majority of the debentures that are in default, which is contingent upon the Company’s ability to pay $250,000 in cash.  Management is seeking additional funding through the capital markets to facilitate this settlement, as well as to provide operating capital for its operations.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 4 -

FIXED ASSETS

Fixed assets and related depreciation for the period are as follows:

	December 31, 2011	December 31, 2010
Machinery and equipment	$162,460	$162,460
Furniture and fixtures	2,697	2,697
Computer and office equipment	2,390	2,390
Vehicles	-	-
Leasehold improvements	10,164	31,718
Accumulated depreciation	(158,469)	(139,006)

Total Fixed Assets	$19,242	$60,259

Depreciation expense for the years ended December 31, 2011, and 2010, was $33,260 and $33,477, respectively.

NOTE 5 -

INVENTORIES

Inventory consisted of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Raw materials	$118,661	$118,661
Finished goods	274,343	258,090

Total Inventory	$393,004	$376,751

NOTE 6-

COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases its office and warehouse space under a non-cancelable lease agreement accounted for as operating leases.  The Company also leases an automobile under similar non-cancelable lease agreement, which is also accounted for as an operating lease.

Building Lease - Orem, Utah: The Company leases a manufacturing and office facility with 6,000 square feet of space.  We lease this facility at $3,200 per month through August 31, 2012, at which time the lease changes to $3,100 per month to the expiration  of the lease on November 30, 2014.

Rent expense was $54,217 and $51,720 for the years ended December 31, 2011, and 2010, respectively.

Automobile Lease – The Company currently leases one vehicle with a monthly lease payment of $655 per month.  The automobile lease expires on September 30, 2013.  A second vehicle leased for $291 per month had a lease expiration date of September 3, 2011, at which time the vehicle was returned.

Automobile lease expense was $7,860 and $10,064 for the years ended December 31, 2011, and 2010, respectively.

Minimum rental payments under the non-cancelable operating leases are as follows:

Years ending December 31,	Amount
2012	$45,960
2013	42,030
2014	34,100
Thereafter	-

$122,090

NOTE 7-

CAPITAL LEASES

During the year ended 2006, the Company entered into a capital lease arrangement for the purchase of equipment.  Payments were due in 60 monthly installments of $920.  The lease had a stated interest rate of 8.3%.  The final payment under this lease was made in November 2011.

Depreciation expense on equipment under capital lease was $6,464 and $6,464 for the years ended December 31, 2011 and 2010, respectively.  The capital lease was collateralized by a leak test system which has a current net book value of $12,927.

NOTE 8 -

PREFERRED STOCK

In November 2004 the Company amended its Articles of Incorporation so as to authorize 5,000,000 shares of preferred stock. Of this total, 750,000 shares have been designated as “Series A Convertible Preferred Stock”. As of December 31, 2011 and 2010, no shares of the preferred stock are issued and outstanding.

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

NOTE 9 -

COMMON STOCK TRANSACTIONS

During the years ended December 31, 2011 and 2010, the following stock transactions occurred:

•

In February 2011, 300,000 shares of stock which had been originally issued in acquisition transactions were returned to the Company.  Upon receipt, the total 300,000 shares were cancelled.

•

In April 2011, the Board of Directors granted to the president 7,800,000 shares of the Company’s restricted common stock.  In exchange, the president agreed to the cancellation of the 4,800,000 stock options which he held.  The stock grant was given in recognition of services which he has provided over a number of years and as compensation in lieu of salary and/or bonuses which have not been provided him due to the financial condition of the Company.  As this transaction was entered into between the Company and an insider, it was deemed expedient to obtain an outside valuation for the transaction.  An independent firm engaged to determine the valuation of the transaction arrived at a fair value of $0.0462 per share for a total of $360,143.  The current valuation of the options surrendered was determined to be $165,045, resulting in a net, non-cash stock-based compensation charge of $195,098.

•

In April 2011, the Company issued 3,100,000 shares of restricted common stock, valued at $0.0462 per share, for consulting services.

•

In May 2011, the Company issued 280,000 shares of restricted common stock, valued at $0.12 per share, to an investor relations firm for services provided, and issued an additional 80,000 shares in August, valued at $0.13 per share.

•

In April 2010, the Company issued 411,040 shares, valued at $0.13 per shares, to its patent attorney for services rendered, and issued 50,000 shares, valued at $0.13 per share, to an employee.

•

In April and May 2010, the Company reached agreement whereby 1,540,800 shares of stock which had been originally issued in acquisition transactions were returned. Upon receipt, the total 1,540,800 shares were cancelled.

•

In October 2010, the Company reached agreement whereby 310,000 shares of stock which had been originally issued for consulting work related to acquisition transactions were returned.  Upon receipt, the total 310,000 shares were cancelled.

.

NOTE 10 -

CONCENTRATIONS OF RISK

Cash in Excess of Federally Insured Amount

The Company, during the years ended December 31, 2011 and 2010, did not maintain a cash balance at a single financial institution in excess of the federally insured maximum of $250,000.

Sales and Accounts Receivable

The Company has three major customers who represent a significant portion of revenue.  At December 31, 2011, accounts receivable balances from these three customers represent 47% of the total receivables.  The Company has strong relationships with each of these customers and does not believe this concentration poses a significant risk due to those long-term relationships and uniqueness of the products they purchase from the Company.

NOTE 11 -

LINE OF CREDIT

The Company has a credit line with a commercial bank of $100,000 secured by its inventory and accounts receivable bearing a variable interest rate, which was 5.50% as of the balance sheet date, and automatically renews so long as the Company is in compliance with the loan covenants. As of December 31, 2011, there was a balance due on the line in the amount of $78,900.

The Company has an additional credit line with a different commercial bank of $50,000 secured by its inventory and accounts receivable bearing a fixed interest rate, which was 7.75% as of the balance sheet date, and automatically renews so long as the Company is in compliance with the loan covenants. As of December 31, 2011, there was a balance due on the line in the amount of $30,822.

NOTE 12 – CONVERTIBLE DEBENTURES AND WARRANTS

On June 29, 2007, the Company entered into an agreement to sell $2,500,000 in 12% senior convertible debentures with a maturity date of June 29, 2009.  The agreement provides for the issuance of 1,923,077 A warrants and 1,923,077 B warrants.  The warrants are exercisable at a price of $0.80 per share for the A warrant and $1.00 per share for the B warrant and expire June 29, 2012.  As payment for services provided to bring this transaction to completion, the Company also issued 192,308 Series A warrants and 192,308 Series B.

At December 31, 2011, the outstanding indebtedness for the debentures and penalty resulting from forfeiture was $2,925.000. Assuming all debentures and warrants were converted, 48,651,895 shares of restricted common stock would be issued.  The debentures now bear an 18% interest rate.

In August 2010, management reached agreement with all but one of the debenture holders on a plan to settle the debentures held by them that are in default.  The settlement agreement is contingent upon the Company making a cash payment to them in the amount of $250,000 in full satisfaction of the indebtedness.  In exchange for the $250,000 payment, the debenture holder would cancel the debentures, penalty, interest and warrants. The Company is currently working on securing the funding to enable it to fulfill the payment obligation under this agreement.  The holder of the remaining debentures is involved in bankruptcy proceedings in England and the resolution of those debentures and accrued interest is undetermined.

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2011 and 2010 and changes during the period then ended is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2010	4,151,895	$.90
Granted	-	-
Expired/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2010	4,151,895.90

Expired/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2011	4,151,895	$.90
Exercisable	4,151,895	$.90

Outstanding			Exercisable
Range of Exercise Prices	Number outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Number Exercisable at December 31,2011
$0.80	2,036,510	0.50	2,036,510
1.00	2,115,385	0.50	2,115,385
	4,151,895		4,151,895

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

The Company granted options to purchase 5,000,000 shares of common stock to key directors on December 31, 2007.  On June 13, 2008, the Company granted options to purchase 66,660 shares of common stock to employees. On December 31, 2009, the Company granted options to purchase 5,176,660 shares of common stock to certain officers, directors and employees.  In July 2010 the Company cancelled 5,066,660 options which had been issued prior to December 2009.  In April 2011 the Company cancelled the 5,176,000 options which were issued on December 31, 2009.   A summary of the status of the Company’s outstanding stock options as of December 31, 2011 and changes during the period then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2010	10,243,320	$.71
Granted	-	-
Expired/Cancelled	(5,066,660)	1.31
Exercised	-	-
Outstanding, December 31, 2010	5,176,660.13
Granted	-	-
Expired/Cancelled	(5,176,660)	.13
Exercised	-	-
Outstanding, December 31, 2011	-	$-
Exercisable	-	$-

As of December 31, 2011, there was no unrecognized compensation cost related to stock options granted and subsequently cancelled under the Plan.

NOTE 14 – INTANGIBLE ASSETS

Intangible assets are stated at cost.  Amortization computed using the straight-line method.  The lives over which the intangible assets are amortized range from 10 to 20 years.  Intangible assets and related amortization for the period are as follows:

2011
	Cost	Accumulated Amortization	Net Book Value
Trade Secrets	$ 200,807	$ 111,722	$ 89,085
Patents	3,339,567	1,122,299	2,217,268
Customer lists	580,000	322,402	257,598

Totals	$ 4,120,374	$ 1,556,423	$ 2,563,951

2010		Accumulated
	Cost	Amortization	Net Book Value

Trade Secrets	$ 200,807	$ 94,197	$ 106,610
Patents	3,339,567	919,375	2,420,192
Customer lists	892,372	457,198	435,174

Totals	$ 4,432,746	$ 1,470,770	$ 2,961,976

Amortization expense for the years ended December 31, 2011, and 2010, was $297,792 and $310,498, respectively.

NOTE 15 – ROYALTIES

A royalty agreement was executed with JMST as a condition of the Company’s acquisitions.  Terms of the royalty agreement is as follows:

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

As sales did not reach or exceed the triggering threshold, no royalty payments were made under the royalty agreement during 2011 and 2010.

NOTE 16 – INCOME TAXES

The provision (benefit) for income taxes for the year ended December 31, 2011 and 2010 consist of the following:

	2011	2010
Federal:
Current	$-	$-
Deferred	-	-
State:
Current	-	-
Deferred	-	-
	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets (liabilities):

NOL Carryover	$2,966,200	$3,089,540
Stock Based Compensation	-	125,962
Depreciation and Amortization	169,200	2,125
Impairment Loss	-
R&D Tax Credits	39,100	50,474
Debenture Interest Payable	500,200
Other Reserves	14,300	14,659
Valuation Allowance	(3,689,000)	(3,282,760)
Net deferred tax asset (liability)	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal statutory rate of 34% to pretax income from continuing operations for the year ended December 31, 2011 and 2010 due to the following.

	2011	2010

Expected Tax Expense	$(403,572)	$(602,562)
Effects of:
Nondeductible Expenses	2,441	2,279
R&D Tax Credit	-	1,153
Stock for Services	29,832	-
Warrant Amortization	-	203,417
State Tax Effect, net of Federal Benefit	(47,479)	(70,890)
Cancellation/expiration of Options	-	1,271,991
Other, net	12,538	232,712
Change in Valuation Allowance	406,240	(1,038,100)
	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  If a change in ownership occurs, then net operating loss carryforwards may be limited as to use in future years.  At December 31, 2011, the Company had net operating loss carryforwards of approximately $7,806,000 that may be offset against future taxable income from the year 2011 through 2031. In addition the Company had research and development tax credit carryforwards of $39,062 which do not expire.  During 2011 the Company evaluated its deferred tax assets and concluded that none of the asset is currently realizable and that a full valuation allowance should be recorded.  The valuation allowance increased by $406,240 and leaves the Company with a net deferred tax asset of $0 as of December 31, 2011.

Included in the balance at December 31, 2011 are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The tax years 2008 through 2011 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

NOTE 17 – RELATED PARTY TRANSACTIONS

Loan from Shareholder

At December 31, 2011, a shareholder of the Company had advanced $24,000 in funding in the form of a non-interest bearing loan to the Company.  It is the intent of the Company to repay this loan upon the closing of a major capital raise.

NOTE 18 – DISCONTINUED OPERATIONS

In accordance with ASC 205-20, the Company has classified all results from the operations of Image Labs and MiraLogix into discontinued operations line items within the Company’s statements of operations and statements of cash flow.

The Company recorded a loss on disposal of $947,941, all of which was reported in the twelve-month period ended December 31, 2010.

Net loss from discontinued operations for the year ended December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Revenue	$-	$169,363
Cost of Goods Sold	-	(105,772)
Operating Expenses	-	(263,500)

Net Loss from Discontinued Operations	$-	$(199,909)