Form 10-Q
period 2012-03-31
REFLECT SCIENTIFIC INC
filed 2012-05-10
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Class

Outstanding as of May 9, 2012

44,791,890 shares of $0.01 par value common stock on May 9, 2012

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of March 31, 2012, and December 31, 2011

              5

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2012 and 2011

  7

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2012 and 2011

  8

Notes to Condensed Consolidated Financial Statements

  9

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 4:  Controls and Procedures                                                                                                14

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

14

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3:

Defaults Upon Senior Securities

15

Item 4:  Mine Safety Disclosure

15

Item 5:  Other Information

15

Item 6:  Exhibits

16

Signatures

17

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2012

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	March 31, 2012	December 31, 2011

CURRENT ASSETS

Cash	$222,506	$346,697
Accounts receivable, net	177,839	143,278
Inventories	409,468	393,004
Prepaid assets	3,100	3,100

Total Current Assets	812,913	886,079

FIXED ASSETS, NET	16,842	19,242

OTHER ASSETS

Intangible assets, net	2,494,432	2,563,951
Goodwill	652,149	652,149
Deposits	3,100	3,100

Total Other Assets	3,149,681	3,219,200

TOTAL ASSETS	$3,979,436	$4,124,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	March 31, 2012	December 31, 2011

CURRENT LIABILITIES

Accounts payable	$93,608	$89,641
Short-term lines of credit	105,500	109,721
Convertible debenture	2,925,000	2,925,000
Interest payable	1,447,875	1,316,250
Customer deposits	329	4,829
Accrued expenses	-	12,363
Loan from related party	24,000	24,000
Income taxes payable	100	400

Total Current Liabilities	4,596,412	4,482,204

Total Liabilities	4,596,412	4,482,204

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 44,791,890 and 44,791,890 issued and outstanding, respectively	447,919	447,919
Additional paid in capital	17,810,045	17,810,045
Accumulated deficit	(18,874,940)	(18,615,647)

Total Shareholders’ Deficit	(616,976)	(357,683)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,979,436	$ 4,124,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
REVENUES	$325,017	$587,582

COST OF GOODS SOLD	172,095	295,780

GROSS PROFIT	152,922	291,802

OPERATING EXPENSES
Salaries and wages	106,509	92,483
Rent expense	10,106	13,575
Research and development expense	7,112	-
General and administrative expense	155,197	244,299
Total Operating Expenses	278,924	350,357

OPERATING LOSS	(126,002)	(58,555)

OTHER INCOME (EXPENSE)
Interest expense – other	(1,666)	(2,052)
Interest on debentures	(131,625)	(131,625)

Total Other Expenses	(133,291)	(133,677)

NET LOSS BEFORE TAXES	(259,293)	(192,232)

Income tax benefit (expense)	-	-

NET LOSS	$(259,293)	$(192,232)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	44,791,890	33,688,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Three Months Ended

                                                                                                                                           March 31,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(259,293)	$(192,232)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	2,400	8,367
Amortization	69,519	74,447
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(34,561)	(18,446)
(Increase)/decrease in inventory	(16,464)	1,352
Increase/(decrease) in accounts payable and accrued expenses	122,929	156,394
Increase/(decrease) in customer deposits	(4,500)	-
Net Cash from Operations	(119,970)	29,882

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash from Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	-	(2,577)
Payments made against lines of credit	(4,221)	(3,948)
Net Cash from Financing Activities	(4,221)	(6,525)

NET INCREASE (DECREASE) IN CASH	(124,191)	23,357
CASH AT BEGINNING OF PERIOD	346,697	242,136
CASH AT END OF PERIOD	$222,506	$265,493

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$1,666	$2,052
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated financial Statements.

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2011 financial statements.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Management has taken a number of actions to reduce expenses. Management has reached settlement agreements on the majority of the debentures that are in default, which settlement is contingent upon their ability to make a cash payment of $250,000.  Management is seeking additional funding through the capital markets to facilitate this settlement, as well as to provide operating capital for its operations.

NOTE 4 – DEFAULT ON CONVERTIBLE DEBENTURES

At December 31, 2011, the outstanding indebtedness for the debentures and penalty resulting from forfeiture was $2,925.000. Assuming all debentures and warrants were converted, 48,651,895 shares of restricted common stock would be issued.  The debentures now bear an 18% interest rate.

In August 2010, management reached agreement with all but one of the debenture holders on a plan to settle the debentures held by them that are in default.  The settlement agreement is contingent upon the

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated financial Statements.

(Unaudited)

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

NOTE 5 – EQUITY TRANSACTIONS

During the three month period ended March 31, 2012, the Company did not sell or issue any shares of its common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of March 31, 2012, a shareholder of the Company had advanced $24,000 in funding in the form of a loan to the Company.  It is the intent of the Company to repay this loan upon the closing of a major capital raise.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2012, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Plan of Operation and Business Growth

Our focus over the coming months will continue to be on the development and commercialization of products acquired and developed over the last several years.  The ultra low temperature refrigerator line, with the refrigerated trailer, known as a “reefer”, is receiving highest priority.  Significant information was collected using an operational prototype unit.  Our first manufactured unit is currently in production, with an expected delivery in late May or early June.

Additionally, we will continue to develop and expand our focus on solutions to retrofit server and computer rooms to reduce the cost of cooling such rooms.  We believe that, in addition to reducing operating costs, our technology will provide a more reliable and efficient method to cool such rooms.   We also continue to focus on the expansion of our detector line and contract manufacturing operations.  Our new detector unit has received very positive reviews from beta tests with two of our current customers.  We believe that its enhanced functionality, coupled with its low cost, will provide us with a competitive edge over products currently being sold into that specialized market.

Our revenues during the reporting period decreased during 2012 compared to 2011 revenues.  A slow-down in European sales, coupled with the discontinuance of some product lines offered by one of our major distributors are the major reason for the declining revenue.  We do not expect this trend to continue. We are currently working to bring on new distributors who will carry our whole line of products.  While some of our products are relatively new to the marketplace and we expect the demand for those to grow as customers become more familiar them, there are a number of our product lines which have are well established and have strong, consistent demand. With the additional of new distribution channels we believe that sales will increase over the remainder of the year.

Results of Operations

Three Months Ended March 31, 2012 and 2011

	For the three months ended March 31,
	2012	2011	Change
Revenues	$325,017	$587,582	$(262,565)
Cost of goods sold	172,095	295,780	(123,685)
Gross profit	152,922	291,802	(138,880)
Operating expenses	278,924	350,357	(71,433)
Other income (expense)	(133,291)	(133,677)	386
Net loss from operations	$(259,293)	$(192,232)	$(67,061)

Revenues decreased during the quarter ended March 31, 2012, to $325,017 from $587,582 for the quarter ended March 31, 2011, a decrease of $262,565.  All of the revenues were generated from our specialized laboratory supplies and detector sales, as we are continuing to refine and commercialize the ultra low temperature freezer technologies.  Our largest distributor has scaled back their sale of our products, removing a number of our products from their catalog. We are currently working to bring on additional distributors to expand the distribution channels for our products and recapture that segment of the market. As those additional distributors come on during the second and third quarters we anticipate that revenues for the remainder of 2012 will increase over those reported for this three month period and return to more historical revenue levels for our lab products.

With decreased sales during the reporting period, cost of goods decreased in the quarter ending March 31, 2012, as compared to March 31, 2011 to $172,095 from $295,780, a decrease of $123,685. The gross profit   percentage decreased to 47% for the three months ended March 31, 2012, compared to 50% for the three months ended March 31, 2011.  While the gross profit percentage is dependent on the mix of product sales, we continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

Our continued focus on operating expenses resulted in a reduction of operating expenses in the current period.  This reduction is the result of cost reduction efforts implemented by management and an ongoing quest to gain additional operating efficiencies.  Operating expenses for the three months ended March 31, 2012 were $278,924, a decrease of $71,433 from the $350,357 in operating expenses recorded for the three month period ended March 31, 2011.  The decrease results primarily reductions in outside services, professional fees, and lower depreciation and amortization charges.  Operating expenses for the remaining reporting periods in 2012 are expected to remain close to the expense levels shown for the period of this report.

The net loss for the three month period ended March 31, 2012 was $259,293, a $67,061 increase from the $192,232 loss for the three month period ended March 31, 2011.  Management continues to look for opportunities to improve gross margins and reduce ongoing operating expenses in order to achieve profitability.

The net loss for the three months ended March 31, 2012 was $0.01 per share.  The net loss for the three months ended March 31, 2011 was also $0.01 per share.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at March 31, 2012, were $222,506, with accounts receivable of $177,839 and inventory of $409,468. To date we have relied on revenues and sales of equity and debt securities for our cash resources.   Our working capital deficit on March 31, 2012, was $3,783,499, due primarily to the $2,925,000 in outstanding debentures and $1,447,875 in accrued interest on those debentures.  Working capital on December 31, 2011 was a deficit of $3,596,125.  Management is working to obtain financing to enable it to retire the outstanding debentures and provide the capital needed to commercialize the low temperature freezer and refrigeration technology.  There can be no assurance that funds will be available, or that terms of available funds will be acceptable to the Company.  The inability of the Company to obtain funding at acceptable terms could negatively impact its ability to execute its business plan.

For the three month period ended March 31, 2012, net cash used for operating activities was $119,970 which compares to $29,882 of net cash provided from operations three month period ended March 31, 2011.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  Future minimum lease payments under the operating lease at March 31, 2012 are $100,700 for that facility.  In addition, we have automobile leases with future minimum lease payments of $9,825.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2012.  Unregistered restricted stock was issued subsequent to the end of the period in payment of services rendered by a consultant and to an officer of the Company.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2012, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

As of March 31, 2012 the Company is in default on its Senior Secured Convertible Debenture.  The Company was unable to repay the debenture as demanded by the debenture holders.  The total amount under default was $2,300,000 plus a default principal of 30% or $690,000.  The total amount currently in default is $2,925,000 after $65,000 of the debentures and penalty were converted in September 2009. Under the terms of the debenture the interest rate increases from 12% to 18% upon default.  The company is not current on its interest payments.

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

ITEM 4.  Mine Safety Disclosure

Not applicable.

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

Reflect Scientific, Inc.

(Registrant)

Date:

May 10, 2012

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

May 10, 2012

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

May 10, 2012

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial

Officer