Form 10-Q
period 2012-06-30
REFLECT SCIENTIFIC INC
filed 2012-08-13
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes [ ]   No [ X ]

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

Class

Outstanding as of August 10, 2012

45,766,890 shares of $0.01 par value common stock on August 10, 2012

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011

              5

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2012 and 2011

  6

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2012 and 2011

  8

Notes to Condensed Consolidated Financial Statements

  9

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3:

Quantitative and Qualitative Disclosure about Market Risk

15

Item 4:  Controls and Procedures

15

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

15

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3:

Defaults Upon Senior Securities

16

Item 4:  Mine Safety Disclosure

16

Item 5:  Other Information

16

Item 6:  Exhibits

16

Signatures

18

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2012

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	June 30, 2012	December 31, 2011

CURRENT ASSETS

Cash	$279,641	$346,697
Accounts receivable, net	143,437	143,278
Inventories	370,872	393,004
Prepaid assets	3,100	3,100

Total Current Assets	797,050	886,079

FIXED ASSETS, NET	14,443	19,242

OTHER ASSETS

Intangible assets, net	2,424,913	2,563,951
Goodwill	652,149	652,149
Deposits	3,100	3,100

Total Other Assets	3,080,162	3,219,200

TOTAL ASSETS	$3,891,655	$4,124,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	June 30, 2012	December 31, 2011

CURRENT LIABILITIES

Accounts payable	$81,846	$89,641
Short-term lines of credit	101,855	109,721
Convertible debenture	2,925,000	2,925,000
Interest payable	1,579,500	1,316,250
Customer deposits	1,829	4,829
Accrued expenses	7,507	12,363
Loan from related party	24,000	24,000
Income taxes payable	100	400

Total Current Liabilities	4,721,637	4,482,204

Total Liabilities	4,721,637	4,482,204

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 44,791,890 and 44,791,890 issued and outstanding, respectively	447,919	447,919
Additional paid in capital	17,810,045	17,810,045
Additional paid in capital – Shares to be issued	75,000	-
Stock subscription receivable	(75,000)	-
Accumulated deficit	(19,087,946)	(18,615,647)

Total Shareholders’ Deficit	(829,982)	(357,683)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,891,655	$ 4,124,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES	$357,697	$493,830	$682,714	$1,081,412

COST OF GOODS SOLD	163,894	260,032	335,989	555,812

GROSS PROFIT	193,803	233,798	346,725	525,600

OPERATING EXPENSES
Salaries and wages	102,379	252,229	208,888	344,712
Rent expense	9,412	14,140	19,518	27,715
Research and development expense	2,719	7,256	9,831	7,256
General and administrative expense	158,968	217,114	314,166	461,413
Total Operating Expenses	273,478	490,739	552,403	841,096

OPERATING LOSS	(79,675)	(256,941)	(205,678)	(315,496)

OTHER INCOME (EXPENSE)
Interest income	-	1	-	1
Interest expense – other	(1,705)	(1,991)	(3,371)	(4,043)
Interest on debentures	(131,625)	(131,625)	(263,250)	(263,250)

Total Other Expenses	(133,330)	(133,615)	(266,621)	(267,292)

NET LOSS BEFORE TAXES	(213,005)	(390,556)	(472,299)	(582,788)

Income tax benefit (expense)	-	-	-	-

NET LOSS	$(213,005)	$(390,556)	$(472,299)	$(582,788)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	44,791,890	44,066,615	44,791,890	38,906,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Six Months Ended

June 30,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(472,299)	$(582,788)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	4,799	16,736
Amortization	139,038	148,896
Stock-based compensation	-	153,426
Common stock issued for services	-	94,577
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(159)	430
(Increase)/decrease in inventory	22,133	(57,207)
Increase/(decrease) in accounts payable and accrued expenses	250,299	229,499
Increase/(decrease) in customer deposits	(3,000)	-
Net Cash from Operations	(59,189)	3,569

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash from Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	-	(5,244)
Payments made against lines of credit	(7,867)	(7,807)
Net Cash from Financing Activities	(7,867)	(13,051)

NET INCREASE (DECREASE) IN CASH	(67,056)	(9,482)
CASH AT BEGINNING OF PERIOD	346,697	242,136
CASH AT END OF PERIOD	$279,641	$232,654

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$3,371	$4,043
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2011 financial statements.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Management has taken a number of actions to reduce expenses. Management has reached settlement agreements on the majority of the debentures that are in default, which settlement is contingent upon their ability to make a cash payment of $75,000.  Subsequent to the end of the quarter, the Company was able to secure funding to facilitate this settlement.  See Note 9.

NOTE 4 – DEFAULT ON CONVERTIBLE DEBENTURES

At December 31, 2011, the outstanding indebtedness for the debentures and penalty resulting from forfeiture was $2,925,000. Assuming all debentures and warrants were converted, 48,651,895 shares of restricted common stock would be issued.  As a result of the default the debentures now bear an 18% interest rate.

In June 2012, management reached agreement with all but one of the debenture holders on a plan to settle the debentures held by them that are in default.  The settlement agreement is contingent upon the Company making a cash payment to them in the amount of $75,000 in full satisfaction of the indebtedness.  In exchange for the $75,000 payment, the debenture holder would cancel the debentures, penalty, interest and warrants. Subsequent to the end of the reporting period the Company was able to secure the funding to enable it to fulfill the payment obligation under this agreement (See note 9).   The holder of the remaining debentures is involved in bankruptcy proceedings in the Cayman Islands and the resolution of those debentures and accrued interest is undetermined.

NOTE 5 – EQUITY TRANSACTIONS

The Company opened a Private Placement Memorandum (“PPM”) to raise the funds to meet the agreed upon settlement with all but one of the debenture holders.  As of June 30, 2012 there were 975,000 shares to be issued under this PPM for proceeds of $75,000.   The $75,000 was included as a stock subscription receivable as the funds were being held in escrow as of June 30, 2012. Please see Note 9.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of June 30, 2012, a shareholder of the Company had advanced $24,000 in funding in the form of a loan to the Company.  It is the intent of the Company to repay this loan upon the closing of a major capital raise.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company opened a Private Placement Memorandum to raise the funds necessary to meet the obligations of the agreement entered into with all but one of the debenture holders.  As of June 30, 2012 adequate subscriptions had been received to enable the Company to meet that obligation.  At June 30, 2012, all of the subscription funds, representing $75,000 (for which 975,000 shares of restricted common stock will be issued) had been received and were held in escrow by the attorney handling the transaction.

On July 10, 2012, the attorney handling the transaction wired $75,000 to the debenture holders with which agreements had been made.  The $75,000 payment was in full settlement of $3,401,125 in principal, penalty and interest on the debentures in default and also extinguished the warrants which would have been exercisable for 43,749,999 shares of restricted common stock.  The principal, penalty and interest on the remaining debentures is $971,750 after the completion of the settlement agreement earlier described.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month period ended June 30, 2012, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Plan of Operation and Business Growth

Our focus over the coming months will continue to be on the development and commercialization of products acquired and developed over the last several years.  The ultra low temperature refrigerator line with the refrigerated trailer, known as a “reefer”, is receiving highest priority.  Significant information was collected using an operational prototype unit.  Our first manufactured unit is currently in production, with delivery of the unit expected later this year.

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

Our revenues during the reporting period decreased during 2012 compared to 2011 revenues.  A slow-down in European sales, coupled with the discontinuance of some product lines offered by one of our major distributors are the major reason for the declining revenue.  We are currently working to bring on new distributors who will carry our entire line of products.  While some of our products are relatively new to the marketplace and we expect the demand for those to grow as customers become more familiar them, there are a number of our product lines which are well established and have strong, consistent demand. If the Company is successful in adding new distribution channels it expects that sales will increase above the current levels by the end of the year.

Results of Operations

Three Months Ended June 30, 2012 and 2011

	For the three months ended June 30,
	2012	2011	Change
Revenues	$357,697	$493,830	$(136,133)
Cost of goods sold	163,894	260,032	(96,138)
Gross profit	193,803	233,798	(39,995)
Operating expenses	273,478	490,739	(217,261)
Other income (expense)	(133,330)	(133,615)	285
Net loss	$(213,005)	$(390,556)	$177,551

Revenues decreased during the three months ended June 30, 2012, to $357,697 from $493,830 for the three months ended June 30, 2011, a decrease of $136,133.  All of the revenues were generated from our specialized laboratory supplies and detector sales, as we are continuing to refine and commercialize the ultra low temperature freezer technologies.  Our largest distributor reduced the sale of our products, removing a number of our products from their catalog. We are currently working to bring on additional distributors to expand the distribution channels for our products. If the Company is successful in its efforts to bring on new and additional distribution channels it expects to see sales volumes increase by the end of the year.

With decreased sales during the reporting period, cost of goods decreased in the quarter ending June 30, 2012, as compared to June 30, 2011 to $163,894 from $260,032, a decrease of $96,138. The gross profit percentage increased to 54% for the three months ended June 30, 2012 from the 47% margin attained for the three months ended June 30, 2011.  While the gross profit percentage is dependent on the mix of product sales, we feel our continuing strategy to actively work to obtain more favorable pricing from our current vendors in order to increase the margins realized on our product lines is delivering positive results.

Our continued focus on operating expenses resulted in a reduction of operating expenses in the current period.  This reduction is the result of cost reduction efforts implemented by management and an ongoing quest to gain additional operating efficiencies.  Operating expenses for the three months ended June 30, 2012 were $273,478, a decrease of $217,261 from the $490,739 in operating expenses recorded for the three month period ended June 30, 2011.  The decrease is primarily attributable to reductions in stock-based compensation expense and consulting services.  Operating expenses for the remaining reporting periods in 2012 are expected to remain close to the expense levels shown for the three month period of this report.

The net loss for the three month period ended June 30, 2012 was $213,005, a $177,551 decrease from the $390,556 loss for the three month period ended June 30, 2011.  Management continues to look for opportunities to improve gross margins and reduce ongoing operating expenses in order to achieve profitability.

The net loss for the three months ended June 30, 2012 was $0.01 per share.  The net loss for the three months ended June 30, 2011 was also $0.01 per share.

Six Months Ended June 30, 2012 and 2011

	For the six months ended June 30,
	2012	2011	Change
Revenues	$682,714	$1,081,412	$(398,698)
Cost of goods sold	335,989	555,812	(219,823)
Gross profit	346,725	525,600	(178,875)
Operating expenses	552,403	841,096	(288,693)
Other income (expense)	(266,621)	(267,292)	671
Net loss	$(472,299)	$(582,788)	$110,489

Revenues decreased during the six months ended June 30, 2012, to $682,714 from $1,081,412 for the six months ended June 30, 2011, a decrease of $398,698.  All of the revenues were generated from our specialized laboratory supplies and detector sales, as we are continuing to refine and commercialize the ultra low temperature freezer technologies.  Our largest distributor has reduced their sale of our products, removing a number of our products from their catalog. We are currently working to bring on additional distributors to expand the distribution channels for our products and recapture our market share in that market.  If the Company is successful in its efforts to bring on new and additional distribution channels it expects to see sales volumes increase by the end of the year.

It is not expected that the revenue shortfall for the first six months can be made up; therefore sales for the year 2012 will end lower than the 2011 sales.

With decreased sales during the reporting period, cost of goods decreased in the six months ending June 30, 2012, as compared to June 30, 2011 to $335,989 from $555,812, a decrease of $219,823. The gross profit   percentage increased to nearly 51% for the six months ended June 30, 2012, compared to 48% for the six months ended June 30, 2011.  While the gross profit percentage is dependent on the mix of product sales, we continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

Our continued focus on operating expenses resulted in a reduction of operating expenses in the current period.  This reduction is the result of cost reduction efforts implemented by management and an ongoing quest to gain additional operating efficiencies.  Operating expenses for the six months ended June 30, 2012 were $552,403, a decrease of $288,693 from the $841,096 in operating expenses recorded for the six month period ended June 30, 2011.  The decrease results primarily reductions in stock-based compensation and consulting fees.  Operating expenses for the remaining reporting periods in 2012 are expected to remain close to the expense levels shown for the period of this report.

The net loss for the six month period ended June 30, 2012 was $472,299, a $110,489 reduction from the $582,788 loss for the six month period ended June 30, 2011.  Management continues to look for opportunities to improve gross margins and reduce ongoing operating expenses in order to achieve profitability.

The net loss for the six months ended June 30, 2012 was $0.01 per share.  The net loss for the six months ended June 30, 2011 was $0.02 per share.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at June 30, 2012, were $279,641, with accounts receivable of $143,437 and inventory of $370,872, both net of provisions. To date we have relied on revenues and sales of equity and debt securities for our cash resources.   Our working capital deficit on June 30, 2012, was $3,924,587, due primarily to the $2,925,000 in outstanding debentures and $1,579,500 in accrued interest on those debentures.  Working capital on December 31, 2011 was a deficit of $3,596,125.  Subsequent to the end of the reporting period management was able to obtain the financing required to retire $3,401,125 of the outstanding debentures.  Additional funding is needed to commercialize the low temperature freezer and refrigeration technology.  There can be no assurance that funds will be available, or that terms of available funds will be acceptable to the Company.  The inability of the Company to obtain funding at acceptable terms could negatively impact its ability to execute its business plan.

For the six month period ended June 30, 2012, net cash used for operating activities was $59,189 which compares to $3,569 of net cash provided from operations six month period ended June 30, 2011.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  Future minimum lease payments under the operating lease at June 30, 2012 are $91,100 for that facility.  In addition, we have automobile leases with future minimum lease payments of $7,860.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not required

Item 4.   Controls and Procedures

The Company maintains (a) disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”)), and (b) internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the six months ended June 30, 2012.  Subscription funds from our Private Placement Memorandum were in escrow at June 30, 2012, but the funds had not been made available to the Company and the stock represented by those subscriptions has not been issued.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2012, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

As of June 30, 2012 the Company was in default on its Senior Secured Convertible Debenture.  The Company was unable to repay the debenture as demanded by the debenture holders.  The total amount under default was $2,300,000 plus a default principal of 30% or $690,000.  The total amount in default was $2,925,000 after $65,000 of the debentures and penalty were converted in September 2009.  Under the terms of the debenture the interest rate increases from 12% to 18% upon default.  The Company was not current on its interest payments.

In June 2012, management reached agreement with all but one of the debenture holders on a plan to settle the debentures held by them that are in default.  The settlement agreement was contingent upon the Company making a cash payment to them in the amount of $75,000 in full satisfaction of the indebtedness. Subsequent to the end of the reporting period the Company was successful in securing the required funding to enable it to fulfill the payment obligation under this agreement.

ITEM 4.  Mine Safety Disclosure

Not applicable.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a)

Exhibits.

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation	10-SB Registration Statement*
3.2	Articles of Amendment to Articles of Incorporation	10-SB Registration Statement*
3.3	By-Laws	10-SB Registration Statement*
3.4	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.5	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.6	Articles of Amendment	September 30, 2004 10-QSB Quarterly Report*
3.7	By-Laws Amendment	September 30, 2004 10-QSB Quarterly Report*
4.1	Debenture	8-K Current Report dated June 29, 2007*
4.2	Form of Purchasers Warrant	8-K Current Report dated June 29, 2007*
4.3	Registration Rights Agreement	8-K Current Report dated June 29, 2007*
4.4	Form of Placement Agreement	8-K Current Report dated June 29, 2007*
10.1	Securities Purchase Agreement	8-K Current Report dated June 29, 2007*
10.2	Placement Agent Agreement	8-K Current Report dated June 29, 2007*
14	Code of Ethics	December 31, 2003 10-KSB Annual Report*
21	Subsidiaries of the Company	December 31, 2004 10-KSB Annual Report*
31.1	302 Certification of Kim Boyce
31.2	302 Certification of Keith Merrell
32	906 Certification	16

Exhibits

Additional Exhibits Incorporated by Reference

*	Reflect California Reorganization	8-K Current Report dated December 31, 2003
*	JMST Acquisition	8-K Current Report dated April 4, 2006
*	Cryomastor Reorganization	8-K Current Report dated September 27, 2006
*	Image Labs Merger Agreement Signing	8-K Current Report dated November 15, 2006
*	All Temp Merger Agreement Signing	8-K Current Report dated November 17, 2006
*	All Temp Merger Agreement Closing	8-KA Current Report dated November 17, 2006
*	Image Labs Merger Agreement Closing	8-KA Current Report dated November 15, 2006

* Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reflect Scientific, Inc.

(Registrant)

Date:

August 13, 2012

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

August 13, 2012

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

August 13, 2012

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial

Officer

18