Form 10-Q
period 2012-09-30
REFLECT SCIENTIFIC INC
filed 2012-11-14
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Class

Outstanding as of November 14, 2012

45,813,634 shares of $0.01 par value common stock on November 14, 2012

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of September 30, 2012 and December 31, 2011

              5

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2012 and 2011

  7

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 2012 and 2011

  8

Notes to Condensed Consolidated Financial Statements

  9

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3:

Quantitative and Qualitative Disclosure about Market Risk

16

Item 4:  Controls and Procedures

 16

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

16

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3:

Defaults Upon Senior Securities

17

Item 4:  Mine Safety Disclosure

17

Item 5:  Other Information

17

Item 6:  Exhibits

18

Signatures

19

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2012

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	September 30, 2012	December 31, 2011

CURRENT ASSETS

Cash	$228,758	$346,697
Accounts receivable, net	144,499	143,278
Inventories	378,895	393,004
Prepaid assets	3,100	3,100

Total Current Assets	755,252	886,079

FIXED ASSETS, NET	12,044	19,242

OTHER ASSETS

Intangible assets, net	2,355,395	2,563,951
Goodwill	652,149	652,149
Deposits	3,100	3,100

Total Other Assets	3,010,644	3,219,200

TOTAL ASSETS	$3,777,940	$4,124,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	September 30, 2012	December 31, 2011

CURRENT LIABILITIES

Accounts payable	$77,247	$89,641
Short-term lines of credit	116,807	109,721
Convertible debenture	650,000	2,925,000
Interest payable	397,125	1,316,250
Customer deposits	-	4,829
Accrued expenses	-	12,363
Loan from related party	-	24,000
Income taxes payable	100	400

Total Current Liabilities	1,241,279	4,482,204

Total Liabilities	1,241,279	4,482,204

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 45,813,634 and 44,791,890 issued and outstanding, respectively	458,137	447,919
Additional paid in capital	17,880,724	17,810,045
Accumulated deficit	(15,802,200)	(18,615,647)

Total Shareholders’ Equity (Deficit)	2,536,661	(357,683)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$3,777,940	4,124,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES	$305,713	$481,325	$988,427	$1,562,737

COST OF GOODS SOLD	145,822	224,307	481,811	780,119

GROSS PROFIT	159,891	257,018	506,616	782,618

OPERATING EXPENSES
Salaries and wages	95,280	100,973	304,168	445,685
Rent expense	9,102	10,641	28,620	38,356
Research and development expense	19,466	14,281	29,297	21,537
General and administrative expense	154,820	183,712	468,986	645,125
Total Operating Expenses	278,668	309,607	831,071	1,150,703

OPERATING LOSS	(118,777)	(52,589)	(324,455)	(368,085)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	1
Interest expense – other	(1,852)	(1,946)	(3,223)	(5,989)
Interest on debentures	(22,500)	(131,625)	(287,750)	(394,875)
Gain on extinguishment of debt	3,428,875	-	3,428,875	-

Total Other Income (Expenses)	3,404,523	(133,571)	3,137,902	(400,863)

NET INCOME (LOSS) BEFORE TAXES	3,285,746	(186,160)	2,813,447	(768,948)

Income tax benefit (expense)	-	-	-	-

NET INCOME (LOSS)	$3,285,746	$(186,160)	$2,813,447	$(768,948)

INCOME (LOSS) PER SHARE - BASIC	$0.07	$(0.01)	$0.06	$(0.02)

INCOME (LOSS) PER SHARE - DILUTED	$0.07	$(0.01)	$0.06	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	45,702,575	44,711,890	45,098,787	40,862,732

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	45,702,575	44,711,890	45,098,787	40,862,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Nine Months Ended

September 30,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,813,447	$(768,948)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	7,198	25,105
Amortization	208,556	223,344
Stock-based compensation	-	153,426
Gain on extinguishment of debt	(3,428,875)	-
Common stock issued for services	5,897	94,577
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(1,221)	81,047
(Increase)/decrease in inventory	14,109	(69,102)
(Increase)/decrease in prepaid assets	-	(3,100)
Increase/(decrease) in accounts payable and accrued expenses	260,693	366,430
Increase/(decrease) in customer deposits	(4,829)	-
Net Cash (used by) provided from Operations	(125,025)	102,779

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash from Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	-	(7,930)
Increase in lines of credit	19,100	-
Payments made against lines of credit	(12,014)	(11,862)
Issuance of common stock for cash	75,000	-
Principal payments on debenture debt	(75,000)	-
Net Cash provided from (used by) Financing Activities	7,086	(19,792)

NET INCREASE (DECREASE) IN CASH	(117,939)	82,987
CASH AT BEGINNING OF PERIOD	346,697	242,136
CASH AT END OF PERIOD	$ 228,758	$325,123

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$3,223	$4,042
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2011 financial statements.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 2 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Utah on November 3, 1999. The Company was organized to engage in any lawful activity for which corporations may be organized under the Utah Revised Business Corporation Act.

NOTE 3 – GOING CONCERN

The Company is currently in default on the remainder of its issued and outstanding debentures (See note 4).  The Company has taken and will continue to take actions to reduce operating expenses and increase margins.  The measures taken have reduced the cash used for operations, but will not be sufficient to generate the cash required to retire the remaining debentures. While the Company is working diligently to secure funding to enable it to retire the remaining debenture obligations, there can be no assurance that such funding will be available.  The Company has also accumulated significant operating losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – DEFAULT ON CONVERTIBLE DEBENTURES

At December 31, 2011, the outstanding indebtedness for the debentures and penalty resulting from forfeiture was $2,925,000. Assuming all remaining debentures were converted, 1,000,000 shares of restricted common stock would be issued.  As a result of the default the debentures bear an 18% interest rate.

In June 2012, management reached agreement with the holders of $1,750,000 in debentures on a plan to settle the debentures held by them that are in default.  The settlement agreement provided that, upon the Company making a cash payment in the amount of $75,000, all indebtedness would be extinguished, which included the principal amount of $1,750,000, default penalties of $525,000 and accrued interest of $1,228,875.  It was also agreed that warrants exercisable for 43,749,999 shares of restricted common stock be extinguished in the settlement agreement. The Company made the $75,000 payment in compliance with the settlement agreement on July 10, 2012.  The Company recognized a net gain of $3,428,875 on the settlement agreement, which gain is reported in the financial statements for the three and nine months ended September 30, 2012.  The gain on the settlement represents $0.07 per share for the nine months ended September 30, 2012, basic and diluted.

The holder of the remaining debentures, which include principal of $500,000, default penalty of $150,000 and accrued interest of $397,125 is involved in bankruptcy proceedings in the Cayman Islands and the resolution of those debentures and related liabilities is undetermined.

Warrants were issued with the debentures as a part of the original debenture transaction.  There were 1,923,077 Series A debentures issued with an exercise price of $0.80 per share and 1,023,077 Series B debentures issued with an exercise price of $1,00 per share.  The debentures had an exercise term of five years from the June 29, 2007 date of issue.  None of the debentures were exercised and all issued and outstanding Series A and Series B warrants expired on June 29, 2012.

NOTE 5 – EQUITY TRANSACTIONS

The Company accepted subscriptions totaling $75,000 under a Private Placement Memorandum (“PPM”) to raise the funds to meet the agreed upon settlement described in Note 4.  A total of 937,500 shares of restricted common stock were issued to satisfy the subscription agreements.  All of the shares were subscribed to and issued at $0.08 per share.

The Company issued 84,244 shares of restricted common stock for professional services valued at $5,897, or $0.07 per share.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012 the Financial Accounting Standards Board issued a new accounting standard that simplifies the impairment test for indefinite-lived intangible assets, other than goodwill.  The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012.  The Company will adopt this accounting standard in the fourth quarter of 2012.  It does not anticipate that this adoption will have a significant impact on its financial position, results of operations or cash flow.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended September 30, 2012, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Plan of Operation and Business Growth

Our Company develops and sells specialty equipment and the related consumable products into life science laboratories, the pharmaceutical industry and the transportation industry.  The following provides an overview of the marketing plans for our commercialized products and the status of products under development.

Life Science Consumables:

Early in the fourth quarter of 2012, our first ever Life Science Consumables Catalog will be completed and distributed to over 800 distributors around the world.  In addition to consumables, we are highlighting our Life Science Ultra Low Temperature Freezers and UV Detectors in this catalog, enabling us to utilize this group of distributors to expand the sales of these capital equipment products.

Life Science and Medical Instruments:

We are nearing completion on two projects on instruments that we anticipate could have significant impact on our instrument sales.  The instruments are state of the art, competitively priced at $800 to $1,500 each, and could add sales of up to 600 additional instruments during the next 18 months.

Liquid Nitrogen Platform Technology:

CB40 Refrigerated Truck Cooling System

Progress continues to be made on our CB40 refrigerated truck cooling system.  This green technology cooling system provides an environmentally responsible cooling system alternative to trucking companies and conforms to new trucking regulations.  Additional benefits to the trucking industry include enabling them to carry more cargo weight while significantly reducing operating costs.  The CB40 will be beta tested during the first quarter of 2013, with an expected product launch date later in that year.  The units will sell for approximately $20,000 each.  There are currently in excess of 350,000 refrigerated trucks in the United States with an additional 35,000 new units produced each year.

T-150 Ultra Low Temperature Freezers

We are currently finalizing a floor plan design for a large pharmaceutical company that has indicated it will be purchasing freezers for their facility.  The anticipated order is expected to be received during the first quarter of 2013.  The freezer units sell for approximately $50,000 each.

Results of Operations

Three Months Ended September 30, 2012 and 2011

	For the three months ended September 30,
	2012	2011	Change
Revenues	$305,713	$481,325	$(175,612)
Cost of goods sold	145,822	224,307	(78,485)
Gross profit	159,891	257,018	(97,127)
Operating expenses	278,668	309,607	(30,939)
Other income (expense)	3,404,523	(133,571)	3,538,094
Net income (loss)	$3,285,746	$(186,160)	$3,471,906

Revenues decreased during the three months ended September 30, 2012, to $305,713 from $481,325 for the three months ended September 30, 2011, a decrease of $175,612.  All of the revenues were generated from our specialized laboratory supplies and detector sales.  We are continuing to refine and commercialize the ultra low temperature freezer technologies and our new detectors.  If the Company is successful in its efforts to bring on new distributors and distribution channels through our catalog, it expects to see sales volumes increase by the end of the year.

With decreased sales during the reporting period, cost of goods decreased in the quarter ending September 30, 2012, as compared to September 30, 2011 to $145,822 from $224,307, a decrease of $78,485. The gross profit percentage for the three month periods ended September 30, 2012 and 2011 was 52.3% and 53.4%, respectively.  While the gross profit percentage will fluctuate, depending on the mix of product sales, we feel our continuing strategy to actively work to obtain more favorable pricing from our current vendors in order to increase the margins realized on our product lines is delivering positive results.

Our continued focus on operating expenses resulted in a reduction of operating expenses in the current period.  This reduction is the result of cost reduction efforts implemented by management and an ongoing goal to gain additional operating efficiencies.  Operating expenses for the three months ended September 30, 2012 were $278,668, a decrease of $30,939 from the $309,607 in operating expenses recorded for the three month period ended September 30, 2011.  The decrease is primarily attributable to reductions in outside services, building rent, salaries and client relations.  Operating expenses for the remaining reporting period in 2012 are expected to remain close to the expense levels shown for the three month period of this report.

The gain of $3,428,875 realized on the extinguishment of debt provided a net income for the three month period ended September 2012 of $3,285,746, a $3,471,906 increase from the net loss of $186,160 loss for the three month period ended September 30, 2011.  While this one-time event generated a net income for the period, management continues to look for opportunities to improve gross margins and reduce ongoing operating expenses in order to achieve profitability.

The net income for the three months ended September 30, 2012 was $0.07 per share.  The net loss for the three months ended September 30, 2011 was also $0.01 per share.

Nine Months Ended September 30, 2012 and 2011

	For the nine months ended September 30,
	2012	2011	Change
Revenues	$988,427	$1,562,737	$(574,310)
Cost of goods sold	481,811	780,119	(298,308)
Gross profit	506,616	782,618	(276,002)
Operating expenses	831,071	1,150,703	(319,632)
Other income (expense)	3,137,902	(400,863)	3,538,765
Net income (loss)	$2,813,447	$(768,948)	$3,582,395

Revenues decreased during the nine months ended September 30, 2012, to $988,427 from $1,562,737 for the nine months ended September 30, 2011, a decrease of $574,310.  The decrease in revenue is in large part due to the loss of a major distributor in 2012.  All of the revenues during both 2012 and 2011 were generated from our specialized laboratory supplies and detector sales, as we are continuing to refine and commercialize the ultra low temperature freezer technologies.  It is not expected that the revenue shortfall for the first nine months will be reversed or be made up during the final three months of 2012; therefore sales for the year 2012 will end lower than the 2011 sales.

With decreased sales during the reporting period, cost of goods decreased in the nine months ended September 30, 2012, as compared to September 30, 2011 to $481,811 from $780,119, a decrease of $298,308. The gross profit percentage increased to 51.3% for the nine months ended September 30, 2012, compared to 50.1% for the nine months ended September 30, 2011.  While the gross profit percentage is dependent on the mix of product sales, we continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

Our focus on reducing operating expenses continues to deliver positive results, as a significant reduction of operating expenses is evidenced in the periods being compared.  This reduction is the result of cost reduction efforts implemented by management and our ongoing objective is to gain additional operating efficiencies.  Operating expenses for the nine months ended September 30, 2012 were $831,071, a decrease of $319,632 from the $1,150,703 in operating expenses recorded for the nine month period ended September 30, 2011.  The decrease results primarily reductions in stock-based compensation, investor relations, building rent and consulting fees.  Operating expenses for the remaining reporting period in 2012 are expected to remain close to the expense levels shown for the three month period reported above.

The gain realized on the extinguishment of debt provided net income of $2,813,447 for the nine month period ended September 30, 2012, a $3,582,395 improvement from the $768,948 loss for the nine month period ended September 30, 2011.  Management will continue to look for opportunities to improve gross margins and reduce ongoing operating expenses in order to sustain profitability.

The net income per share for the nine months ended September 30, 2012 was $0.06, basic and diluted. The net loss per share for the nine months ended September 30, 2011 was $0.02 per share, basic and diluted.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at September 30, 2012, were $228,758, with accounts receivable of $144,499 and inventory of $378,895, both net of provisions. To date we have relied on revenues and sales of equity and debt securities for our cash resources. Our working capital deficit on September 30, 2012, was $486,027, due primarily to the $650,000 in outstanding debentures and $397,125 in accrued interest on those debentures.  Working capital on December 31, 2011 was a deficit of $3,596,125.  During this reporting period management was able to obtain the $75,000 of financing required to retire $3,503,875 of the liabilities relating to the outstanding debentures.  Additional funding will be required to commercialize the low temperature freezer and refrigeration technology.  There can be no assurance that funds will be available, or that terms of available funds will be acceptable to the Company.  The inability of the Company to obtain funding at acceptable terms could negatively impact its ability to execute its business plan.

For the nine month period ended September 30, 2012, net cash used for operating activities was $125,025 which compares to $102,779 of net cash provided from operations nine month period ended September 30, 2011.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  Future minimum lease payments under the operating lease at September 30, 2012 are $80,600 for that facility.  In addition, we have automobile leases with future minimum lease payments of $5,895.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We accepted subscriptions totaling $75,000 under a Private Placement Memorandum (“PPM”) to raise the funds to meet the agreed upon settlement described in Note 4 to the financial statements.  A total of 937,500 shares of restricted common stock were issued to satisfy the subscription agreements.

The Company issued 84,244 shares of restricted common stock for professional services valued at $5,897, or $0.07 per share.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2012, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

In June 2012, management reached agreement with the holders of $1,750,000 in debentures on a plan to settle the debentures held by them that are in default.  The settlement agreement provided that, upon the Company making a cash payment in the amount of $75,000, all indebtedness would be extinguished, which included the principal amount of $1,750,000, default penalties of $525,000 and accrued interest of $1,228,875.  It was also agreed that warrants exercisable for 43,749,999 shares of restricted common stock be extinguished in the settlement agreement. We made the $75,000 payment in compliance with the settlement agreement on July 10, 2012.  We recognized a net gain of $3,428,875 on the settlement agreement, which gain is reported in the financial statements for the three and nine months ended September 30, 2012.

The holder of the remaining debentures, which include principal of $500,000, default penalty of $150,000 and accrued interest of $397,125 is involved in bankruptcy proceedings in the Cayman Islands and the resolution of those debentures and related liabilities is undetermined.

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

Reflect Scientific, Inc.

(Registrant)

Date:

November 14, 2012

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

November 14, 2012

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

November 14, 2012

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial

Officer