Form 10-K
period 2012-12-31
REFLECT SCIENTIFIC INC
filed 2013-04-01
CIK 1103090

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes  [   ]     No  [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X]  No [  ]    (2) Yes [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No  [X ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐

Smaller reporting company ☒

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

State Issuer’s revenues for its most recent fiscal year:  December 31, 2012 - $1,329,054.

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

There are approximately 24,629,384 shares of common voting stock of the Registrant held by non-affiliates, and based upon the average bid and asked prices of our common stock on June 29, 2012 of $0.08, as reported by the OTC Bulletin Board of the National Association of Securities Dealers, Inc., the aggregate market value of our common stock held by non-affiliates was approximately $1,970,351.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Past Five Years

None; not applicable.

Outstanding Shares

As of March 29, 2013, the Registrant had 47,213,634 shares of common stock outstanding.

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

   22

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

On November 29, 2005, we announced the execution of a Letter of Intent to acquire Cryomastor Corporation, a California corporation (“Cryomastor” [sometimes called “Cryometrix,” its amended name]).

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

In June 2012, management reached agreement with all but one of the debenture holders on a plan to settle the debentures held by them that are in default.  The settlement agreement was contingent upon the Company making a cash payment to them in the amount of $75,000 in full satisfaction of the indebtedness.  In exchange for the $75,000 payment, the debenture holder would cancel the debentures, penalty, interest and warrants. The Company made the agreed upon payment on July 10, 2012.  Under the terms of the agreement all indebtedness was extinguished, which included the principal amount of $1,750,000, default penalties of $525,000 and accrued interest of $1,204,875.  The related warrants were also extinguished by the settlement agreement. The Company recognized a gain on extinguishment of debt of $3,428,875 on the settlement agreement.  All remaining unexercised warrants expired on June 29, 2012.

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

Cryometrix Freezers

Our Cryometrix ultra low temperature freezers are, we believe, a technological breakthrough that provides energy savings and other critically important benefits to cryo-storage customers in the Life Science related industries.  Ultra low temperature freezers are used in multiple industries for the storage of everything from blood to cancer vaccines.  These types of freezers are used by hospitals and biotechnology research facilities.

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

▪

Much larger storage volume per area of floor space occupied – reduced facilities cost

▪

Reliable and essentially maintenance free, further lowering cost of ownership

▪

Environmental issues related to pollution using the current refrigerated trailer (“reefer”) technology

We believe existing mechanical freezers are outdated and our freezers to be the desired technology to which the industry will move, providing us the opportunity to gain a significant market share in this large market.

The adaptation of the freezer technology to reefers for transporting perishable items opens a significant new market.  Trailers can easily be retrofit with the Cryogenix unit, which operates pollutant free, more efficiently, and at a cost savings compared to the diesel powered units currently used.  The reefer market is a $1 billion market.  The non-polluting Cryogenix unit provides significant benefits over any other unit currently marketed.

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

Cryomastor ultra low temperature freezers – 2 patents issued

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

Research and Development Costs During the Last Two Fiscal Years

During the year ended December 31, 2012, we expended $35,945 for research and development.  During the year ended December 31, 2011, we expended $33,170 for research and development.  The majority of the research and development on our products is performed by independent contractors who have been enhancing technologies, primarily on the reefer unit and the detectors.  We expect research and development cost to increase in the future with the development work required to commercialize our Cryometrix freezers.

Employees

As of March 29, 2013, subsequent to the balance sheet date, we had 7 employees on a full-time basis and 3 part time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

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

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities.

Market Information

Since July 6, 2005, our common stock has been listed under the symbol “RSCF” on the OTCBB.  Prior to July 6, 2005, our stock traded under the symbol “COLH” since its initial listing on May 24, 2001.  The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2012, 2011 and 2010. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	2012		2011		2010
	High	Low	High	Low	High	Low

Quarter ended December 31	$ 0.09	$0.07	$0.15	$0.07	$0.09	$0.05
Quarter ended September 30	$ 0.10	$0.06	$0.19	$0.10	$0.09	$0.03
Quarter ended June 30	$ 0.08	$0.07	$0.14	$0.06	$0.13	$0.04
Quarter ended March 31	$ 0.09	$0.06	$0.07	$0.05	$0.20	$0.11

As of March 28, 2013, there were 47,213,634 shares of our common stock outstanding.  On March 28, 2013, the high and low bid price for our common stock was $0.07 and $0.07, respectively.

Holders

The number of record holders of our common stock as of March 29, 2013, was approximately 141; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

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

During the year ended December 31, 2012 we issued 2,421,744 shares of common stock.  Of this amount, 1,400,000 shares were issued to consultants, 937,500 shares were issued in a private placement, and 84,244 shares were issued for professional services.

During the year ended December 31, 2011 we issued a net of 10,960,000 shares of common stock.  Of this amount, 3,100,000 shares were issued to a consultant for services, 7,800,000 shares were issued to an employee, 360,000 shares were issued for services from an investor relations firm, and 300,000 shares of stock issued in the acquisition of Image Labs were returned and cancelled, resulting in the net new issuance of 10,960,000 shares in 2011.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2012, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any of our affiliates during the year ended December 31, 2012.

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

Critical Accounting Policies and Estimates

Reflect Scientific’s accounting policies are more fully described in Note 2 of the consolidated financial statements.  As discussed in Note 2, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  Reflect Scientific believes that the following addresses Reflect Scientific’s most critical accounting policies.  There have been no significant changes during the year ended December 31, 2012.

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

Overview

The year ended December 31, 2012 has been a difficult year for the Company, with revenue declining by 33%.  Historically, significant portions of our revenue came from the manufacture and sale of capital equipment, such as freezers and detectors, purchased by our customers.  The past few years, economic uncertainty has caused many of these customers to defer, significantly reduce, or eliminate altogether their capital budget spending.  The reduced level of capital spending had a significant impact on our sales for 2012.  While we were able to raise enough capital to retire a significant part of our debentures that were in default, capital markets have remained tight, with the result that we were unable to secure sufficient funding with which to retire all of our debentures which matured June 30, 2009, and we remain in default on $650,000 of that indebtedness.  Due to the declining revenue of the past two years and the default status on our debentures, our accountants have expressed substantial doubt about our ability to continue as a going concern.

The Company focused its resources during 2012 to the finalization of development work on a new line of detectors and the continuation of work on the cooling unit for refrigerated trucks.  Our new detector is near ready for beta testing to begin and we have received the pressure tanks for our prototype refrigerated truck unit.  Commercialization of both of these products will provide the opportunity for the Company to expand its share of the detector market and make entry into the refrigerated truck market.

The Company has been proactive in making those business decisions which it believes will enable it to carry out its business plan. Significant cost reduction measures have been implemented, unprofitable subsidiaries divested, facilities consolidated and personnel reductions made.  We reached a settlement agreement with the majority holder of our debentures whereby, upon the payment of a portion of the principal, the remaining principal and penalty amount were forgiven and the warrants were extinguished.  We cannot assure that financing will be made available.  If we are unable to secure financing, our ability to proceed with and implement our intended business plan will be negatively impacted.

Financial Position

The table below presents a summary of our consolidated balance sheets at December 31, 2012 and 2011:

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended Dec. 31, 2012	Year ended Dec 31, 2011	Increase (Decrease)
Cash and cash equivalents	$ 260,575	$ 346,697	$ (86,122)
Total current assets	871,668	886,079	(14,411)
Total assets	1,322,634	4,124,521	(2,801,887)
Total current liabilities	1,286,503	4,482,204	(3,195,701)
Accumulated deficit	(18,414,730)	(18,615,647)	200,917
Total stockholders’ equity (deficit)	$ 36,131	$ (357,683)	$ 393,814

We had $260,575 in cash as of December 31, 2012, a decrease of $86,122 from December 31, 2011.  We had a working capital deficit of $414,835 at December 31, 2012, compared to working capital deficit of $3,596,125 at December 31, 2011.

Contractual Obligations

The Company leases office/warehouse space in Utah.  In addition, it has a lease on a vehicle.  The following summarizes future minimum lease payments under the operating leases at December 31, 2012:

Year Ending                            Minimum

                         December 31,                       Lease Payments

                               2013                                  $   42,030

                               2014                                       34,100

                                                                       $     76,130

Results of Operations

December 31, 2012 and 2011

The following table summarizes revenue, cost of goods sold, and operating expenses for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase (Decrease)
Revenue	$1,329,054	$1,987,340	$(658,286)
Cost of Goods Sold	617,780	989,449	(371,669)
Gross Profit	711,274	997,891	(286,617)

Salaries and wages	398,285	584,476	(186,191)
Rent expense	38,032	54,217	(16,185)
Research and development expense	35,945	33,170	2,775
General and administrative expense	651,367	924,957	(273,590)
Impairment on intangible assets	2,173,550	100,233	2,073,317
Impairment on goodwill	326,254	-	326,254
Loss on asset disposal	-	7,760	(7,760)
Total operating expenses	3,623,433	1,704,813	1,918,620

Loss from operations	(2,912,159)	(706,922)	(2,205,237)

Net income (loss)	$200,917	$(1,186,975)	$1,387,892

Our core business of specialty lab supplies and detector supplies decreased 33% to $1,329,054 in 2012 from the $1,987,340 in 2011.  During the fourth quarter of 2012 we finished our product catalog and began distributing that to targeted distributors in 2013.  It is anticipated that new distributors will be attracted to our products and that 2013 will see a reversal of the revenue declines experienced in 2012 and 2011.

Our cost of goods sold decreased in the period ending December 31, 2012, as compared to December 31, 2011, due primarily to the reduced levels of sales.  The percentage on gross margins increased to 54% in 2012, a 4% increase over the 50% margin realized in 2011.  Despite an increasingly competitive sales environment, we have been able to increase gross margin through reduction of our expenses and through working with vendors to obtain more favorable costing.  Our gross margin percent is also influenced by the sales mix, with the detectors and detector supplies carrying higher gross margins than the more generic lab supplies.

Salaries and wages decreased $186,191 in 2012 as compared to 2011.  Salary and wage reductions were implemented early in 2012 for all employees as management reacted quickly to the reduction in sales volumes.

General and administrative expenses decreased to $651,367 during the year ended December 31, 2012, from $924,957 during the year ended December 31, 2011. This decrease is primarily attributable to a $177,392 decrease in consulting fees incurred during 2012.  Expense levels going forward are expected to remain near the levels experienced in 2012.

At the end of 2012 we performed an evaluation of our intangible assets and goodwill for impairment.  During 2012 we made a decision to abandon pursuit of the computer room cooling business and focus our efforts on the freezers technology for the pharmaceutical and laboratory business and the cooling system for refrigerated truck trailers.  The purchase price paid at the time Cryometrix was acquired exceeded the value of the assets, resulting in the recording of goodwill.  With the change in market focus, we determined it likely that the value assigned to the trade secrets and customer lists to be utilized in the computer room cooling market were impaired and that the extent of the impairment could be of such significance that goodwill would also be impaired.  We conducted applicable valuations regarding our intangible assets and goodwill in accordance with accounting requirements utilizing acceptable valuation methodologies, including discounted cash flows, market approach analyses, and other relevant valuation methodologies, as necessary.  We therefore have recorded a non-cash impairment charge of $2,173,550 on intangible assets and $326,254 on goodwill for the year ended December 31, 2012.  A non-cash impairment charge of $100,233 was recorded at December 31, 2011 as a result of the impairment analysis conducted.

Due to the impairment charges of $2,499,804 our operating loss increased to $2,912,159 in 2012 from $706,922 for the year ended December 31, 2011.  Due to the $3,428,875 gain on the extinguishment of debt from the retirement of debentures, we generated a net income of $200,917 in 2012 compared to a net loss of $1,186,975 in 2011.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at December 31, 2012, were $260,575, with accounts receivable of $139,932 and inventory of $365,394. As a result of the decreases in cash, accounts receivable, inventories, debentures and interest payable on the debentures, we reduced our negative working capital to $414,835 at December 31, 2012.  This compares to negative working capital of $3,596,125 at December 31, 2011.  We remain in default on the remaining debentures and will require additional financing to enable the retirement of that debt.

In 2012, net cash required to fund operating activities was $91,114 as compared to net cash provided from operations of $130,279 in 2011. We are hopeful that in 2013, with the benefit of continued cost reductions, we will be able to reduce the amount of cash required to fund our operations.

We will continue to focus our efforts on our core business activities while pursuing capital resources and evaluating potential future acquisitions which fit within and enhance our core business.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  Future minimum lease payments under the operating lease at December 31, 2012 are $71,300 for this facility.  In addition, we have one automobile lease with future minimum lease payments of $3,930.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Business Experience

Kim Boyce - CEO, Director

Mr. Boyce, 58, is the founder of Reflect Scientific and serves as President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Boyce has over thirty years of experience in manufacturing, sales, distribution and management of scientific products related to companies in the chemical analysis, semiconductor fabrication and optics industries. His responsibilities have included serving as a Western Regional Sales Manager, OEM Special Accounts Manager, Plant Operations Manager and various other senior management positions within these industries.

Thomas Tait - Vice President, Secretary, Director

Mr. Tait, 56, serves as Vice President. Mr. Tait brings experience with accelerated product development, “lean” process management tools, strategic market analysis, and acquisition integration.  Mr. Tait joined us from Danaher Company where he was a Business Manager over a $120 million in sales product line. Prior assignments have included General Manager of HyperQuan Inc., Product Manager J&W Scientific and Project Manager Varian Inc. He also co-founded ChiraTech Inc, a high technology Company that was sold to Thermo Electron Corporation. Mr. Tait holds an MBA in Technology Management from the University of Phoenix and a BS in Chemistry from Clarkson University. He also holds patents in Optics and MEMS technologies.

William G. Moon, Director

Mr. Moon, 63, has over 30 years experience in startup and engineering related companies.  His leadership experience includes assisting in the formation of what became the world’s largest disk drive company, Quantum Corporation, with over 10,000 employees.  He was Principal Engineer and Vice President of Engineering for over twenty years, during which time he co-designed numerous standard-setting disk drives.  During that time, he was a co-founder of a wholly owned Quantum subsidiary, Plus Development, and was key in the invention of the Hardcard, the first hard drive on a plug-in card.  He helped create a partnership with Panasonic for the world’s first totally automated disk drive assembly plant in Japan, producing over 100 million disk drives.  Prior to that, Mr. Moon designed memory products at Hewlett Packard Labs in their Disk Memory Division.  Over the past five years Mr. Moon has served as technical advisor to several companies and has sat on several boards.

Keith Merrell - Chief Financial Officer / Treasurer

Mr. Merrell, 67, serves as our Chief Financial Officer, Treasurer and General Manager.  Mr. Merrell draws on over 30 years of accounting experience to manage all of our accounting functions and to interface with our independent public accountants.  He spent two years in the field of public accounting, and served as Chief Financial Officer or Controller of five companies prior to joining us.  His business career also includes extensive experience in management, sales and marketing, consulting, and merger and acquisition work. He also serves as Chief Financial Officer of GeNOsys, Inc., which is also a public company.  He graduated from Arizona State University with a B.S. degree in Accounting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires that our executive officers and directors and persons who beneficially own more than 10% of our common stock, file initial reports of stock ownership and reports of changes in stock ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% owners are required by applicable regulations to furnish our Company with copies of all Section 16(a) forms that they file.  Based solely on a review of the copies of such forms furnished to us or written representations from certain persons, we believe that during our calendar year ended December 31, 2012, all filing requirements applicable to our officers, directors and 10% stockholders were met by such persons.

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Com- pensation($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation($) (i)	Total Earnings ($) (j)

Kim Boyce CEO & Director	12/31/12 12/31/11 12/31/10	$101,921 $109,038 $105,000	0 0 0	0 195,098 0	0 0 0	0 0 0	0 0 0	0 0 0	$101,921 $304,136 $105,000

Tom Tait VP & Director	12/31/12 12/31/11 12/31/10	$60,379 $72,287 $70,000	0 0 0	0 0 0	0 0 $16,600	0 0 0	0 0 0	0 0 0	$60,379 $72,287 $86,600
Keith Merrell, CFO	12/31/12 12/31/11 12/31/10	$35,333 $40,000 $40,000	0 0 0	0 0 $3,500	0 0 0	0 0 0	0 0 0	0 0 0	$35,333 $40,000 $43,500

Outstanding Equity Awards

At December 31, 2012, there are no outstanding equity awards.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

None	None	None	None	None	None	None	None

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 29, 2013, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Reflect Scientific to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of Reflect Scientific and all executive officers and directors of Reflect Scientific as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

All percentages are calculated based upon a total number of 47,213,634 shares of common stock outstanding as of March 29, 2013, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

		Amount and Nature of	Percentage of Outstanding
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	Common stock

	Principal Shareholders

Common Stock	Kim Boyce 1270 South 1380 West Orem, Utah 84058	24,068,250	50.98%

	Officers and Directors

Common Stock	Kim Boyce	24,068,250	50.98%
Common Stock	Tom Tait	361,000	0.76%
Common Stock	Keith Merrell (1)	75,000	0.16%
Common Stock	William Moon.	250,000	0 .53%
	All directors and executive officers of the Company as a group (Five individuals)	22,584,250 ========	52.43% ======

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

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

In November and December 2012, the son of the Company president had advanced $40,000 in funding in the form of interest bearing notes to the Company.  The notes bear interest at the rate of 7.75% per annum with the interest paid monthly.  The notes are demand notes, with the principal and any unpaid interest payable upon seven days written notice from the note holder.

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

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2012 and 2011:

Fee Category	2012	2011
Audit Fees	$37,200	$43,354
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$37,200	$43,354

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

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 15. Exhibits

Exhibits

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation	10-SB Registration Statement*
3.2	Articles of Amendment to Articles of Incorporation	10-SB Registration Statement*
3.3	By-Laws	10-SB Registration Statement*
3.4	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.5	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.6	Articles of Amendment	September 30, 2004 10-QSB Quarterly Report*
3.7	By-Laws Amendment	September 30, 2004 10-QSB Quarterly Report*
4.1	Debenture	8-K Current Report dated June 29, 2008*
4.2	Form of Purchasers Warrant	8-K Current Report dated June 29, 2008*
4.3	Registration Rights Agreement	8-K Current Report dated June 29, 2008*
4.4	Form of Placement Agreement	8-K Current Report dated June 29, 2008*
10.1	Securities Purchase Agreement	8-K Current Report dated June 29, 2008*
10.2	Placement Agent Agreement	8-K Current Report dated June 29, 2008*
10.3	JMST Purchase Agreement	8-k Current Report dated April 4, 2006*
10.4	Cryomastor Merger Agreement	8-K Current Report dated April 19, 2006*
10.5	Image Labs Merger Agreement	8-K Current Report dated November 15, 2006*
10.6	All Temp Merger Agreement	8-K Current Report dated November 17, 2006*
14	Code of Ethics	December 31, 2003 10-K Annual Report*
21	Subsidiaries of the Company	December 31, 2006 10-K Annual Report*
31.1	302 Certification of Kim Boyce	This Filing
31.2	302 Certification of Keith Merrell	This Filing
32	906 Certifications	This Filing

* Previously filed with the Securities and Exchange Commission in the form indicated and incorporated by reference

Additional Exhibits Incorporated by Reference

*	Reflect California Reorganization	8-K Current Report dated December 31, 2003
*	JMST Acquisition	8-K Current Report dated April 4, 2006
*	Cryomastor Reorganization	8-K Current Report dated June 27, 2006
*	Image Labs Merger Agreement Signing	8-K Current Report dated November 15, 2006
*	All Temp Merger Agreement Signing	8-K Current Report dated November 17, 2006
*	All Temp Merger Agreement Closing	8-KA Current Report dated November 17, 2006
*	Image Labs Merger Agreement Closing	8-KA Current Report dated November 15, 2006
*	Debenture Placement	8-K Current Reported dated

* Previously filed and incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REFLECT SCIENTIFIC, INC.

Date:	04/01/2013	By:	/s/Kim Boyce
Kim Boyce, Chief Executive Officer and Director

Date:	04/01/2013	By:	/s/Keith Merrell
Keith Merrell, Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	04/01/2013	By:	/s/Kim Boyce
Kim Boyce, CEO and Director

Date:	04/01/2013	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	04/01/2013	By:	/s/William Moon
William Moon, Director

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

C O N T E N T S

Report of Independent Registered Public Accounting Firm

26

Consolidated Balance Sheets

 27 - 28

Consolidated Statements of Operations

 29

Consolidated Statements of Shareholders’ Equity (Deficit)

 30

Consolidated Statements of Cash Flows

 31

Notes to the Consolidated Financial Statements

 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Reflect Scientific, Inc. and Subsidiaries

Orem, Utah

We have audited the accompanying consolidated balance sheets of Reflect Scientific, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reflect Scientific, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 1, 2013

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31, 2012	December 31, 2011

CURRENT ASSETS

Cash	$260,575	$346,697
Accounts receivable, net	139,932	143,278
Inventory, net	365,394	393,004
Prepaid assets	105,767	3,100

Total Current Assets	871,668	886,079

FIXED ASSETS, NET	9,645	19,242

OTHER ASSETS

Intangible assets, net	112,326	2,563,951
Goodwill	325,895	652,149
Deposits	3,100	3,100

Total Other Assets	441,321	3,219,200

TOTAL ASSETS	$1,322,634	$4,124,521

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheet (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	December 31, 2012	December 31, 2011

CURRENT LIABILITIES

Accounts payable	$90,984	$89,641
Short-term lines of credit	74,713	109,721
Convertible debenture	650,000	2,925,000
Interest payable	419,625	1,316,250
Customer deposits	0	4,829
Accrued expenses	11,081	12,363
Loan from related party	40,000	24,000
Income taxes payable	100	400

Total Current Liabilities	1,286,503	4,482,204

Total Liabilities	1,286,503	4,482,204

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 per value, authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 47,213,634 and 44,791,890 shares issued and outstanding respectively	472,136	447,919
Additional paid in capital	17,978,725	17,810,045
Accumulated deficit	(18,414,730)	(18,615,647)

Total Shareholders’ Equity (Deficit)	36,131	(357,683)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,322,634	$4,124,521

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2012	2011

REVENUES	$1,329,054	$1,987,340

COST OF GOODS SOLD	617,780	989,449

GROSS PROFIT	711,274	997,891

OPERATING EXPENSES
Salaries and wages	398,285	584,476
Rent expense	38,032	54,217
Research and development expense	35,945	33,170
General and administrative expense	651,367	924,957
Impairment on intangible assets	2,173,550	100,233
Impairment on goodwill	326,254	-
Loss on disposal of assets	-	7,760
Total Operating Expenses	3,623,433	1,704,813

OPERATING LOSS	(2,912,159)	(706,922)

OTHER INCOME (EXPENSE)
Other income	-	1
Interest expense	(315,799)	(534,460)
Gain on extinguishment of debt	3,428,875	54,406

Total Other Expenses	3,113,076	(480,053)

NET INCOME (LOSS) BEFORE INCOME TAX EXPENSE	200,917	(1,186,975)

Income tax expense	-	-

NET INCOME (LOSS)	$200,917	$(1,186,975)

NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$0.00	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	45,409,379	41,866,027

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

                                                                     Preferred Stock              Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2010	-	$ -	33,831,890	$ 338,319	$17,537,413	$(17,428,672)	$447,060
Common stock returned pursuant to agreement	-	-	(300,000)	(3,000)	3,000	-	-
Common stock issued for consulting services	-	-	3,460,000	34,600	152,534	-	187,134
Common stock issued to employee	-	-	7,800,000	78,000	117,098	-	195,098
Net loss for the year ended December 31, 2011	-	-	-	-	-	(1,186,975)	(1,186,975)
Balance, December 31, 2011	-	-	44,791,890	447,919	17,810,045	(18,615,647)	(357,683)
Common stock issued through PPM	-	-	937,500	9,375	65,625	-	75,000
Common stock issued for consulting services	-	-	1,484,244	14,842	103,055	-	117,897
Net income for the year ended December 31, 2012	-	-	-	-	-	200,917	200,917
Balance, December 31, 2012	-	$ -	47,213,634	$ 472,136	$17,978,725	$(18,414,730)	$36,131

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$200,917	$(1,186,975)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	9,597	33,260
Amortization	278,076	297,792
Stock based compensation	-	195,098
Common stock issued for services/interest	117,897	187,134
Loss on disposal of assets	-	7,760
Impairment of long-lived assets	2,173,550	100,233
Impairment of goodwill	326,254	-
Gain on extinguishment of debt	(3,428,875)	(54,406)
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	3,346	99,891
(Increase) / decrease in inventory	27,610	(16,253)
(Increase) / decrease in prepaid asset	(102,667)	4,679
Increase / (decrease) in accounts payable and accrued expenses	(5,069)	(64,434)
Increase / (decrease) in interest payable	308,250	526,500
Net Cash from Operating Activities	(91,114)	130,279

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds (payments) from sale of fixed assets	-	-
Net Cash from Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	-	(9,715)
Payments made against lines of credit	(35,008)	(16,003)
Issuance of common stock for cash	75,000	-
Principal payments on debenture debt	(75,000)	-
Proceeds from Related Party Note	40,000	-
Net Cash from Financing Activities	4,992	(25,718)

NET INCREASE (DECREASE) IN CASH	(86,122)	104,561

CASH AT BEGINNING OF PERIOD	346,697	242,136

CASH AT END OF PERIOD	$260,575	$346,697

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$5,549	$7,960
Income taxes	$-	$400

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

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

Cryometrix

The Company’s Cryometrix ultra low temperature freezers have technologies that provide energy savings and other critically important benefits to cryo-storage customers in the Life Science related industries.  Ultra low temperature freezers are used in multiple industries for the storage of everything from blood to cancer vaccines.  These types of freezers are used by companies such as hospitals and biotechnology research facilities.  The adaptation of the freezer technology to refrigeration systems used on trailers (“reefers”) for transporting perishable items opens a significant new market.  Trailers can easily be retrofit with the Cryogenix unit, which provides pollutant free and more efficient operations at a cost savings compared to the diesel powered units currently used.  The non-polluting Cryogenix unit provides significant benefits over any other unit currently marketed.

Julie Martin Scientific Technology (“JMST”)

The Company manufactures and sells a line of chemical detectors which have broad application in research facilities and laboratories.  The detectors have a price advantage over competitive products, making them affordable for use in laboratories at educational institutions.  The sale of chemical detectors also generates follow on sales of consumable supplies.

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

The Company charged $0 to bad debt expense for the years ended December 31, 2012 and 2011. An analysis of the allowance for doubtful accounts balance at December 31, 2012 determined that no change was required from the $18,714 reserve at December 31, 2011.

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

g. Inventory

Inventories are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for the imaging and inspection systems which it builds, and other scientific items.

h. Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $22,336 and $21,895 of advertising expense during the years ended December 31, 2012, and 2011, respectively.

i. Newly Issued Accounting Pronouncements

Simplified Testing of Impairment – In July 2012 the FASB issued a new accounting standard that simplifies the impairment test for indefinite-lived intangible assets, other than goodwill.  The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012.  The Company early adopted this accounting standard in the fourth quarter of 2012, and adoption did not have a material impact.

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

j. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended December 31,
	2012	2011
Net income (loss) (numerator)	$200,917	$(1,186,975)
Shares (denominator)	45,409,379	41,866,027
Net income (loss) per share amount	$0.00	$(0.03)

As of December 31, 2012 the Company had no shares of outstanding common stock equivalents.  At December 31, 2011 the Company had 4,151,895 shares of outstanding common stock equivalents, but they were not included in the calculation of the net loss per common share, as the conversion price exceeded the average market price for the year.  This would cause them to be anti-dilutive.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2012 and 2011, it did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2012 and 2011 relating to unrecognized benefits.

m. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, which include Cryometrix (previously Cryomastor).  All subsidiaries are wholly owned.  All material intercompany accounts and transactions are eliminated in consolidation.

n. Research and development expense

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standard Codification Topic 730 “Research and Development".  Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company had $35,945 and $33,170 in research and product development for the years ended December 31, 2012 and 2011, respectively.

o.  Stock Based Compensation

The Company applies the provisions of FASB ASC Topic 718 “Stock Based Compensation” which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements.

p.  Intangible Assets

Intangible assets include trademarks, trade secrets, patents, customer lists and goodwill acquired through acquisition of subsidiaries.  The patents have been registered with the United States Patent and Trademarks Office.  The costs of obtaining patents are capitalized as incurred.  Intangibles, except for goodwill, are amortized over their estimated useful lives.  The Company regularly evaluates whether events or circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary. See Note 13 for information regarding the impairment of definite-lived intangibles and long-lived assets during the years ended December 31, 2012 and 2011.

q.  Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is tested for impairment, at a reporting unit level, annually and when events and circumstances warrant an evaluation. The Company evaluates goodwill on an annual basis, as of the end of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment. In making this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, business trends and market conditions. See Note 13 for information regarding the impairment of goodwill for the years ended December 31, 2012 and 2011.

r.  Reclassifications

Certain immaterial reclassifications have been made to the cash flow statement for the year ended December 31, 2011, to conform to the 2012 presentation.

NOTE 3   GOING CONCERN

The Company is currently in default on the remainder of its issued and outstanding debentures.  While the Company worked diligently to secure funding to enable it to retire the majority of the debenture obligations, there can be no assurance that funding will be available to retire the remainder of the outstanding debentures and, if funds are available, that the terms will be favorable to the Company.  The Company also continues to accumulate significant operating losses.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has taken a number of actions to reduce expenses. Management is seeking additional funding through the capital markets to facilitate the settlement of the remaining debentures, as well as to provide operating capital for its operations. However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 4 -

FIXED ASSETS

Fixed assets and related depreciation for the period are as follows:

	December 31, 2012	December 31, 2011
Machinery and equipment	$162,460	$162,460
Furniture and fixtures	2,697	2,697
Computer and office equipment	2,390	2,390
Leasehold improvements	10,164	10,164
Accumulated depreciation	(168,066)	(158,469)

Total Fixed Assets	$9,645	$19,242

Depreciation expense for the years ended December 31, 2012, and 2011, was $9,595 and $33,260, respectively.

NOTE 5 -

INVENTORIES

Inventory consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Raw materials	$118,661	$118,661
Finished goods	246,733	274,343

Total Inventory	$365,394	$393,004

NOTE 6-

COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases its office and warehouse space under a non-cancelable lease agreement accounted for as operating leases.  The Company also leases an automobile under similar non-cancelable lease agreement, which is also accounted for as an operating lease.

Building Lease - Orem, Utah: The Company leases a manufacturing and office facility with 6,000 square feet of space.  We lease this facility at $3,200 per month through August 31, 2012, at which time the lease changed to $3,100 per month to the expiration  of the lease on November 30, 2014.

Rent expense was $38,032 and $54,217 for the years ended December 31, 2012, and 2011, respectively.

Automobile Lease – The Company currently leases one vehicle with a monthly lease payment of $655 per month.  The automobile lease expires on September 30, 2013.  A second vehicle leased for $291 per month had a lease expiration date of September 3, 2011, at which time the vehicle was returned.

Automobile lease expense was $7,860 and $7,860 for the years ended December 31, 2012, and 2011, respectively.

Minimum rental payments under the non-cancelable operating leases are as follows:

Years ending December 31,	Amount
2013	$42,030
2014	34,100
Thereafter	-

$76,130

NOTE 7 -

PREFERRED STOCK

In November 2004 the Company amended its Articles of Incorporation so as to authorize 5,000,000 shares of preferred stock. Of this total, 750,000 shares have been designated as “Series A Convertible Preferred Stock”. As of December 31, 2012 and 2011, no shares of the preferred stock are issued and outstanding.

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

NOTE 8 -

COMMON STOCK TRANSACTIONS

During the years ended December 31, 2012 and 2011, the following stock transactions occurred:

•

In September 2012, 937,500 shares of restricted common stock were sold in a private placement at $0.08 per share.  The proceeds of $75,000 were used to make payment on the settlement agreement to retire the majority of the debentures, penalty, interest and warrants.

•

In September 2012, 84,244 shares of restricted common stock were issued to business consultants for services provided.

•

In November 2012, 1,400,000 shares of restricted common stock were issued in payment for consulting and investor relations services to be received from December 1, 2012 through November 30, 2013.  The unearned value of the stock was included in prepaid assets at December 31, 2012, and will be amortized over the remaining life of the agreement.

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

NOTE 9 -

CONCENTRATIONS OF RISK

Cash in Excess of Federally Insured Amount

The Company, during the years ended December 31, 2012 and 2011, did not maintain a cash balance at a single financial institution in excess of the federally insured maximum of $250,000.

Sales and Accounts Receivable

The Company has three major customers who represent a significant portion of revenue.  These three customers represented 65% of total sales revenue for the year ended December 31, 2012.  At December 31, 2012, accounts receivable balances from these three customers represent 72% of the total receivables.  The Company has strong relationships with each of these customers and does not believe this concentration poses a significant risk due to those long-term relationships and uniqueness of the products they purchase from the Company.

NOTE 10 -

LINE OF CREDIT

The Company has a credit line with a commercial bank of $100,000 secured by its inventory and accounts receivable bearing a variable interest rate, which was 5.50% as of the balance sheet date, and automatically renews so long as the Company is in compliance with the loan covenants. As of December 31, 2012, there was a balance due on the line in the amount of $71,688.

The Company has an additional credit line with a different commercial bank of $50,000 secured by its inventory and accounts receivable bearing a fixed interest rate, which was 7.75% as of the balance sheet date, and automatically renews so long as the Company is in compliance with the loan covenants. As of December 31, 2012, there was a balance due on the line in the amount of $3,025.

NOTE 11 – CONVERTIBLE DEBENTURES AND WARRANTS

On June 29, 2007, the Company entered into an agreement to sell $2,500,000 in 12% senior convertible debentures with a maturity date of June 29, 2009.  The debentures are convertible at $0.65 per share.  The agreement provided for the issuance of 1,923,077 A warrants and 1,923,077 B warrants.  The warrants are exercisable at a price of $0.80 per share for the A warrants and $1.00 per share for the B warrants.  As payment for services provided to bring this transaction to completion, the Company also issued 192,308 Series A warrants and 192,308 Series B.  All outstanding unexercised warrants expired June 29, 2012.

At December 31, 2012, the remaining outstanding indebtedness for the debentures and penalty resulting from forfeiture was $650.000. Assuming all debentures were converted, 1,000,000 shares of restricted common stock would be issued.  The debentures now bear an 18% interest rate.

In June 2012, management reached agreement with all but one of the debenture holders on a plan to settle the debentures held by them that are in default.  The settlement agreement was contingent upon the Company making a cash payment to them in the amount of $75,000 in full satisfaction of the indebtedness.  In exchange for the $75,000 payment, the debenture holder would cancel the debentures, penalty, interest and warrants. The Company made the agreed upon payment on July 10, 2012. Under the terms of the agreement all indebtedness was extinguished, which included the principal amount of $1,750,000, default penalties of $525,000 and accrued interest of $1,204,875.  The related warrants were also extinguished by the settlement agreement. The Company recognized a gain on extinguishment of debt of $3,428,875 on the settlement agreement. All remaining unexercised warrants expired on June 29, 2012.

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2012 and 2011 and changes during the period then ended is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2011	4,151,895	$.90
Granted	-	-
Expired/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2011	4,151,895.90

Expired/Cancelled	4,151,895	-
Exercised	-	-
Outstanding, December 31, 2012	-	$.90
Exercisable	-	$.90

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

The Company granted options to purchase 5,000,000 shares of common stock to key directors on December 31, 2007.  On June 13, 2008, the Company granted options to purchase 66,660 shares of common stock to employees. On December 31, 2009, the Company granted options to purchase 5,176,660 shares of common stock to certain officers, directors and employees.  In July 2010 the Company cancelled 5,066,660 options which had been issued prior to December 2009.  In April 2011 the Company cancelled the 5,176,000 options which were issued on December 31, 2009.   At December 31, 2012, there are no stock options outstanding.

As of December 31, 2012, there was no unrecognized compensation cost related to stock options granted and subsequently cancelled under the Plan.

NOTE 13 – INTANGIBLE ASSETS AND GOODWILL

INTANGIBLE ASSETS

Definite lived intangible assets are stated at cost and amortized using the straight-line method.  The lives over which the intangible assets are amortized range from 2 to 7 years.  The weighted average remaining life over which the intangible assets will be amortized is 4.00 years.

During the year ended December 31, 2012, the Company recorded a charge for the impairment of goodwill and definite-lived intangibles, consisting of a goodwill charge of $326,254 and a definite-lived intangibles impairment charge of $2,173,550. Specifically, the definite-lived intangibles have been assessed for impairment due to indicators such as discontinuance of current or potential product-lines, reduced or eliminated projected cash flows, and other indicators. Measurement of the amount of impairment was based upon the difference between the asset’s carrying value and estimated fair value.  Fair value was determined through various valuation techniques, which involved judgments related to future cash flows and the application of the appropriate valuation model.  During the years ended December 31, 2012 and 2011, the Company recorded impairment charges to reduce the carrying value of certain definite lived intangible assets by $2,173,550 and $100,233, respectively.

In regard to goodwill, during the fourth quarter of each year, and when events and circumstances warrant an evaluation, the Company performs an annual impairment assessment of goodwill, which requires the use of a fair-value based analysis.  The Company compared the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill.  Based on this analysis, the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of goodwill, and an impairment loss of $326,254 was recognized during the year ended December 31, 2012.  No goodwill impairment was recognized during the year ended December 31, 2011.

Intangible assets and related amortization and impairment for the period are as follows:

December 31, 2012
	Cost	Accumulated Amortization	Impairment Charge	Net Book Value
Trade Secrets	$ 200,807	$ 129,247	$ 71,560	$ -
Patents	3,339,567	1,325,222	1,936,522	77,823
Customer lists	580,000	380,029	165,468	34,503

Totals	$ 4,120,374	$ 1,834,498	$ 2,173,550	$ 112,326

December 31, 2011
	Cost	Accumulated Amortization	Impairment Charge	Net Book Value

Trade Secrets	$ 200,807	$ 111,722	$ -	$ 89,085
Patents	3,339,567	1,122,299	-	2,217,268
Customer lists	892,372	534,541	100,233	257,598

Totals	$ 4,432,746	$ 1,768,562	$ 100,233	$ 2,563,951

Amortization expense for the years ended December 31, 2012, and 2011, was $278,076 and $297,792, respectively.

The following is a listing of the estimated amortization expense for the next five years:

Amortization of:	2013	2014	2015	2016	2017
Patents	$ 25,532	$ 25,532	$17,118	$ 3,626	$1,760
Customer lists	10,351	10,351	10,351	3,450	-

Total amortization	$ 35,883	$ 35,883	$27,469	$7,076	$ 1,760

GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2012 are as follows:

Goodwill:	December 31, 2011	Impairment Charge	December 31, 2012
JMST - Detectors	$ 60,000	-	$ 60,000
Cryometrix	592,149	$ 326,254	265,895

Total	$ 652,149	$ 326,254	$ 325,895

NOTE 14 – ROYALTIES

A royalty agreement was executed with JMST as a condition of the Company’s acquisitions.  Terms of the royalty agreement are as follows:

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

As sales did not reach or exceed the triggering threshold, no royalty payments were made under the royalty agreement during 2012 and 2011.

NOTE 15 – INCOME TAXES

The provision (benefit) for income taxes for the year ended December 31, 2012 and 2011 consist of the following:

	2012	2011
Federal:
Current	$-	$-
Deferred	-	-
State:
Current	-	-
Deferred	-	-
	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets (liabilities):

NOL Carryover	$2,123,200	$2,966,200
Stock Based Compensation	-	-
Depreciation and Amortization	1,080,300	169,200

R&D Tax Credits	39,100	39,100
Debenture Interest Payable	159,500	500,200
Other Reserves	14,400	14,300
Valuation Allowance	(3,416,500)	(3,689,000)
Net deferred tax asset (liability)	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2012 and 2011 due to the following.

	2012	2011

Book income	$68,312	$(403,572)
Effects of:
Nondeductible Expenses	80,804	2,441
Stock for Services	115,416	29,832
State Tax Effect, net of Federal Benefit	8,037	(47,479)
Other, net	(69)	12,538
Change in Valuation Allowance	(272,500)	406,240
	$-	$-

At December 31, 2012, the Company had net operating loss carryforwards of approximately $5,587,000 that may be offset against future income from the year 2013 through 2031.  No tax benefit has been reported in the December 31, 2012 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.  In addition the Company had research and development tax credit carryforwards of $39,100 which do not expire.  During 2012 the Company evaluated its deferred tax assets and concluded that none of the asset is currently realizable and that a full valuation allowance should be recorded.  The valuation allowance decreased by $272,500 and leaves the Company with a net deferred tax asset of $0 as of December 31, 2012.

Included in the balance at December 31, 2012 are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The tax years 2009 through 2012 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

NOTE 16 – RELATED PARTY TRANSACTIONS

Notes Payable

At December 31, 2012, the son of the Company president had advanced $40,000 in funding in the form of interest bearing notes to the Company.  The notes bear interest at the rate of 7.75% per annum with the interest paid monthly.  The notes are demand notes, with the principal and any unpaid interest payable upon seven days written notice from the note holder.

During the year ended December 31, 2012, a shareholder forgave $24,000 previously loaned to the Company.

NOTE 17 – SUBSEQUENT EVENTS

A review of all activities subsequent to December 31, 2012 did not disclose any transaction which would require reporting.