Form 10-Q
period 2013-03-31
REFLECT SCIENTIFIC INC
filed 2013-05-15
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Yes [ X ]   No [  ]

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

Class

Outstanding as of May 15, 2013

47,213,634 shares of $0.01 par value common stock on May 15, 2013

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of March 31, 2013, and December 31, 2012

              5

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2013 and 2012

  7

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2013 and 2012

  8

Notes to Condensed Consolidated Financial Statements

  9

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

13

 Item 4:  Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

14

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3:

Defaults Upon Senior Securities

15

Item 4:  Mine Safety Disclosure

15

Item 5:  Other Information

15

Item 6:  Exhibits

15

Signatures

16

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2013

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	March 31, 2013	December 31, 2012

CURRENT ASSETS

Cash	$190,590	$260,575
Accounts receivable, net	120,505	139,932
Inventories	351,980	365,394
Prepaid assets	77,767	105,767

Total Current Assets	740,842	871,668

FIXED ASSETS, NET	7,341	9,645

OTHER ASSETS

Intangible assets, net	103,355	112,326
Goodwill	325,895	325,895
Deposits	3,100	3,100

Total Other Assets	432,350	441,321

TOTAL ASSETS	$1,180,533	$1,322,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	March 31, 2013	December 31, 2012

CURRENT LIABILITIES

Accounts payable	$47,158	$90,984
Short-term lines of credit	76,171	74,713
Convertible debenture	650,000	650,000
Interest payable	442,125	419,625
Accrued expenses	-	11,081
Loan from related party	40,000	40,000
Income taxes payable	100	100

Total Current Liabilities	1,255,554	1,286,503

Total Liabilities	1,255,554	1,286,503

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 47,213,634 and 47,213,634 issued and outstanding, respectively	472,136	472,136
Additional paid in capital	17,978,725	17,978,725
Accumulated deficit	(18,525,882)	(18,414,730)

Total Shareholders’ Equity (Deficit)	(75,021)	36,131

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,180,533	1,322,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
REVENUES	$268,694	$325,017

COST OF GOODS SOLD	141,691	172,095

GROSS PROFIT	127,003	152,922

OPERATING EXPENSES
Salaries and wages	92,750	106,509
Rent expense	9,412	10,106
Research and development expense	9,496	7,112
General and administrative expense	102,025	155,197
Total Operating Expenses	213,683	278,924

OPERATING LOSS	(86,680)	(126,002)

OTHER EXPENSE
Interest expense - other	(1,972)	(1,666)
Interest on debentures	(22,500)	(131,625)

Total Other Expenses	(24,472)	(133,291)

NET LOSS BEFORE TAXES	(111,152)	(259,293)

Provision for income taxes	-	-

NET LOSS	$(111,152)	$(259,293)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	47,213,634	44,791,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Three Months Ended

March 31,

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(111,152)	$(259,293)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	2,303	2,400
Amortization	8,971	69,519
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	19,427	(34,561)
(Increase)/decrease in inventory	13,414	(16,464)
(Increase)/decrease in prepaid assets	28,000	-
Increase/(decrease) in accounts payable and accrued expenses	(32,406)	122,929
Increase/(decrease) in customer deposits	-	(4,500)
Net Cash from Operations	(71,443)	(119,970)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash from Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in lines of credit	4,794	-
Payments made on lines of credit	(3,336)	(4,221)
Net Cash from Financing Activities	1,458	(4,221)

NET DECREASE IN CASH	(69,985)	(124,191)
CASH AT BEGINNING OF PERIOD	260,575	346,697
CASH AT END OF PERIOD	$190,590	$222,506

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$1,972	$1,778
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated financial Statements.

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2012 financial statements.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Management has taken a number of actions to reduce expenses. Management continues to seek additional funding through the capital markets to facilitate the settlement of the remaining debentures and commercialize its patented detector and refrigeration products, as well as to provide operating capital for its operations.  However, there can be no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 4 – DEFAULT ON CONVERTIBLE DEBENTURES

At March 31, 2013, the remaining outstanding convertible debentures in default were $650,000, including penalties.  The debentures bear an 18% interest rate.  The Company accrued an additional $22,500 in interest during the quarter ended March 31, 2013.  The total accrued interest on this remaining debenture was $442,125 as of March 31, 2013.  Assuming the debentures were converted, 1,000,000 shares of restricted common stock would be issued.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated financial Statements.

(Unaudited)

NOTE 5 – EQUITY TRANSACTIONS

During the three month period ended March 31, 2013, the Company did not sell or issue any shares of its common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of March 31, 2013, a related party of the Company had loaned $40,000 in the form of interest bearing notes to the Company.  The notes bear interest at the rate of 7.75% per annum with the interest paid monthly.  The notes are demand notes, with the principal and any unpaid interest payable upon seven days written notice from the note holder.

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

NOTE 9 – SUBSEQUENT EVENT

On May 1, 2013, the Company entered into a consulting contract with Golden Oak Consulting.  The consultant will work to develop governmental markets for the Company’s products.  The agreement is for a term of six months with compensation of $1,000 per month in cash and 33,333 shares of restricted common stock to be issued at the conclusion of the services under the agreement.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2013, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Plan of Operation and Business Growth

Our focus over the coming months will be to increase the sales of our life science consumables and detectors while, at the same time, continuing to work on the commercialization of our liquid nitrogen refrigeration products.  Of those liquid nitrogen refrigeration products, the refrigerated trailer, known as a

“reefer”, is receiving highest priority.  We have our first manufactured unit operational and are currently operating it and collecting data as to its efficiency and reliability.

We also continue to focus on the expansion of our detector line and developing alliances with contract manufacturers for our ultra-low temperature freezers and reefer units.  Our new detector unit has received very positive reviews.  We believe that its enhanced functionality, coupled with its low cost, will provide us with a competitive edge over products currently being sold in that specialized market.

Concurrent with the development and commercialization of the above products, we have completed our on-line catalog and are making progress in identifying new distributors for our consumable products.  It is expected that new distribution partners will reverse the sales decline in our consumable products.

Our revenues during the reporting period decreased during 2013 compared to 2012 revenues.  A slow-down in European sales, coupled with the discontinuance of some product lines offered by one of our major distributors are the major reason for the declining revenue.  We do not expect this trend to continue.  We are currently working to bring on new distributors who will carry our entire line of specialty laboratory products.  While some of our products are relatively new to the marketplace and we expect the demand for those to grow as customers become more familiar them, there are a number of our product lines which have are well established and have strong, consistent demand. With the additional of new distribution channels we believe that sales will increase over the remainder of the year.

Results of Operations

Three Months Ended March 31, 2013 and 2012

	For the three months ended March 31,
	2013	2012	Change
Revenues	$268,694	$325,017	$(56,323)
Cost of goods sold	141,691	172,095	(30,404)
Gross profit	127,003	152,922	(25,919)
Operating expenses	213,683	278,924	(65,241)
Other income (expense)	(24,472)	(133,291)	(108,819)
Net loss	$(111,152)	$(259,293)	$(148,141)

Revenues decreased during the quarter ended March 31, 2013, to $268,694 from $325,017 for the quarter ended March 31, 2012, a decrease of $56,323.  All of the revenues were generated from our specialized laboratory supplies and detector sales, as we work to continue to refine and commercialize the ultra low temperature freezer technologies.  We completed our catalog web site and have distributed our catalog to a number or potential new distributors.  We are currently working to bring on additional distributors to expand the distribution channels for our products.  As additional distributors come on we anticipate that revenues for the remaining reporting periods of 2013 will increase over those reported for this three month period.

With decreased sales during the reporting period, cost of goods decreased in the quarter ending March 31, 2013, as compared to March 31, 2012 to $141,691 from $172,095, a decrease of $30,404. The gross profit percentage remained at 47% for the three months ended March 31, 2013, compared to 47% for the three months ended March 31, 2012.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

As a result of our continued focus on operating expenses we realized a reduction of operating expenses in the current period.  This reduction is the result of cost reduction efforts implemented by management and an ongoing quest to gain additional operating efficiencies.  Operating expenses for the three months ended March 31, 2013 were $213,683; this represents a decrease of $65,241 from the $278,924 in operating expenses recorded for the three month period ended March 31, 2012.  The decrease results primarily from reductions in salaries, payroll taxes, licensing, and lower depreciation and amortization charges, offset in part by an increase in consulting fees and research and development costs.  Operating expenses for the remaining reporting periods in 2013 are expected to remain close to the expense levels shown for the period of this report.

The net loss for the three month period ended March 31, 2013 was $111,152, a $148,141 improvement from the $259,293 loss for the three month period ended March 31, 2012.  Management continues to look for opportunities to improve gross margins and reduce ongoing operating expenses in order to achieve profitability.

The net loss for the three months ended March 31, 2013 was $0.01 per share.  The net loss for the three months ended March 31, 2012 was also $0.01 per share.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at March 31, 2013, were $190,590, with accounts receivable of $120,505 and inventory of $351,980. To date we have relied on revenues and sales of equity and debt securities for our cash resources.   Our working capital deficit on March 31, 2013, was $514,712, due primarily to the $650,000 in outstanding debentures and $442,125 in accrued interest on those debentures.  Working capital on December 31, 2012 was a deficit of $414,835.  Management is working to obtain financing to enable it to retire the remaining outstanding debentures and provide the capital needed to commercialize the low temperature freezer and refrigeration technology.  There can be no assurance that funds will be available, or that terms of available funds will be acceptable to the Company.  The inability of the Company to obtain funding at acceptable terms could negatively impact its ability to execute its business plan.

For the three month period ended March 31, 2013, net cash used for operating activities was $71,443 which compares to $119,970 of net cash used for operating activities for the three month period ended March 31, 2012.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  Future minimum lease payments under the operating lease at March 31, 2013 are $62,500 for that facility.  In addition, we have automobile leases with future minimum lease payments of $3,930.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2013.  Unregistered restricted stock was issued subsequent to the end of the period in payment of services rendered by a consultant and to an officer of the Company.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2013, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

At March 31, 2013, the remaining outstanding convertible debentures in default were $650,000, including penalties.  The debentures bear an 18% interest rate.  The Company accrued an additional $22,500 in interest during the quarter ended March 31, 2013.  The total accrued interest on this remaining debenture was $442,125 as of March 31, 2013.  Assuming the debentures were converted, 1,000,000 shares of restricted common stock would be issued.

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

Reflect Scientific, Inc.

(Registrant)

Date:

May 15, 2013

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

May15, 2013

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

May 15, 2013

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial

Officer