Form 10-Q
period 2013-06-30
REFLECT SCIENTIFIC INC
filed 2013-08-14
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Class

Outstanding as of August 14, 2013

47,213,634 shares of $0.01 par value common stock on August 14, 2013

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of June 30, 2013, and December 31, 2012

              5

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2013 and 2012

 7

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2013 and 2012

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

June 30, 2013

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	June 30, 2013	December 31, 2012

CURRENT ASSETS

Cash	$215,126	$260,575
Accounts receivable, net	124,637	139,932
Inventories	325,774	365,394
Prepaid assets	49,767	105,767

Total Current Assets	715,304	871,668

FIXED ASSETS, NET	5,157	9,645

OTHER ASSETS

Intangible assets, net	92,754	112,326
Goodwill	325,895	325,895
Deposits	3,100	3,100

Total Other Assets	421,749	441,321

TOTAL ASSETS	$1,142,210	$1,322,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	June 30, 2013	December 31, 2012

CURRENT LIABILITIES

Accounts payable	$58,966	$90,984
Short-term lines of credit	73,501	74,713
Convertible debenture	650,000	650,000
Interest payable	471,375	419,625
Accrued expenses	10,963	11,081
Loan from related party	40,000	40,000
Income taxes payable	100	100

Total Current Liabilities	1,304,905	1,286,503

Total Liabilities	1,304,905	1,286,503

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 47,213,634 and 47,213,634 issued and outstanding, respectively	472,137	472,136
Additional paid in capital	17,978,725	17,978,725
Accumulated deficit	(18,613,557)	(18,414,730)

Total Shareholders’ Equity (Deficit)	(162,695)	36,131

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,142,210	$1,322,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES	$296,271	$357,697	$564,965	$682,714

COST OF GOODS SOLD	125,301	163,894	266,992	335,989

GROSS PROFIT	170,970	193,803	297,973	346,725

OPERATING EXPENSES
Salaries and wages	96,527	102,379	189,277	208,888
Rent expense	9,412	9,412	18,824	19,518
Research and development expense	7,671	2,719	17,167	9,831
General and administrative expense	116,026	158,968	218,051	314,166
Total Operating Expenses	229,636	273,478	443,319	552,403

OPERATING LOSS	(58,666)	(79,675)	(145,346)	(205,678)

OTHER INCOME (EXPENSE)
Other income	2,170	-	2,170	-
Interest expense – other	(1,929)	(1,705)	(3,901)	(3,371)
Interest on debentures	(29,250)	(131,625)	(51,750)	(263,250)

Total Other Expenses	(29,009)	(133,330)	(53,481)	(266,621)

NET LOSS BEFORE TAXES	(87,675)	(213,005)	(198,827)	(472,299)

Income tax benefit (expense)	-	-	-	-

NET LOSS	$(87,675)	$(213,005)	$(198,827)	$(472,299)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	47,213,634	44,791,890	47,213,634	44,791,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Six Months Ended

June 30,

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(198,827)	$(472,299)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	4,488	4,799
Amortization	19,571	139,038
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	15,295	(159)
(Increase)/decrease in inventory	39,620	22,133
(Increase)/decrease in prepaid assets	56,000	-
Increase/(decrease) in accounts payable and accrued expenses	19,617	250,299
Increase/(decrease) in customer deposits	-	(3,000)
Net Cash from Operations	(44,236)	(59,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in lines of credit	4,794	-
Payments made on lines of credit	(6,007)	(7,867)
Net Cash from Financing Activities	(1,213)	(7,867)

NET DECREASE IN CASH	(45,449)	(67,056)
CASH AT BEGINNING OF PERIOD	260,575	346,697
CASH AT END OF PERIOD	$215,126	$279,641

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$3,901	$3,371
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2012 financial statements.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

NOTE 4 – DEFAULT ON CONVERTIBLE DEBENTURES

At June 30, 2013, the remaining outstanding convertible debentures in default were $650,000, including penalties.  The debentures bear an 18% interest rate.  The Company accrued an additional $29,250 in interest during the quarter ended June 30, 2013.  The total accrued interest on this remaining debenture was $471,375 as of June 30, 2013.  Assuming the debentures were converted, 1,000,000 shares of restricted common stock would be issued.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5 – EQUITY TRANSACTIONS

During the three month period ended June 30, 2013, the Company did not sell or issue any shares of its common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of June 30, 2013, a son of the President of the Company had loaned $40,000 in the form of interest bearing notes to the Company.  The notes bear interest at the rate of 7.75% per annum with the interest paid monthly.  The notes are demand notes, with the principal and any unpaid interest payable upon seven days written notice from the note holder. In the three and six months ended June 30, 2013, interest payments of $775 and $1,809 were made, respectively.

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

NOTE 9 – CONSULTING AGREEMENT

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and six month periods ended June 30, 2013, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Plan of Operation and Business Growth

Our efforts continue focus on increasing the sales of our life science consumables and detectors while, at the same time, working on the commercialization of our liquid nitrogen refrigeration products.  Of those liquid nitrogen refrigeration products, the refrigerated trailer, known as a “reefer”, is receiving highest priority.  We have our first manufactured unit operational and are currently operating it and collecting data as to its efficiency and reliability.

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

Results of Operations

Three Months Ended June 30, 2013 and 2012

	For the three months ended June 30,
	2013	2012	Change
Revenues	$296,271	$357,697	$(61,426)
Cost of goods sold	125,301	163,894	(38,593)
Gross profit	170,970	193,803	(22,833)
Operating expenses	229,636	273,478	(43,842)
Other income (expense)	(29,009)	(133,330)	104,321
Net loss	$(87,675)	$(213,005)	$125,330

Revenues decreased during the quarter ended June 30, 2013, to $296,271 from $357,697 for the quarter ended June 30, 2012, a decrease of $61,426.  We completed our catalog web site and have distributed our catalog to a number or potential new distributors.  We believe we are beginning to see results from those efforts, as sales for the 2nd quarter of 2013 were $27,577 higher than those for the 1st quarter of 2013.  We are currently working to bring on additional distributors to expand the distribution channels for our products.  As additional distributors come on we anticipate that revenues for the remaining reporting periods of 2013 will increase over those reported for this three month period.  All of the revenues generated during the three month period ended June 30 2013 were from our specialized laboratory supplies and detector sales. We are continuing work to refine and commercialize the ultra low temperature freezer technologies, and have hired a consulting group to identify and qualify potential customers for those technology products.

With decreased sales during the reporting period, cost of goods decreased in the quarter ending June 30,

2013, as compared to June 30, 2012 to $125,301 from $163,894, a decrease of $38,593. The gross profit percentage increased to 58% for the three months ended June 30, 2013, compared to 54% for the three months ended June 30, 2012.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter, and was benefited in the current quarter by a significant increase in detector sales, which carry higher margins than some of the commodities.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

As a result of our continued focus on operating expenses we realized a reduction of operating expenses in the current period.  This reduction is the result of cost reduction efforts implemented by management and an ongoing quest to gain additional operating efficiencies.  Operating expenses for the three months ended June 30, 2013 were $229,636; this represents a decrease of $43,842 from the $273,478 in operating expenses recorded for the three month period ended June 30, 2012.  The decrease results primarily from reductions in advertising, salaries, payroll taxes, licensing, and lower depreciation and amortization charges, offset in part by increases in consulting fees and research and development costs.  Operating expenses for the remaining reporting periods in 2013 are expected to remain close to the expense levels shown for the period of this report.

The net loss for the three month period ended June 30, 2013 was $87,675, an improvement of $125,330 from the $213,005 loss for the three month period ended June 30, 2012.  Management continues to look for opportunities to increase sales, improve gross margins and reduce ongoing operating expenses in order to achieve profitability.

The net loss for the three months ended June 30, 2013 was $0.01 per share.  The net loss for the three months ended June 30, 2012 was also $0.01 per share.

Six Months Ended June 30, 2013 and 2012

	For the six months ended June 30,
	2013	2012	Change
Revenues	$564,965	$682,714	$(117,749)
Cost of goods sold	266,992	335,989	(68,997)
Gross profit	297,973	346,725	(48,752)
Operating expenses	443,319	552,403	(109,084)
Other income (expense)	(53,481)	(266,621)	213,140
Net loss	$(198,827)	$(472,299)	$273,472

Revenues decreased during the six month period ended June 30, 2013, to $564,965 from $682,714 for the six month period ended June 30, 2012, a decrease of $117,749.  All of the revenues were generated from our specialized laboratory supplies and detector sales, as we work to continue to refine and commercialize the ultra low temperature freezer technologies.  We completed our catalog web site and have distributed our catalog to a number or potential new distributors.  We are currently working to bring on additional distributors to expand the distribution channels for our products.  As additional distributors come on we anticipate that revenues for the remaining reporting periods of 2013 will increase over those reported for this six month period.

Decreased sales during the reporting period reduced cost of goods in the six month period ending June 30,

2013 by $68,997, to $266,992 for the six month period ended June 30, 2013 from $335,989 for the six month period ended June 30, 2012. The gross profit   percentage increased to 53% for the six month period ended June 30, 2013, compared to 51% for the six months ended June 30, 2012.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

Continued focus to reduce operating expenses resulted in a reduction of $109,084 in the current six month period.  This reduction is the result of cost reduction efforts implemented by management and an ongoing quest to gain additional operating efficiencies.  Operating expenses for the six months ended June 30, 2013 were $443,319, compared to $552,403 for the six month period ended June 30, 2012.  The decrease results primarily from reductions in advertising, salaries, licensing, and lower amortization charges, offset in part by an increase in consulting fees.  Operating expenses for the remaining reporting periods in 2013 are expected to remain close to the expense levels shown for the period of this report.

The net loss for the six month period ended June 30, 2013 was $198,827, a $273,472 improvement from the $472,299 loss for the six month period ended June 30, 2012.  Management continues to look for opportunities to increase revenue, improve gross margins and reduce ongoing operating expenses in order to achieve profitability.

The net loss for the six months ended June 30, 2013 was $0.01 per share.  The net loss for the six months ended June 30, 2012 was also $0.01 per share.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at June 30, 2013, were $215,126, with accounts receivable of $124,637 and inventory of $325,774. To this time we have relied on revenues and sales of equity and debt securities for our cash resources.   Our working capital deficit on June 30, 2013, was $589,601, due primarily to the $650,000 in outstanding debentures and $471,375 in accrued interest on those debentures.  Working capital on December 31, 2012 was a deficit of $414,835.  Management is working to obtain financing to enable it to retire the remaining outstanding debentures and provide the capital needed to commercialize the low temperature freezer and refrigeration technology.  There can be no assurance that funds will be available, or that terms of available funds will be acceptable to the Company.  The inability of the Company to obtain funding at acceptable terms could negatively impact its ability to execute its business plan.

For the six month period ended June 30, 2013, net cash used for operating activities was $44,236 which compares to $59,189 of net cash used for operating activities for the six month period ended June 30, 2012.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  Future minimum lease payments under the operating lease at June 30, 2013 are $52,700 for that facility.  In addition, we have automobile leases with future minimum lease payments of $1,965.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not required

Item 4.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the six months ended June 30, 2013.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2013, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

At June 30, 2013, the remaining outstanding convertible debentures in default were $650,000, including penalties.  The debentures bear an 18% interest rate.  The Company accrued an additional $29,250 in interest during the quarter ended June 30, 2013.  The total accrued interest on this remaining debenture was $471,375 as of June 30, 2013.  Assuming the debentures were converted, 1,000,000 shares of restricted common stock would be issued.

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

August 14, 2013

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

August 14, 2013

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

August 14, 2013

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial

Officer