Form 10-Q
period 2013-09-30
REFLECT SCIENTIFIC INC
filed 2013-11-12
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Class

Outstanding as of November 12, 2013

47,213,634 shares of $0.01 par value common stock on November 12, 2013

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of September 30, 2013, and December 31, 2012

              5

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2013 and 2012

 7

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2013 and 2012

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

17

Signatures

18

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2013

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	September 30, 2013	December 31, 2012

CURRENT ASSETS

Cash	$191,385	$260,575
Accounts receivable, net	168,328	139,932
Inventories	329,267	365,394
Prepaid assets	21,767	105,767

Total Current Assets	710,747	871,668

FIXED ASSETS, NET	3,175	9,645

OTHER ASSETS

Intangible assets, net	82,969	112,326
Goodwill	325,895	325,895
Deposits	3,100	3,100

Total Other Assets	411,964	441,321

TOTAL ASSETS	$1,125,886	$1,322,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

September 30, 2013	December 31, 2012

CURRENT LIABILITIES

Accounts payable	$61,590	$90,984
Short-term lines of credit	51,926	74,713
Convertible debenture	650,000	650,000
Interest payable	500,625	419,625
Accrued expenses	9,790	11,081
Loan from related party	60,000	40,000
Income taxes payable	100	100

Total Current Liabilities	1,334,031	1,286,503

Total Liabilities	1,334,031	1,286,503

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 47,213,634 and 47,213,634 issued and outstanding, respectively	472,136	472,136
Additional paid in capital	17,967,425	17,978,725
Treasury stock	11,300	-
Accumulated deficit	(18,659,006)	(18,414,730)

Total Shareholders’ Equity (Deficit)	(208,145)	36,131

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,125,886	1,322,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES	$389,562	$305,713	$954,527	$988,427

COST OF GOODS SOLD	181,931	145,822	448,923	481,811

GROSS PROFIT	207,631	159,891	505,604	506,616

OPERATING EXPENSES
Salaries and wages	100,445	95,280	289,722	304,168
Rent expense	9,412	9,102	28,236	28,620
Research and development expense	12,009	19,466	29,176	29,297
General and administrative expense	100,755	154,820	318,806	468,986
Total Operating Expenses	222,621	278,668	665,940	831,071

OPERATING LOSS	(14,990)	(118,777)	(160,336)	(324,455)

OTHER INCOME (EXPENSE)
Forgiven debt	710	-	2,880	-
Interest expense – other	(1,919)	(1,852)	(5,820)	(3,223)
Interest on debentures	(29,250)	(22,500)	(81,000)	(287,750)
Gain on extinguishment of debt	-	3,428,875	-	3,428,875

Total Other Income (Expenses)	(30,459)	3,404,523	(83,940)	3,137,902

NET INCOME (LOSS) BEFORE TAXES	(45,449)	3,285,746	(244,276)	2,813,447

Income tax benefit (expense)	-	-	-	-

NET INCOME (LOSS)	$(45,449)	$3,285,746	$(244,276)	$2,813,447

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$(0.01)	$0.07	$(0.01)	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	47,213,634	45,702,575	47,213,634	45,098,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Nine Months Ended

September 30,

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(244,276)	$2,813,447
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	6,470	7,198
Amortization	29,357	208,556
Gain on extinguishment of debt	-	(3,428,875)
Common stock issued for services	-	5,897
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(28,396)	(1,221)
(Increase)/decrease in inventory	36,127	14,109
(Increase)/decrease in prepaid assets	84,000	-
Increase/(decrease) in accounts payable and accrued expenses	50,315	260,693
Increase/(decrease) in customer deposits	-	(4,829)
Net Cash from Operating Activities	(66,403)	(125,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	4,795	19,100
Payments made on lines of credit	(27,582)	(12,014)
Issuance of note payable for cash	20,000
Issuance of common stock for cash	-	75,000
Principal payments on debenture debt	-	(75,000)
Net Cash from Financing Activities	(2,787)	7,086

NET DECREASE IN CASH	(69,190)	(117,939)
CASH AT BEGINNING OF PERIOD	260,575	346,697
CASH AT END OF PERIOD	$191,385	$228,758

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$5,820	$3,223
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2012 financial statements.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

NOTE 4 – DEFAULT ON CONVERTIBLE DEBENTURES

At September 30, 2013, the remaining outstanding convertible debentures in default were $650,000, including penalties.  The debentures bear an 18% interest rate.  The Company accrued an additional $29,250 in interest during the quarter ended September 30, 2013.  The total accrued interest on this remaining debenture was $500,625 as of September 30, 2013.  Assuming the debentures were converted,

1,000,000 shares of restricted common stock would be issued.

NOTE 5 – EQUITY TRANSACTIONS

During the three month period ended September 30, 2013, the Company received 1,130,000 shares of its common stock as part of the settlement agreement related to the acquisition of Cryomaster which are being carried as treasury stock.  The stock will be retired prior to the December 31, 2013 year end.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of September 30, 2013, the sons of the President of the Company have loaned $60,000 in the form of interest bearing notes to the Company. Of which, $40,000 bears interest at the rate of 7.75% per annum while $20,000 bears interest at the rate of 6.0% with the interest paid monthly. The notes are demand notes, with the principal and any unpaid interest payable upon seven days written notice from the note holder. In the three and nine months ended September 30, 2013, interest payments of $775 and $2,584 were made, respectively.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and nine month periods ended September 30, 2013, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Plan of Operation and Business Growth

Our efforts continue focus on increasing the sales of our life science consumables and detectors while, at the same time, working on the commercialization of our liquid nitrogen refrigeration products.  Of those liquid nitrogen refrigeration products, the refrigerated trailer, known as a “reefer”, is receiving highest priority.  We have our first manufactured unit operational and are currently conducting road tests and collecting data as to its efficiency and reliability.

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

Concurrent with the development and commercialization of the above products, we have completed our on-line catalog and are making progress in enrolling new distributors for our consumable products.  We believe the upturn in sales during the three months ended September 30, 2013 is validation of those efforts.

Our revenues during the reporting period increased more than 27% during 2013 compared to 2012 revenues.  We attribute this increase in revenue to the concerted effort made in developing and publishing our new catalog, developing and implementing our new web site, and the adding of new distributors.  While one quarter does not establish a trend, we are encouraged by the results to date. We are working to bring on additional distributors who will carry our entire line of specialty laboratory products, expanding our markets and leveraging their existing customer bases.  While some of our products are relatively new to the marketplace and we expect the demand for those to grow as customers become more familiar them, there are a number of our product lines which are well established and have strong, consistent demand. With the addition of new distribution channels we believe that sales will increase over the remainder of the year.

Results of Operations

Three Months Ended September 30, 2013 and 2012

	For the three months ended September 30,
	2013	2012	Change
Revenues	$389,562	$305,713	$83,849
Cost of goods sold	181,931	145,822	36,109
Gross profit	207,631	159,891	47,740
Operating expenses	222,621	278,668	(56,047)
Other income (expense)	(30,459)	3,404,523	(3,434,982)
Net income (loss)	$(45,449)	$3,285,746	$(3,331,195)

Revenues increased during the quarter ended September 30, 2013, to $389,562 from $305,713 for the quarter ended September 30, 2012, an increase of $83,849.  We completed our catalog web site and have distributed our catalog to a number of potential new distributors.  We believe the upward trend of revenues seen during the quarter result from those efforts.  We have added additional distributors to expand the distribution channels for our products.   All of the revenues generated during the three month period ended September 30, 2013 were from our specialized laboratory supplies and detector sales. We are continuing work to refine and commercialize the ultra low temperature freezer technologies, and have hired a consulting group to identify and qualify potential customers for those technology products.

With increased sales during the reporting period, cost of goods increased in the quarter ending September 30, 2013, as compared to September 30, 2012 to $181,931 from $145,822, an increase of $36,109. The gross profit   percentage increased to 53% for the three months ended September 30, 2013, compared to 52% for the three months ended September 30, 2012.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter, and was benefited in the current quarter by an increase in detector sales, which carry higher margins than our commodity products.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

As a result of our continued focus on operating expenses we realized a reduction of operating expenses in the current period.  This reduction is the result of cost reduction efforts implemented by management and an ongoing quest to gain additional operating efficiencies.  Operating expenses for the three months ended September 30, 2013 were $222,621, which represents a decrease of $56,047 from the $278,668 in operating expenses recorded for the three month period ended September 30, 2012.  The decrease results primarily from reductions in professional fees, research and development expenses and lower depreciation and amortization charges, offset in part by increases in consulting fees and advertising costs.  Operating expenses for the remaining three months of 2013 are expected to approximate the expense levels shown for the three month period ended September 30, 2013.

The net loss for the three month period ended September 30, 2013 was $45,449, a decrease of $3,331,195 from the $3,285,746 profit for the three month period ended September 30, 2012, which benefited from the $3,428,875 gain on extinguishment of debt.  Management continues to look for opportunities to increase sales, improve gross margins and reduce ongoing operating expenses in order to achieve sustained profitability.

The net loss for the three months ended September 30, 2013 was $0.01 per share.  The net profit for the three months ended September 30, 2012 was also $0.07 per share.

Nine Months Ended September 30, 2013 and 2012

	For the nine months ended September 30,
	2013	2012	Change
Revenues	$954,527	$988,427	$(33,900)
Cost of goods sold	448,923	481,811	(32,888)
Gross profit	505,604	506,616	(1,012)
Operating expenses	665,940	831,071	(165,131)
Other income (expense)	(83,940)	3,137,902	(3,221,842)
Net loss	$(244,276)	$2,813,447	$(3,057,723)

Revenues decreased during the nine month period ended September 30, 2013, to $954,527 from $988,427 for the nine month period ended September 30, 2012, a decrease of $33,900.  All of the revenues were generated from our specialized laboratory supplies and detector sales, as we work to continue to refine and commercialize the ultra low temperature freezer technologies.  We completed our catalog web site and have distributed our catalog to a number of potential new distributors.  We have brought on additional distributors to expand the distribution channels for our products.

Decreased sales during the reporting period reduced cost of goods in the nine month period ending September 30, 2013 by $32,888, to $448,923 for the nine month period ended September 30, 2013 from $481,811 for the nine month period ended September 30, 2012. The gross profit   percentage increased to 53% for the nine month period ended September 30, 2013, compared to 51% for the nine months ended September 30, 2012.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

Continued focus to reduce operating expenses resulted in a reduction of $165,131 in the current nine month period.  This reduction is the result of cost reduction efforts implemented by management and an ongoing quest to gain additional operating efficiencies.  Operating expenses for the nine months ended September 30, 2012 were $831,071, compared to $665,940 shown for the nine month period ended September 30, 2013.

The net loss for the nine month period ended September 30, 2013 was $244,276, a $3,057,723 decline from the $2,813,447 net income for the nine month period ended September 30, 2012, which benefited from the $3,428,875 gain on extinguishment of debt.  Management continues to look for opportunities to increase revenue, improve gross margins and reduce ongoing operating expenses in order to achieve profitability.

The net loss for the nine months ended September 30, 2013 was $0.01 per share.  The net profit for the nine months ended September 30, 2012 was $0.06 per share.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at September 30, 2013, were $191,385, with accounts receivable of $168,328 and inventory of $329,267. To this time we have relied on revenues and sales of equity and debt securities for our cash resources.   Our working capital deficit on September 30, 2013, was $623,284, due primarily to the $650,000 in outstanding debentures and $500,625 in accrued interest on those debentures.  Working capital on December 31, 2012 was a deficit of $414,835.  Management is working to obtain financing to enable it to retire the remaining outstanding debentures and provide the capital needed to commercialize the low temperature freezer and refrigeration technology.  There can be no assurance that funds will be available, or that terms of available funds will be acceptable to the Company.  The inability of the Company to obtain funding at acceptable terms could negatively impact its ability to execute its business plan.

For the nine month period ended September 30, 2013, net cash used for operating activities was $66,403 which compares to $125,025 of net cash used for operating activities for the nine month period ended September 30, 2012.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  Future minimum lease payments under the operating lease at September 30, 2013 are $43,400 for that facility.  In addition, we have automobile leases with future minimum lease payments of $3,930.

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

In December 2011 the case was submitted to arbitration and a settlement agreement was reached.  As a part of the settlement two patents were assigned to the Company, the royalty agreement was terminated and agreement was reached on the return of stock issued as a part of the acquisition of Cryomastor.  On September 20, 2013 1,130,000 shares of our common stock were returned pursuant to the settlement terms.  The stock will be retired upon receipt of the documentation required by the transfer agent reducing our number of shares issued and outstanding.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the nine months ended September 30, 2013.

We had 1,130,000 shares of common stock returned pursuant to the settlement agreement referenced in Item 1.  The shares received are shown as treasury stock in this report, but will be retired prior to the December 31, 2013 year end.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2013, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

At September 30, 2013, the remaining outstanding convertible debentures in default were $650,000, including penalties.  The debentures bear an 18% interest rate.  The Company accrued an additional $29,250 in interest during the quarter ended September 30, 2013.  The total accrued interest on this remaining debenture was $500,625 as of September 30, 2013.  Assuming the debentures were converted, 1,000,000 shares of restricted common stock would be issued.

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

Reflect Scientific, Inc.

(Registrant)

Date:

November 12, 2013

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

November 12, 2013

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

November 12, 2013

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial

Officer