Form 10-K
period 2013-12-31
REFLECT SCIENTIFIC INC
filed 2014-03-31
CIK 1103090

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes [  ]  No [X]

State Issuer’s revenues for its most recent fiscal year:  December 31, 2013 - $1,287,023.

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

There are approximately 21,467,717 shares of common voting stock of the Registrant held by non-affiliates, and based upon the average bid and asked prices of our common stock on June 28, 2013 of $0.06, as reported by the OTC Bulletin Board of the National Association of Securities Dealers, Inc., the aggregate market value of our common stock held by non-affiliates was approximately $1,288,063.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Past Five Years

None; not applicable.

Outstanding Shares

As of March 31, 2014, the Registrant had 53,726,967 shares of common stock outstanding.

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part IV, Item 15, of this Annual Report.

INDEX

PART I

Item 1.  Business

     4

Item 1A.  Risk Factors

   10

Item 1B.  Unresolved Staff Comments

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

   16

Item 9B.   Other Information

   17

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

Effective as of April 4, 2006, we entered into a Purchase Agreement (the “JMST Agreement”) with JM SciTech, LLC, a limited liability company organized under the laws of the State of Colorado, and doing business as JMST Systems (“JMST”); David Carver, an individual (“Carver”); and Julie Martin, an individual (“Martin”) (JMST, Carver and Martin are sometimes hereinafter referred to collectively as “Sellers”).  Pursuant to the JMST Agreement, we purchased and JMST sold all right, title and interest in and to the JMST Technology (the “JMST Technology”), as described in the JMST Agreement; and Carver conveyed and assigned any rights he had in and to certain patents (the “Carver Patents”) and related intellectual assets as described in the JMST Agreement (collectively, including the Carver Patents, referred to herein as the “Carver Technology”).  JMST had created a line of chemical detection instruments that are used in the pharmaceutical, biotechnology and homeland security markets. The patented technology allows researchers to accurately analyze chemical formulations for their composition and identity.  See our 8-K Current Report dated April 4, 2006, which was filed with the Securities and Exchange Commission on April 7, 2006, and is incorporated herein by reference.  See Part IV, Item 15.

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

On November 17, 2006, we entered into an Agreement and Plan of Merger (the “The All Temp Merger Agreement”) between our wholly-owned subsidiary,  Cryometrix, Inc. (“Merger Subsidiary”); All Temp Engineering Inc., a California corporation (“All Temp”); J F Dain & E L Dain CO-TTEES Dain Family Revocable Trust U/A Dated 12/17/2001 (the “Dain Trust”) and Nicholas J. Henneman (“Henneman”), the sole All Temp Shareholders (collectively, the “All Temp Shareholders”); and John F. Dain, individually (“Dain”).   All Temp was located in San Jose, California and had been providing engineered solutions and services to the cryogenics industry for over 24 years.  All Temp served numerous companies in business sectors such as biotech, pharmaceutical, medical devices, research, universities, semiconductor, aerospace, military, and industrial food processing.  See our 8-K Current Report dated November 17, 2006, which was filed with the Securities and Exchange Commission on November 22, 2006, and is incorporated herein by reference.  See Part IV, Item 15.

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

Our Visacon brand chemical detectors provide our OEM customers a cost effective detection product that allows them to extend their markets. Detectors use patented optical detection technologies that can be tailored for pharmaceutical, biotechnology or other life science applications.  We launched our next generation detector in late 2013 and saw a 33% increase in detector sales for the 4th quarter of 2013 over the 4th quarter of 2012.

Our Cryometrix brand ultra low temperature freezers innovative design enables our customers to save substantially on energy costs related to cryogenic storage. Ultra low temperature freezers are used world-wide for the storage of vaccines, DNA, RNA, proteins and many other biological and chemical samples. There is a growing need for energy efficient, reliable ultra low temperature storage units.  Our Cryometrix freezers are targeted to expand into this growing market.  The application of this technology for use in refrigerated trailers (commonly called “reefers”) used to transport goods which need to be maintained in a cold environment significantly broadens the market for this technology.  The utilization of this technology in reefers eliminates the current method of cooling, which utilize engines run on hydrocarbon fuels.  The Cryometrix technology is pollutant free and is more cost effective and efficient than the technologies currently being used. We have completed road and delivery tests using a reefer outfitted with our technology with very promising results.  A prototype has been built and is being tested to generate data on its efficiency.  One road test was completed in late 2013 and preparations are being made for a second, longer road test during the 2nd quarter of 2014.

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

Given our relative size versus our competitors, we are often required to seek niche markets for our products or focus on selling components to be used in our competitors larger detection units.  We believe, however, that our technology and experience in the ultra low freezers and detectors allows us to be competitive in those markets.  As our ultra low freezer products are new to the marketplace, the products long term commercial acceptance is still unknown.  Most of our products compete against multiple competitors, with our refrigeration products competing primarily against Thermo Fisher Scientific and Sanyo Corporation.

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

Research and Development Costs During the Last Two Fiscal Years

During the year ended December 31, 2013, we expended $37,160 for research and development.  During the year ended December 31, 2012, we expended $35,945 for research and development.  The majority of the research and development on our products is performed by independent contractors who have been enhancing technologies, primarily on the reefer unit and the detectors.  We expect research and development cost to increase in the future with the development work required to commercialize our Cryometrix freezers.

Employees

As of March 29, 2014, subsequent to the balance sheet date, we had 8 employees on a full-time basis and 1 part time employee. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

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

Item 1B. Unresolved Staff Comments

None. Not applicable.

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

In December 2011 the case was submitted to arbitration and a settlement agreement was reached.  As a part of the settlement two patents were assigned to the Company, the royalty agreement was terminated and agreement was reached on the return of stock issued as a part of the acquisition of Cryomastor.  The defendant assigned the patents but did not submit the stock agreed upon until the 4th quarter of 2013. In December 2013 the 1,130,000 shares were returned and cancelled.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities.

Market Information

Since July 6, 2005, our common stock has been listed under the symbol “RSCF” on the OTCBB.  Prior to July 6, 2005, our stock traded under the symbol “COLH” since its initial listing on May 24, 2001.  The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2013, 2012 and 2011. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	2013		2012		2011
	High	Low	High	Low	High	Low

Quarter ended December 31	$ 0.08	$0.05	$0.09	$0.07	$0.15	$0.07
Quarter ended September 30	$ 0.08	$0.06	$0.10	$0.06	$0.19	$0.10
Quarter ended June 30	$ 0.07	$0.04	$0.08	$0.07	$0.14	$0.06
Quarter ended March 31	$ 0.08	$0.06	$0.09	$0.06	$0.07	$0.05

As of March 27, 2014, there were 53,726,967 shares of our common stock outstanding.  On March 27, 2014, the high and low bid price for our common stock was $0.0825 and $0.0825, respectively.

Holders

The number of record holders of our common stock as of March 27, 2014, was approximately 146; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

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

During the year ended December 31, 2013 we retired 1,130,000 shares of common stock returned as part of an arbitration agreement.  In December 2013, the board approved the issuance of 7,643,333 shares of restricted common stock.  Of the amounts approved for issue, 3,668,333 shares were issued to consultants, and 3,975,000 shares were issued as compensation to the Chief Executive Officer.

During the year ended December 31, 2012 we issued 2,421,744 shares of common stock.  Of this amount, 1,400,000 shares were issued to consultants, 937,500 shares were issued in a private placement, and 84,244 shares were issued for professional services.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2013, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

In December 2013, the Board of Directors authorized the issuance of 3,975,000 shares of restricted common stock as compensation to its Chief Executive Officer, as referenced in “Recent Sales of Unregistered Securities” above.

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

Critical Accounting Policies and Estimates

Reflect Scientific’s accounting policies are more fully described in Note 2 of the consolidated financial statements.  As discussed in Note 2, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  Reflect Scientific believes that the following addresses Reflect Scientific’s most critical accounting policies.  There have been no significant changes during the year ended December 31, 2013.

REVENUE RECOGNITION:  We recognize revenue when the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectability is reasonably assured.

Product revenues are recognized when persuasive evidence of an arrangement exists, risk of loss and title has transferred to our customers, the fee is fixed or determinable and collection is probable.  Rights of return for manufactured product are dependent upon the agreement.

ALLOWANCE FOR DOUBTFUL ACCOUNTS:  Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

INCOME TAXES:  We account for income taxes in accordance with Statement of Financial Accounting Standards Board Accounting Codification (ASC) 740, “Income Taxes”.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

Overview

The year ended December 31, 2013 has been a transitional year for the Company.  Revenue declined by 3% in the year ended December 31, 2013, compared to a decline of 33% for the year ended December 31, 2012.  The Company attributes this flattening out of revenue to the sales strategies implemented in late 2012 and during 2013 to bring new distributors on board, as well as the enhancement of our web-based sales and catalog sales.  Historically, significant portions of our revenue came from the manufacture and sale of capital equipment, such as freezers and detectors, purchased by our customers.  The past few years, economic uncertainty has caused many of these customers to defer, significantly reduce, or eliminate altogether their capital budget spending.  The reduced level of capital spending had a significant impact on our sales for both 2013 and 2012.  While we were able to raise enough capital during 2012 to retire a significant part of our debentures that were in default, capital markets have remained tight, with the result that we were unable to secure sufficient funding with which to retire all of our debentures which matured June 30, 2009, and we remain in default on $650,000 of that indebtedness.  Due to the declining revenue of the past two years and the default status on our debentures, our accountants have expressed substantial doubt about our ability to continue as a going concern.

The Company focused its resources during 2013 to the finalization of development work on a new line of detectors and the continuation of work on the cooling unit for refrigerated trucks.  Our next generation detector successfully completed its beta testing and we introduced it into the marketplace in late 2013.  In late 2013 we also completed our first prototype refrigerated truck unit and had begun road tests with that unit.  Commercialization of both of these products will provide opportunity for the Company to expand its share of the detector market and make entry into the refrigerated truck market.

The Company has been proactive in making those business decisions which it believes will enable it to carry out its business plan. Significant cost reduction measures have been implemented, unprofitable subsidiaries divested, facilities consolidated and personnel reductions made.  In 2012, we reached a settlement agreement with the majority holder of our debentures whereby, upon the payment of a portion of the principal, the remaining principal and penalty amount were forgiven and the warrants were extinguished.  We cannot assure that financing will be made available.  If we are unable to secure financing, our ability to proceed with and implement our intended business plan will be negatively impacted.

 Financial Position

The table below presents a summary of our consolidated balance sheets at December 31, 2013 and 2012:

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended Dec. 31, 2013	Year ended Dec 31, 2012	Increase (Decrease)
Cash	$ 251,463	$ 260,575	$ (9,112)
Total current assets	720,238	871,668	(151,430)
Total assets	857,748	1,322,634	(464,886)
Total current liabilities	1,357,107	1,286,503	70,604
Accumulated deficit	(19,427,928)	(18,414,730)	(1,013,198)
Total stockholders’ equity (deficit)	(499,359)	$ 36,131	$ (535,490)

We had $251,463 in cash as of December 31, 2013, a decrease of $9,112 from December 31, 2012.  We had a working capital deficit of $636,869 at December 31, 2013, compared to working capital deficit of $414,835 at December 31, 2012.

Contractual Obligations

The Company leases office/warehouse space in Utah.  In addition, it has a lease on a vehicle.  The following summarizes future minimum lease payments under the operating leases at December 31, 2013:

                        Year Ending                              Minimum

                       December 31,                       Lease Payments

                               2014                                  $     39,995

Results of Operations

December 31, 2013 and 2012

The following table summarizes revenue, cost of goods sold, and operating expenses for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase (Decrease)
Revenue	$1,287,023	$1,329,054	$(42,031)
Cost of Goods Sold	618,043	617,780	263
Gross Profit	668,980	711,274	(42,294)

Salaries and wages	638,310	398,285	240,025
Rent expense	38,352	38,032	320
Research and development expense	37,160	35,945	1,215
General and administrative expense	638,644	651,367	(12,723)
Impairment on intangible assets	-	2,173,550	(2,173,550)
Impairment on goodwill	265,895	326,254	(60,359)
(Gain) loss on sale of equipment	(50,700)	-	(50,700)
Total operating expenses	1,567,661	3,623,433	(2,055,772)

Loss from operations	(898,681)	(2,912,159)	2,013,478

Net income (loss)	$(1,013,198)	$200,917	$(1,214,115)

Our core business of specialty lab supplies and detector supplies decreased 3% to $1,287,023 in 2013 from $1,329,054 in 2012.  We finished our product catalog and began distributing it to targeted distributors in 2013.  As new distributors are attracted to our products we have seen a moderation of the revenue declines experienced in 2012 and 2011.

Our cost of goods sold increased in the period ending December 31, 2013, as compared to December 31, 2012, due primarily to the reduced levels of sales.  The gross margin percentage was 52% for 2013 and 54% for 2012.  We are working to increase gross margins through working with current vendors to obtain more favorable costing or identifying and qualifying new vendors who offer more favorable pricing without compromising quality.  Our gross margin percent is also influenced by the sales mix, with the detectors and detector supplies carrying higher gross margins than the more generic lab supplies.

Salaries and wages increased by $240,025 in 2013 as compared to 2012 due to the $248,438 non-cash compensation charge taken for the issuance of stock to the Chief Executive Officer.  Were that charge to be excluded, salary expense in 2013 would have been reduced by $8,413 as compared to 2012.  Salary and wage reductions implemented early in 2012 for all employees remain in place at December 31, 2013.

General and administrative expenses were $12,723 lower for 2013 as compared to 2012. In 2013, consulting fees of $266,000 were offset by reductions in a number of expense accounts.  Expense levels going forward are expected to increase from the 2013 levels, as increased marketing and advertising costs to promote the sale of our ultra-cold freezers and reefer units will be required.

At the end of 2013 we performed an evaluation of our intangible assets and goodwill for impairment.  Our evaluation determined that the intangible assets were carried on the financial statements at a value which exceeded fair value at December 2013.  An impairment charge of $265,895 was recorded in order to write off the carrying amount of goodwill, as determined by the impairment analysis conducted at December 31, 2013.  With the recording of the non-cash impairment charge we had an operating loss of $898,681 and a net loss of $1,013,198 for the year ended December 31, 2013.

During 2012 we made a decision to focus our efforts on the freezers technology for the pharmaceutical and laboratory business and the cooling system for refrigerated truck trailers.  At the time Cryometrix was acquired the purchase price exceeded the value of the assets, resulting in the recording of goodwill.  With the change in market focus, we determined it likely that the value assigned to the trade secrets and customer lists to be utilized in the computer room cooling market were impaired and that the extent of the impairment could be of such significance that goodwill would also be impaired.  We conducted applicable valuations regarding our intangible assets and goodwill in accordance with accounting requirements utilizing acceptable valuation methodologies, including discounted cash flows, market approach analyses, and other relevant valuation methodologies, as necessary.  At December 31, 2012, we recorded a non-cash impairment charge of $2,173,550 on intangible assets and $326,254 on goodwill. The total impairment charge of $2,499,804, increased our operating loss to $2,912,159.  Due to the $3,428,875 gain on the extinguishment of debt from the retirement of debentures, we generated a net income of $200,917 for the year ended December 31, 2012.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at December 31, 2013, were $251,463, with accounts receivable of $152,583 and inventory of $313,092, net of reserve. Our working capital deficit at December 31, 2013 was $636,869.  This compares to negative working capital of $414,835 at December 31, 2012.  We remain in default on the remaining debentures and will require additional financing to enable the retirement of that debt.

In 2013, net cash required to fund operating activities was $55,625 as compared to net cash used to fund operations of $91,114 in 2012.  We are hopeful that in 2014, with the benefit of continued cost reductions, we will be able to generate positive cash from operating activities.

We will continue to focus our efforts on our core business activities while pursuing capital resources and evaluating potential future acquisitions which fit within and enhance our core business.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah, which expires November 30, 2014.  Future minimum lease payments under the operating lease at December 31, 2013 are $34,100 for this facility.  In addition, we have one automobile lease with future minimum lease payments of $5,895.

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

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief/Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Principal Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective due to the material weaknesses in the Company’s internal control discussed below. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework

(2013). Based on this evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective due to the following material weakness:

Inadequate and Ineffective Controls over the Impairment Assessment for Goodwill, Intangible Assets and Other Long-term Assets:

During the fourth quarter of 2013 we identified certain impairment indicators that led us to perform procedures to assess the possible impairment of our goodwill. While we correctly identified these impairment indicators, we did not have adequate procedures and controls in place to ensure that the requisite analysis to determine the amount of impairment could be conducted in a timely, accurate and complete manner.

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

Remediation plans to improve internal control over financial reporting

The Company plans to implement enhanced documentation, review and supervision process and procedures over impairment-related testing and analyses.  Implementation of such will provide reasonable assurance that the quality and frequency of impairment testing is being properly monitored.

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

Business Experience

Kim Boyce - CEO, Director

Mr. Boyce, 59, is the founder of Reflect Scientific and serves as President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Boyce has over thirty years of experience in manufacturing, sales, distribution and management of scientific products related to companies in the chemical analysis, semiconductor fabrication and optics industries. His responsibilities have included serving as a Western Regional Sales Manager, OEM Special Accounts Manager, Plant Operations Manager and various other senior management positions within these industries.

Thomas Tait - Vice President, Secretary, Director

Mr. Tait, 57, serves as Vice President. Mr. Tait brings experience with accelerated product development, “lean” process management tools, strategic market analysis, and acquisition integration.  Mr. Tait joined us from Danaher Company where he was a Business Manager over a $120 million in sales product line. Prior assignments have included General Manager of HyperQuan Inc., Product Manager J&W Scientific and Project Manager Varian Inc. He also co-founded ChiraTech Inc, a high technology Company that was sold to Thermo Electron Corporation. Mr. Tait holds an MBA in Technology Management from the University of Phoenix and a BS in Chemistry from Clarkson University. He also holds patents in Optics and MEMS technologies.

William G. Moon, Director

Mr. Moon, 64, has over 30 years experience in startup and engineering related companies.  His leadership experience includes assisting in the formation of what became the world’s largest disk drive company, Quantum Corporation, with over 10,000 employees.  He was Principal Engineer and Vice President of Engineering for over twenty years, during which time he co-designed numerous standard-setting disk drives.  During that time, he was a co-founder of a wholly owned Quantum subsidiary, Plus Development, and was key in the invention of the Hardcard, the first hard drive on a plug-in card.  He helped create a partnership with Panasonic for the world’s first totally automated disk drive assembly plant in Japan, producing over 100 million disk drives.  Prior to that, Mr. Moon designed memory products at Hewlett Packard Labs in their Disk Memory Division.  Over the past five years Mr. Moon has served as technical advisor to several companies and has sat on several boards.

Keith Merrell - Chief Financial Officer / Treasurer

Mr. Merrell, 68, serves as our Chief Financial Officer, Treasurer and General Manager.  Mr. Merrell draws on over 30 years of accounting experience to manage all of our accounting functions and to interface with our independent public accountants.  He spent two years in the field of public accounting, and served as Chief Financial Officer or Controller of five companies prior to joining us.  His business career also includes extensive experience in management, sales and marketing, consulting, and merger and acquisition work. He graduated from Arizona State University with a B.S. degree in Accounting.

We believe that, based on education and experience all of our directors are qualified to serve.

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

Based solely on a review of the copies of such forms furnished to us or written representations from certain persons, we believe that during our calendar year ended December 31, 2013, all filing requirements applicable to our officers, directors and 10% stockholders were met by such persons.

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Com- pensation($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation($) (i)	Total Earnings ($) (j)

Kim Boyce CEO & Director	12/31/13 12/31/12 12/31/11	$ 99,996 $101,921 $109,038	- - -	248,437 - 195,098	- - -	- - -	- - -	- - -	$348,433 $101,921 $304,136

Tom Tait VP & Director	12/31/13 12/31/12 12/31/11	$54,610 $60,379 $72,287	- - -	- - -	- - -	- - -	- - -	- - -	$54,610 $60,379 $72,287
Keith Merrell, CFO	12/31/13 12/31/12 12/31/11	$24,292 $35,333 $40,000	- - -	- - -	- - -	- - -	- - -	- - -	$24,292 $35,333 $40,000

Outstanding Equity Awards

At December 31, 2013, there are no outstanding equity awards.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

None	None	None	None	None	None	None	None

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 29, 2014, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Reflect Scientific to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of Reflect Scientific and all executive officers and directors of Reflect Scientific as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

All percentages are calculated based upon a total number of 53,726,967 shares of common stock outstanding as of March 28, 2014, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

		Amount and Nature of	Percentage of Outstanding
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	Common stock

	Principal Shareholders

Common Stock	Kim Boyce 1270 South 1380 West Orem, Utah 84058	28,043,250	52.20%

	Officers and Directors

Common Stock	Kim Boyce	28,043,250	52.20%
Common Stock	Tom Tait	361,000	0.67%
Common Stock	Keith Merrell (1)	75,000	0.14%
Common Stock	William Moon.	250,000	0 .46%
	All directors and executive officers of the Company as a group (Five individuals)	28,729,250 ========	53.47% ======

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

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

At December 31, 2013, the sons of the Company president had advanced $80,000 in funding in the form of interest bearing notes to the Company.  Of the advances, $40,000 was received in 2013 and $40,000 in 2012.  The advances made during the year ended December 31, 2013 bear interest at the rate of 6.00% per annum with the interest paid monthly.  The advances made during the year ended December 31, 2012 bear interest at the rate of 7.75% per annum with the interest paid monthly.  The notes are demand note, with the principal and any unpaid interest payable upon seven days written notice from the note holder.

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

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2013 and 2012:

Fee Category	2013	2012
Audit Fees	$37,200	$37,200
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$37,200	$37,200

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

The Board of Directors has received from Mantyla McReynolds the matters required to be discussed by PCAOB Auditing Standard No. 16 (Communications with Audit Committees).

Item 15. Exhibits

Exhibits

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation	10-SB Registration Statement*
3.2	Articles of Amendment to Articles of Incorporation	10-SB Registration Statement*
3.3	By-Laws	10-SB Registration Statement*
3.4	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.5	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.6	Articles of Amendment	September 30, 2004 10-QSB Quarterly Report*
3.7	By-Laws Amendment	September 30, 2004 10-QSB Quarterly Report*
4.1	Debenture	8-K Current Report dated June 29, 2008*
4.2	Form of Purchasers Warrant	8-K Current Report dated June 29, 2008*
4.3	Registration Rights Agreement	8-K Current Report dated June 29, 2008*
4.4	Form of Placement Agreement	8-K Current Report dated June 29, 2008*
10.1	Securities Purchase Agreement	8-K Current Report dated June 29, 2008*
10.2	Placement Agent Agreement	8-K Current Report dated June 29, 2008*
10.3	JMST Purchase Agreement	8-k Current Report dated April 4, 2006*
10.4	Cryomastor Merger Agreement	8-K Current Report dated April 19, 2006*
10.5	Image Labs Merger Agreement	8-K Current Report dated November 15, 2006*
10.6	All Temp Merger Agreement	8-K Current Report dated November 17, 2006*
	Debenture Settlement	8-K Current Report dated August 17, 2010
14	Code of Ethics	December 31, 2003 10-K Annual Report*
21	Subsidiaries of the Company	December 31, 2006 10-K Annual Report*
31.1	302 Certification of Kim Boyce	This Filing
31.2	302 Certification of Keith Merrell	This Filing
32	906 Certifications	This Filing

* Previously filed with the Securities and Exchange Commission in the form indicated and incorporated by reference

Additional Exhibits Incorporated by Reference

*	Reflect California Reorganization	8-K Current Report dated December 31, 2003
*	JMST Acquisition	8-K Current Report dated April 4, 2006
*	Cryomastor Reorganization	8-K Current Report dated June 27, 2006
*	Image Labs Merger Agreement Signing	8-K Current Report dated November 15, 2006
*	All Temp Merger Agreement Signing	8-K Current Report dated November 17, 2006
*	All Temp Merger Agreement Closing	8-KA Current Report dated November 17, 2006
*	Image Labs Merger Agreement Closing	8-KA Current Report dated November 15, 2006
*	Debenture Placement	8-K Current Reported dated June 29, 2007

* Previously filed and incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REFLECT SCIENTIFIC, INC.

Date:	03/31/2014	By:	/s/Kim Boyce
Kim Boyce, Chief Executive Officer and Director

Date:	03/31/2014	By:	/s/Keith Merrell
Keith Merrell, Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	03/31/2014	By:	/s/Kim Boyce
Kim Boyce, CEO and Director

Date:	03/31/2014	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	03/31/2014	By:	/s/William Moon
William Moon, Director

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Reflect Scientific, Inc. and Subsidiaries

Orem, Utah

We have audited the accompanying consolidated balance sheets of Reflect Scientific, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reflect Scientific, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has experienced recurring losses from operations and has negative working capital.  The Company is also in default on its debentures. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 31, 2014

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31, 2013	December 31, 2012

CURRENT ASSETS

Cash	$251,463	$260,575
Accounts receivable, net	152,583	139,932
Inventory, net	313,092	365,394
Prepaid assets	3,100	105,767

Total Current Assets	720,238	871,668

FIXED ASSETS, NET	1,226	9,645

OTHER ASSETS

Intangible assets, net	73,184	112,326
Goodwill	60,000	325,895
Deposits	3,100	3,100

Total Other Assets	136,284	441,321

TOTAL ASSETS	$857,748	$1,322,634

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	December 31, 2013	December 31, 2012

CURRENT LIABILITIES

Accounts payable	$43,430	$90,984
Short-term lines of credit	30,526	74,713
Convertible debenture	650,000	650,000
Interest payable	529,875	419,625
Customer deposits	1,060	-
Accrued expenses	22,116	11,081
Loan from related party	80,000	40,000
Income taxes payable	100	100

Total Current Liabilities	1,357,107	1,286,503

Total Liabilities	1,357,107	1,286,503

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 53,726,967 and 47,213,634 shares issued and outstanding, respectively	537,269	472,136
Additional paid in capital	18,391,300	17,978,725
Accumulated deficit	(19,427,928)	(18,414,730)

Total Shareholders’ Equity (Deficit)	(499,359)	36,131

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$857,748	$1,322,634

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2013	2012

REVENUES	$1,287,023	$1,329,054

COST OF GOODS SOLD	618,043	617,780

GROSS PROFIT	668,980	711,274

OPERATING EXPENSES
Salaries and wages	638,310	398,285
Rent expense	38,352	38,032
Research and development expense	37,160	35,945
General and administrative expense	638,644	651,367
Impairment on intangible assets	-	2,173,550
Impairment on goodwill	265,895	326,254
(Gain) loss on sale of fixed asset	(50,700)	-
Total Operating Expenses	1,567,661	3,623,433

OPERATING LOSS	(898,681)	(2,912,159)

OTHER INCOME (EXPENSE)
Other income	3,554	-
Interest expense	(118,071)	(315,799)
Gain on extinguishment of debt	-	3,428,875

Total Other Income (Expenses)	(114,517)	3,113,076

NET INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(1,013,198)	200,917

Income tax expense	-	-

NET INCOME (LOSS)	$(1,013,198)	$200,917

NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$(0.02)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	46,918,794	45,409,379

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

	Preferred Stock		Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2011	-	$ -	44,791,890	$ 447,919	$17,810,045	$(18,615,647)	$(357,683)
Common stock issued through PPM	-	-	937,500	9,375	65,625	-	75,000
Common stock issued for consulting services	-	-	1,484,244	14,842	103,055	-	117,897
Net income for the year ended December 31, 2012	-	-	-	-	-	200,917	200,917
Balance, December 31, 2012	-	-	47,213,634	472,136	17,978,725	(18,414,730)	36,131
Common stock returned pursuant to agreement	-	-	(1,130,000)	(11,300)	11,300	-	-
Common stock issued to employee	-	-	3,975,000	39,750	208,687	-	248,437
Common stock issued for consulting services	-	-	3,668,333	36,683	192,588	-	229,271
Net loss for the year ended December 31, 2013	-	-	-	-	-	(1,013,198)	(1,013,198)
Balance, December 31, 2013	-	$ -	53,726,967	$ 537,269	$18,391,300	$(19,427,928)	$(499,359)

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31, 2013	For the Years Ended December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,013,198)	$200,917
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	8,419	9,597
Amortization	39,142	278,076
Stock based compensation	248,437	-
Common stock issued for services/interest	229,271	117,897
(Gain) Loss on sale of assets	(50,700)	-
Impairment of long-lived assets	-	2,173,550
Impairment of goodwill	265,895	326,254
Gain on extinguishment of debt	-	(3,428,875)
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	(12,651)	3,346
(Increase) / decrease in inventory	52,302	27,610
(Increase) / decrease in prepaid asset	102,667	(102,667)
Increase / (decrease) in accounts payable and accrued expenses	(35,459)	(5,069)
Increase / (decrease) in interest payable	110,250	308,250
Net Cash from Operating Activities	(55,625)	(91,114)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	50,700	-
Net Cash from Investing Activities	50,700	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	4,794	19,099
Payments made against lines of credit	(48,981)	(54,107)
Issuance of common stock for cash	-	75,000
Principal payments on debenture debt	-	(75,000)
Proceeds from Related Party Note	40,000	40,000
Net Cash from Financing Activities	(4,187)	4,992

NET INCREASE (DECREASE) IN CASH	(9,112)	(86,122)

CASH AT BEGINNING OF PERIOD	260,575	346,697

CASH AT END OF PERIOD	$251,463	$260,575

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$7,853	$5,549
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

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

The Company charged $0 to bad debt expense for the years ended December 31, 2013 and 2012. An analysis of the allowance for doubtful accounts balance at December 31, 2013 determined that no change was required from the $18,714 reserve at December 31, 2012.

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

h. Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $16,321 and $22,326 of advertising expense during the years ended December 31, 2013, and 2012, respectively.

i. Newly Issued Accounting Pronouncements

Unrecognized Tax Benefit – In July 2013 the FASB issued a revised accounting standard which clarifies than an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.  In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This standard is effective prospectively for fiscal years and interim periods within those years, beginning after December 15, 2013.  Retrospective application is permitted.  The Company will adopt this this standard in the first quarter of 2014 and does not expect the adoption to have a material impact on its financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

j. Earnings per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended December 31,
	2013	2012
Net income (loss) (numerator)	$(1,013,198)	$200,917
Shares (denominator)	46,918,794	45,409,379
Net income (loss) per share amount	$(0.02)	$0.00

As of December 31, 2013 and December 31, 2012 the Company had 1,000,000 shares of outstanding common stock equivalents, which are warrants attached to the outstanding and unpaid debentures.  The warrants were not used in calculating dilutive net loss per share for 2013, as their inclusion would be anti-dilutive.  The warrants were not used in calculating dilutive earnings per share for 2012, as the conversion price exceeded the average market price for the year.  This would cause their inclusion to be anti-dilutive.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2013 and 2012, it did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2013 and 2012 relating to unrecognized benefits.

m. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, which include Cryometrix (previously Cryomastor).  All subsidiaries are wholly owned.  All material intercompany accounts and transactions are eliminated in consolidation.

n. Research and development expense

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standard Codification Topic 730 “Research and Development".  Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company had $37,160 and $35,945 in research and product development for the years ended December 31, 2013 and 2012, respectively.

o. Stock Based Compensation

The Company applies the provisions of FASB ASC Topic 718 “Stock Based Compensation” which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements.  The Company recorded $248,437 and $0 in stock compensation expense for the years ended December 31, 2013 and 2012.

p. Intangible Assets

Intangible assets include trademarks, trade secrets, patents, customer lists and goodwill acquired through acquisition of subsidiaries.  The patents have been registered with the United States Patent and Trademarks Office.  The costs of obtaining patents are capitalized as incurred.  Intangibles, except for goodwill, are amortized over their estimated useful lives.  The Company regularly evaluates whether events or circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary. See Note 13 for information regarding the impairment of definite-lived intangibles and long-lived assets during the years ended December 31, 2013 and 2012.

q. Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is tested for impairment, at a reporting unit level, annually and when events and circumstances warrant an evaluation. The Company evaluates goodwill on an annual basis, as of the end of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment. In making this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, business trends and market conditions. See Note 13 for information regarding the impairment of goodwill for the years ended December 31, 2013 and 2012.

NOTE 3   GOING CONCERN

The Company is currently in default on the remainder of its issued and outstanding debentures.  While the Company worked diligently to secure funding to enable it to retire the majority of the debenture obligations, there can be no assurance that funding will be available to retire the remainder of the outstanding debentures and, if funds are available, that the terms will be favorable to the Company.  The Company also continues to accumulate significant operating losses and has negative working capital.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has taken a number of actions to reduce expenses. Management is seeking additional funding through the capital markets to facilitate the settlement of the remaining debentures, as well as to provide operating capital for its operations. However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 4 -

FIXED ASSETS

Fixed assets and related depreciation for the period are as follows:

	December 31, 2013	December 31, 2012
Machinery and equipment	$132,002	$162,460
Furniture and fixtures	2,697	2,697
Computer and office equipment	2,390	2,390
Leasehold improvements	10,164	10,164
Accumulated depreciation	(146,027)	(168,066)

Total Fixed Assets	$1,226	$9,645

Depreciation expense for the years ended December 31, 2013, and 2012, was $8,419 and $9,597, respectively.

NOTE 5 -

INVENTORIES

Inventory consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Raw materials	$47,464	$118,661
Finished goods, net	265,628	246,733

Total Inventory	$313,092	$365,394

NOTE 6-

COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases its office and warehouse space under a non-cancelable lease agreement accounted for as operating leases.  The Company also leases an automobile under a similar non-cancelable lease agreement, which is also accounted for as an operating lease.

Building Lease - Orem, Utah: The Company leases a manufacturing and office facility with 6,000 square feet of space.  We lease this facility at $3,200 per month through August 31, 2012, at which time the lease changed to $3,100 per month to the expiration of the lease on November 30, 2014.

Rent expense was $38,352 and $38,032 for the years ended December 31, 2013, and 2012, respectively.

Automobile Lease – The Company currently leases one vehicle with a monthly lease payment of $655 per month.  The automobile lease was to expire on September 30, 2013, but was extended to September 30, 2014 at the same terms.

Automobile lease expense was $7,860 and $7,860 for the years ended December 31, 2013, and 2012, respectively.

Minimum rental payments under the non-cancelable operating leases are as follows:

Years ending December 31,	Amount
2014	$39,995
Thereafter	-

$39,995

NOTE 7 -

PREFERRED STOCK

In November 2004 the Company amended its Articles of Incorporation so as to authorize 5,000,000 shares of preferred stock. Of this total, 750,000 shares have been designated as “Series A Convertible Preferred Stock”. As of December 31, 2013 and 2012, no shares of the preferred stock are issued and outstanding.

Dividends

The holders of the Series A Preferred Stock would be entitled to dividends at the rate of 8 percent per year of the liquidation preference of $1.00 per share, payable annually, if and when declared by the board of directors.  Dividends are not cumulative and the board of directors is under no obligation to declare dividends.

Convertibility

Upon the potential approval by the Board of Directors, Series A Preferred Stock may be convertible into the Company’s common stock by dividing $1.00 plus any unpaid dividends by 50% of the five day average closing bid price of the common shares.

NOTE 8 -

COMMON STOCK TRANSACTIONS

During the years ended December 31, 2013 and 2012, the following stock transactions occurred:

•

In December 2013, 1,130,000 shares of common stock returned to the Company under an arbitration settlement were cancelled and retired.

•

In December 2013, the Board approved the issuance of 7,686,666 shares of restricted common stock.  Of the total, 3,668,333 shares, valued at $229,271, were issued to business consultants for services rendered and 3,975,000 shares, valued at $248,437, were issued to the President.  The stock valuation was calculated based on the closing price as of the measurement date.  As the Board authorized this issuance of vested, non-forfeitable common stock on December 30, 2013, the Company has included these shares as outstanding and within the loss per share calculations.  The Company issued these certificates subsequent to year end.

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

NOTE 9 -

CONCENTRATIONS OF RISK

Cash in Excess of Federally Insured Amount

The Company, at December 31, 2013 and 2012, and at times during those years, had cash balances that may exceed federally insured limits.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with respect to its cash balances.

Sales and Accounts Receivable

The Company has three major customers who represent a significant portion of revenue.  These three customers represented 59% and 60% of total sales revenue for the year ended December 31, 2013 and 2012, respectively.  At December 31, 2013 and 2012, accounts receivable balances from these customers represent 63% and 72%, respectively, of the total receivables.  The Company has strong relationships with each of these customers and does not believe this concentration poses a significant risk due to those long-term relationships and uniqueness of the products they purchase from the Company.

NOTE 10 -

LINE OF CREDIT

The Company has a credit line with a commercial bank of $100,000 secured by its inventory and accounts receivable bearing a variable interest rate, which was 5.50% as of the balance sheet date, and automatically renews so long as the Company is in compliance with the loan covenants. As of December 31, 2013, there was a balance due on the line in the amount of $30,524. The line automatically renews on April 1 of each year.

The Company has an additional credit line with a different commercial bank of $50,000 secured by its inventory and accounts receivable bearing a fixed interest rate, which was 7.75% as of the balance sheet date, and automatically renews so long as the Company is in compliance with the loan covenants. As of December 31, 2013, there was a balance due on the line in the amount of $2.  The line automatically renews on June 7 of each year.

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

At December 31, 2013, the remaining outstanding indebtedness for the debentures and penalty resulting from forfeiture was $650.000. Assuming all debentures were converted, 1,000,000 shares of restricted common stock would be issued.  The debentures now bear an 18% interest rate.

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

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2013 and 2012 and changes during the period then ended is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2012	4,151,895	$0.90
Granted	-	-
Expired/Cancelled	4,151,895	0.90
Exercised	-	-
Outstanding, December 31, 2012	-	-
Granted	-	-
Expired/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2013	-	$-
Exercisable	-	$-

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

The Company granted options to purchase 5,000,000 shares of common stock to key directors on December 31, 2007.  On June 13, 2008, the Company granted options to purchase 66,660 shares of common stock to employees. On December 31, 2009, the Company granted options to purchase 5,176,660 shares of common stock to certain officers, directors and employees.  In July 2010 the Company cancelled 5,066,660 options which had been issued prior to December 2009.  In April 2011 the Company cancelled the 5,176,000 options which were issued on December 31, 2009.   At December 31, 2013, there are no stock options outstanding.

As of December 31, 2013, there was no unrecognized compensation cost related to stock options granted and subsequently cancelled under the Plan.

NOTE 13 – INTANGIBLE ASSETS AND GOODWILL

INTANGIBLE ASSETS

Definite lived intangible assets are stated at cost and amortized using the straight-line method.  The lives over which the intangible assets are amortized range from 2 to 3 years.  The weighted average remaining life over which the intangible assets will be amortized is 2.00 years.

For the year ended December 31, 2012, a definite-lived intangibles impairment charge of $2,173,550 was also recorded. Specifically, the definite-lived intangibles have been assessed for impairment due to indicators such as discontinuance of current or potential product-lines, reduced or eliminated projected cash flows, and other indicators. Measurement of the amount of impairment was based upon the difference between the asset’s carrying value and estimated fair value.  Fair value was determined through various valuation techniques, which involved judgments related to future cash flows and the application of the appropriate valuation model.

Intangible assets and related amortization and impairment for the period are as follows:

December 31, 2013
	Cost	Accumulated Amortization	Impairment Charge	Net Book Value
Patents	$ 1,403,045	$ 1,354,013	$ -	$ 49,032
Customer lists	414,532	390,380	-	24,152

Totals	$ 1,817,577	$ 1,744,393	$ -	$ 73,184

December 31, 2012
	Cost	Accumulated Amortization	Impairment Charge	Net Book Value

Trade Secrets	$ 200,807	$ 129,247	$ 71,560	$ -
Patents	3,339,567	1,325,222	1,936,522	77,823
Customer lists	580,000	380,029	165,468	34,503

Totals	$ 4,120,374	$ 1,834,498	$ 2,173,550	$ 112,326

Amortization expense for the years ended December 31, 2013, and 2012, was $39,142 and $278,076, respectively.

The following is a listing of the estimated amortization expense for the next five years:

Amortization of:	2014	2015	2016	2017	2018
Patents	$ 28,790	$ 18,376	$ 1,866	$ -	$ -
Customer lists	10,351	10,351	3,450	-	-

Total amortization	$ 39,141	$ 28,727	$ 5,316	$ -	$ -

GOODWILL

In regard to goodwill, during the fourth quarter of each year, and when events and circumstances warrant an evaluation, the Company performs an annual impairment assessment of goodwill, which requires the use of a fair-value based analysis.  The Company compared the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill.  Based on this analysis, the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of goodwill, and impairment losses of $265,895 and $326,254 were recognized for the years ended December 31, 2013 and 2012, respectively.

The resultant changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2013 are as follows:

Goodwill:
	Balance at December 31, 2012:
	Goodwill	$ 652,149
	Accumulated impairment losses	-
	Impairment loss during the year	(326,254)

	Balance at December 31, 2012	$ 325,895

	Balance at December 31, 2013:
	Goodwill	$ 652,149
	Accumulated impairment losses	(326,254)
	Impairment loss during the year	(265,895)
	Balance at December 31, 2013	$ 60,000

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

As sales did not reach or exceed the triggering threshold, no royalty payments were made under the royalty agreement during 2013 and 2012.

NOTE 15 – INCOME TAXES

The provision (benefit) for income taxes for the year ended December 31, 2013 and 2012 consist of the following:

	2013	2012
Federal:
Current	$-	$-
Deferred	173,800	75,000
State:
Current	-	-
Deferred	26,400	3,900
Valuation allowance	(200,200)	(78,900)
	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012 expected to be realized at a future combined tax rate of 38%:

	2013	2012
Deferred tax assets (liabilities):

NOL Carryover	$2,330,100	$2,123,200
Stock Based Compensation	-	-
Depreciation and Amortization	1,031,600	1,080,300

R&D Tax Credits	39,100	39,100
Debenture Interest Payable	201,400	159,500
Other Reserves	14,500	14,400
Valuation Allowance	(3,616,700)	(3,416,500)
Net deferred tax asset (liability)	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the year ended December 31, 2013 and 2012 due to the following.

	2013	2012

Book income (loss)	$(344,487)	$68,312
Effects of:
Nondeductible Expenses	3,047	80,804
Stock for Services	181,529	115,416
State Tax Effect, net of Federal Benefit	(40,528)	8,037
Other, net	239	(69)
Change in Valuation Allowance	200,200	(272,500)
	$-	$-

At December 31, 2013, the Company had net operating loss carryforwards of approximately $6,132,000 that may be offset against future income from the year 2014 through 2033.  No tax benefit has been reported in the December 31, 2013 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.  In addition the Company had research and development tax credit carryforwards of $39,100 which expire through 2028.  During 2013 the Company evaluated its deferred tax assets and concluded that none of the asset is currently realizable and that a full valuation allowance should be recorded.  The valuation allowance increased by $200,200 and leaves the Company with a net deferred tax asset of $0 as of December 31, 2013.

At December 31, 2013 there are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The tax years 2010 through 2013 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

NOTE 16 – RELATED PARTY TRANSACTIONS

Notes Payable

At December 31, 2013, the sons of the Company’s president had advanced $80,000 in funding in the form of interest bearing notes to the Company.  Of the advances, $40,000 was received in 2013 and $40,000 in 2012.  The advances made during the year ended December 31, 2013 bear interest at the rate of 6.00% per annum with the interest paid monthly.  The advances made during the year ended December 31, 2012 bear interest at the rate of 7.75% per annum with the interest paid monthly.  The notes are demand notes, with the principal and any unpaid interest payable upon seven days written notice from the note holder.

During the year ended December 31, 2012, a shareholder forgave $24,000 previously loaned to the Company.