Form 10-Q
period 2014-03-31
REFLECT SCIENTIFIC INC
filed 2014-05-15
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Class

Outstanding as of May 14, 2014

53,726,967 shares of $0.01 par value common stock on May 14, 2014

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of March 31, 2014, and December 31, 2013

              5

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2014 and 2013

 7

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2014 and 2013

 8

Notes to Condensed Consolidated Financial Statements

 9

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

13

 Item 4:  Controls and Procedures

13

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

March 31, 2014

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	March 31, 2014	December 31, 2013

CURRENT ASSETS

Cash	$326,813	$251,463
Accounts receivable, net	166,560	152,583
Inventories	294,423	313,092
Prepaid assets	3,100	3,100

Total Current Assets	790,896	720,238

FIXED ASSETS, NET	892	1,226

OTHER ASSETS

Intangible assets, net	63,399	73,184
Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	126,499	136,284

TOTAL ASSETS	$918,287	$857,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	March 31, 2014	December 31, 2013

CURRENT LIABILITIES

Accounts payable	$70,602	$43,430
Short-term lines of credit	27,981	30,526
Convertible debenture	650,000	650,000
Interest payable	559,125	529,875
Accrued expenses	3,559	22,116
Loan from related party	80,000	80,000
Customer deposits	185	1,060
Income taxes payable	100	100

Total Current Liabilities	1,391,552	1,357,107

Total Liabilities	1,391,552	1,357,107

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 53,726,967 and 53,726,967 issued and outstanding, respectively	537,269	537,269
Additional paid in capital	18,391,300	18,391,300
Accumulated deficit	(19,401,834)	(19,427,928)

Total Shareholders’ Deficit	(473,265)	(499,359)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$918,287	$857,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
REVENUES	$402,442	$268,694

COST OF GOODS SOLD	163,783	141,691

GROSS PROFIT	238,659	127,003

OPERATING EXPENSES
Salaries and wages	98,778	92,750
Rent expense	8,768	9,412
Research and development expense	5,763	9,496
General and administrative expense	68,173	102,025
Total Operating Expenses	181,482	213,683

OPERATING INCOME (LOSS)	57,177	(86,680)

OTHER EXPENSE
Interest expense - other	(1,833)	(1,972)
Interest on debentures	(29,250)	(22,500)

Total Other Expenses	(31,083)	(24,472)

NET INCOME (LOSS) BEFORE TAXES	26,094	(111,152)

Provision for income taxes	-	-

NET INCOME (LOSS)	$26,094	$(111,152)

NET INCOME (LOSS) PER SHARE - BASIC	$0.00	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	$53,726,967	$47,213,634

NET INCOME (LOSS) PER SHARE - DILUTED	$0.00	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	53,726,967	47,213,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Three Months Ended

March 31,

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$26,094	$(111,152)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	334	2,303
Amortization	9,785	8,971
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(13,977)	19,427
(Increase)/decrease in inventory	18,669	13,414
(Increase)/decrease in prepaid assets	-	28,000
Increase/(decrease) in accounts payable and accrued expenses	8,615	(54,906)
Increase (decrease) in interest payable	29,250	22,500
Increase/(decrease) in customer deposits	(875)	-
Net Cash from Operating Activities	77,895	(71,443)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	-	4,794
Payments made on lines of credit	(2,545)	(3,336)
Net Cash from Financing Activities	(2,545)	1,458

NET INCREASE (DECREASE) IN CASH	75,350	(69,985)
CASH AT BEGINNING OF PERIOD	251,463	260,575
CASH AT END OF PERIOD	$326,813	$190,590

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$1,833	$1,972
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2013 financial statements.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Management has taken a number of actions to reduce expenses. Management continues to seek additional funding through the capital markets to facilitate the settlement of the remaining debentures and continue to commercialize its patented detector and refrigeration products, as well as to provide operating capital for its operations.  However, there can be no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 4 – DEFAULT ON CONVERTIBLE DEBENTURES

At March 31, 2014, the remaining outstanding convertible debentures in default were $650,000, including penalties.  The debentures bear an 18% interest rate.  The Company accrued an additional $29,250 in interest during the quarter ended March 31, 2014.  The total accrued interest on this remaining debenture was $559,125 as of March 31, 2014.  Assuming the debentures were converted, 1,000,000 shares of restricted common stock would be issued.  The Company excluded these from its dilutive net (income) loss per share for as the inclusion would be anti-dilutive.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2014, two sons of the Company’s president had loaned $80,000 in the form of interest bearing notes to the Company.  The notes issued during 2012, with a principal amount of $40,000, bear interest at the rate of 7.75% per annum with the interest paid monthly.  The notes issued during 2013, with a principal amount of $40,000, bear interest at the rate of 6.00% per annum with the interest paid monthly. All notes are demand notes, with the principal and any unpaid interest payable upon seven days written notice from the note holder.

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

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity:  In April 2014, the Financial Accounting Standards Board issued guidance that changes the threshold for reporting discontinued operations and adds new disclosures.  The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.”  For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pre-tax earnings of the disposed component.  For public business entities, this guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

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

•

Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest;

•

Changes in U.S., global or regional economic conditions;

•

Changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company’s access to, or increase the cost of, external financing for our operations and investments;

•

Increased competitive pressures, both domestically and internationally;

•

Legal and regulatory developments, such as regulatory actions affecting environmental activities;

•

The imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls;

•

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2014, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Plan of Operation and Business Growth

Our focus over the coming months will be to increase the sales of our life science consumables and detectors while, at the same time, continuing to work on the commercialization of our liquid nitrogen refrigeration products.  Of those liquid nitrogen refrigeration products, the refrigerated trailer, known as a “reefer”, is receiving highest priority.  We have our first manufactured unit operational and are currently conducting road tests to collect data as to its efficiency and reliability.

We also continue to focus on the expansion of our detector line and developing alliances with contract manufacturers for our ultra-low temperature freezers and reefer units.  Our new detector unit was introduced into the marketplace in late 2013 to very positive reviews, and sales for the first three months of 2014 have been very encouraging.  We believe that its enhanced functionality, coupled with its low cost, will provide us with a competitive edge over products currently being sold in that specialized market.

Our revenues during the reporting period increased nearly 50% during 2014 compared to 2013 revenues.

Results of Operations

Three Months Ended March 31, 2014 and 2013

	For the three months ended March 31,
	2014	2013	Change
Revenues	$402,442	$268,694	$133,748
Cost of goods sold	163,783	141,691	22,092
Gross profit	238,659	127,003	111,656
Operating expenses	181,482	213,683	(32,201)
Other income (expense)	(31,083)	(24,472)	6,611
Net Income (loss)	$26,094	$(111,152)	$137,246

Revenues increased during the quarter ended March 31, 2014, to $402,442 from $268,694 for the quarter ended March 31, 2013, an increase of $133,748.  All of the revenues were generated from our specialized laboratory supplies and detector sales, as we work to continue to refine and commercialize the ultra low temperature freezer technologies.  Sales were significantly higher for both our specialized laboratory supplies and our detectors.  The completion and distribution of our catalog, coupled with the implementation of web site ordering capability resulted in the significantly higher sales.  The new detector has been very well received, showing strong sales for the three months ended March 31, 2014.

With increased sales during the reporting period, cost of goods sold increased in the quarter ending March 31, 2014, as compared to March 31, 2013 to $163,783 from $141,691, an increase of $22,092. The gross profit   percentage improved to 59% for the three months ended March 31, 2014, compared to 47% for the three months ended March 31, 2013.  The increase in gross profit percentage relates primarily to the mix of product sales, with much of the revenue increase during the reporting period coming from the products which carry high profit margins.  In addition, we continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

As a result of our continued focus on operating expenses we realized a reduction of operating expenses in the current period.  Operating expenses for the three months ended March 31, 2014 were $181,482, which represents a decrease of $32,201 from the $213,683 in operating expenses recorded for the three month period ended March 31, 2013.  The decrease results primarily from reductions in consulting fees, with increases in salaries, payroll taxes, licensing offset by decreases in travel expenses and research and development costs.  Operating expenses for the remaining reporting periods in 2014 are expected to remain close to the expense levels shown for the period of this report.

The net income for the three month period ended March 31, 2014 was $26,094, a $137,246 improvement from the $111,152 net loss for the three month period ended March 31, 2013.  Management is pleased that their work to increase sales and reduce expense levels has achieved a profit and will continue to look for opportunities to improve gross margins and reduce ongoing operating expenses in order to further enhance profitability.

The net profit for the three months ended March 31, 2014 was $0.00 per share on both a basic and fully diluted basis.  The net loss for the three months ended March 31, 2013 was $0.01 per share.  The outstanding convertible debt were not used in calculating the net (income) loss per share for the three months ended March 31, 2014 and 2013, as the inclusion would be anti-dilutive.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at March 31, 2014, were $326,813, with accounts receivable of $166,560 and inventory of $294,423. To date we have relied on revenues and sales of equity and debt securities for our cash resources.   Our working capital deficit on March 31, 2014, was $600,656, due primarily to the $650,000 in outstanding debentures and $559,125 in accrued interest on those debentures.  Working capital on December 31, 2013 was a deficit of $636,869.  Management is working to obtain financing to enable it to retire the remaining outstanding debentures and provide the capital needed to commercialize the low temperature freezer and refrigeration technology.  There can be no assurance that funds will be available, or that terms of available funds will be acceptable to the Company.  The inability of the Company to obtain funding at acceptable terms could negatively impact its ability to execute its business plan.

For the three month period ended March 31, 2014, net cash provided from operating activities was $77,895 which compares to $71,443 of net cash used for operating activities for the three month period ended March 31, 2013.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  Future minimum lease payments under the operating lease at March 31, 2014 are $34,100 for that facility.  In addition, we have automobile leases with future minimum lease payments of $5,895.

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

(b)

Changes in Internal Control Over Financial Reporting.

During the fourth quarter of 2013, we identified certain impairment indicators that led us to perform procedures to assess the possible impairment of our goodwill.  While we correctly identified these impairment indicators, we did not have adequate procedures and controls in place to ensure that the requisite analysis to determine the amount of impairment could be conducted in a timely, accurate and complete manner.  During the three months ended March 31, 2014 we have been implementing enhanced documentation, review and supervision processes and procedures over impairment-related testing and analysis.  We anticipate that those changes will be fully implemented during the next three months, and that such implementation will provide reasonable assurance that the quality and frequency of impairment testing is being properly monitored, and that those revised and implemented disclosure controls and procedures will be effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None; not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2014, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

At March 31, 2014, the remaining outstanding convertible debentures in default were $650,000, including penalties.  The debentures bear an 18% interest rate.  The Company accrued an additional $29,250 in interest during the quarter ended March 31, 2014.  The total accrued interest on this remaining debenture was $559,125 as of March 31, 2014.  Assuming the debentures were converted, 1,000,000 shares of restricted common stock would be issued.

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

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reflect Scientific, Inc.

(Registrant)

Date:

May 15, 2014

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

May15, 2014

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

May 15, 2014

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial

Officer