Form 10-Q
period 2014-06-30
REFLECT SCIENTIFIC INC
filed 2014-08-14
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Class

Outstanding as of August 14, 2014

53,726,967 shares of $0.01 par value common stock on August 14, 2014

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of June 30, 2014, and December 31, 2013

              5

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2014 and 2013

  7

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2014 and 2013

  8

Notes to Condensed Consolidated Financial Statements

  9

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

14

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

June 30, 2014

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	June 30, 2014	December 31, 2013

CURRENT ASSETS

Cash	$367,094	$251,463
Accounts receivable, net	145,903	152,583
Inventories	301,240	313,092
Prepaid assets	3,100	3,100

Total Current Assets	817,337	720,238

FIXED ASSETS, NET	558	1,226

OTHER ASSETS

Intangible assets, net	53,613	73,184
Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	116,713	136,284

TOTAL ASSETS	$934,608	$857,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	June 30, 2014	December 31, 2013

CURRENT LIABILITIES

Accounts payable	$70,710	$43,430
Short-term lines of credit	25,550	30,526
Convertible debenture	650,000	650,000
Interest payable	588,375	529,875
Customer deposits	777	1,060
Accrued expenses	11,723	22,116
Loan from related party	80,000	80,000
Income taxes payable	100	100

Total Current Liabilities	1,427,235	1,357,107

Total Liabilities	1,427,235	1,357,107

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 53,726,967 and 53,726,967 issued and outstanding, respectively	537,269	537,269
Additional paid in capital	18,391,300	18,391,300
Accumulated deficit	(19,421,196)	(19,427,928)

Total Shareholders’ Deficit	(492,627)	(499,359)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$934,608	$857,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES	$378,913	$296,271	$781,355	$564,965

COST OF GOODS SOLD	167,466	125,301	331,249	266,992

GROSS PROFIT	211,447	170,970	450,106	297,973

OPERATING EXPENSES
Salaries and wages	102,259	96,527	201,037	189,277
Rent expense	8,482	9,412	17,250	18,824
Research and development expense	5,654	7,671	11,417	17,167
General and administrative expense	84,177	116,026	152,350	218,051
Total Operating Expenses	200,572	229,636	382,054	443,319

OPERATING PROFIT (LOSS)	10,875	(58,666)	68,052	(145,346)

OTHER INCOME (EXPENSE)
Other income	812	2,170	812	2,170
Interest expense – other	(1,799)	(1,929)	(3,632)	(3,901)
Interest on debentures	(29,250)	(29,250)	(58,500)	(51,750)

Total Other Income (Expenses)	(30,237)	(29,009)	(61,320)	(53,481)

NET INCOME (LOSS) BEFORE TAXES	(19,362)	(87,675)	6,732	(198,827)

Income tax benefit (expense)	-	-	-	-

NET INCOME (LOSS)	$(19,362)	$(87,675)	$6,732	$(198,827)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	53,726,967	47,213,634	53,726,967	47,213,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

                                                                                                                                      For the

                                                                                                                                       Six Months Ended

                                                                                                                                       June 30,

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,732	$(198,827)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	668	4,488
Amortization	19,571	19,571

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	6,680	15,295
(Increase)/decrease in inventory	11,852	39,620
(Increase)/decrease in prepaid assets	-	56,000
Increase/(decrease) in accounts payable and accrued expenses	75,387	19,617
Increase/(decrease) in customer deposits	(283)	-
Net Cash from Operating Activities	120,607	(44,236)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	-	4,794
Payments made on lines of credit	(4,976)	(6,007)
Net Cash from Financing Activities	(4,976)	(1,213)

NET INCREASE (DECREASE) IN CASH	115,631	(45,449)
CASH AT BEGINNING OF PERIOD	251,463	260,575
CASH AT END OF PERIOD	$367,094	$215,126

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$3,632	$3,901
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2013 financial statements.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

NOTE 4 – DEFAULT ON CONVERTIBLE DEBENTURES

At June 30, 2014, the remaining outstanding convertible debentures in default were $650,000, including penalties.  The debentures bear an 18% interest rate.  The Company accrued an additional $29,250 in interest during the quarter ended June 30, 2014.  The total accrued interest on this remaining debenture was $588,375 as of June 30, 2014.  Assuming the debentures were converted, 1,000,000 shares of restricted common stock would be issued.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2014, two sons of the Company’s president had loaned $80,000 in the form of interest bearing notes to the Company.  The notes issued during 2012, with a principal amount of $40,000, bear interest at the rate of 7.75% per annum with the interest paid monthly.  The notes issued during 2013, with a principal amount of $40,000, bear interest at the rate of 6.00% per annum with the interest paid monthly. All notes are demand notes, with the principal and any unpaid interest payable upon seven days written notice from the note holder.

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

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods:  (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 8 - COMMITMENTS

On May 9, 2014, the Company entered into an automobile lease. Future minimum lease payments under this lease are $23,088 at June 30, 2014, with minimum lease payments of $3,744 due for the remainder of 2014, $7,488 in 2015, $7,488 in 2016, and $4,368 in 2017.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and six month periods ended June 30, 2014, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Plan of Operation and Business Growth

Our efforts continue to be focused on increasing the sales of our life science consumables and detectors while, at the same time, working to commercialize our liquid nitrogen refrigeration products.  Of those liquid nitrogen refrigeration products, the refrigerated trailer, known as a “reefer”, is receiving highest priority.  We have our first manufactured unit operational, have conducted a number of road tests and are currently analyzing the  data collected to validate its efficiency and reliability.

We also continue to focus on the expansion of our detector line and developing alliances with contract manufacturers for our ultra-low temperature freezers and reefer units.  We believe that the enhanced functionality of our new detector, coupled with its low cost, provides us with a competitive edge over products currently being sold in that specialized market.

Concurrent with the development and commercialization of the above products, we have completed our on-line catalog and are making progress in enrolling new distributors for our consumable products.  We believe the upturn in sales during the six months ended June 30, 2014 is validation of those efforts.

Our revenues during the three and six month reporting periods increased  28% and 38%, respectively during 2014 compared to 2013 revenues.

Results of Operations

Three Months Ended June 30, 2014 and 2013

	For the three months ended June 30,
	2014	2013	Change
Revenues	$378,913	$296,271	$82,642
Cost of goods sold	167,466	125,301	42,165
Gross profit	211,447	170,970	40,477
Operating expenses	200,572	229,636	(29,064)
Other income (expense)	(30,237)	(29,009)	1,228
Net income (loss)	$(19,362)	$(87,675)	$68,313

Revenues increased during the quarter ended June 30, 2014, to $378,913 from $296,281 for the quarter ended June 30, 2013, an increase of $82,642.  We believe the upward trend of revenues seen during the quarter result from the completion of our catalog and web site, as well as the addition of new distributors. All of the revenues generated during the three month period ended June 30, 2014 were from our specialized laboratory supplies and detector sales. We are continuing work to refine and commercialize the ultra low temperature freezer technologies, and have engaged a consulting group to identify and qualify potential customers for those technology products.

With increased sales during the reporting period, cost of goods increased in the quarter ending June 30, 2014, as compared to June 30, 2013 to $167,466 from $125,301, an increase of $42,165. The gross profit percentage decreased to 56% for the three months ended June 30, 2014, compared to 58% for the three months ended June 30, 2013.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

As a result of our continued focus on operating expenses we realized a reduction of operating expenses in the current period.  This reduction is the result of cost reduction efforts implemented by management and an ongoing quest to gain additional operating efficiencies.  Operating expenses for the three months ended June 30, 2014 were $200,572, which represents a decrease of $29,064 from the $229,636 in operating expenses recorded for the three month period ended June 30, 2013.  The decrease results primarily from reductions in consulting expense, offset in part by increases in advertising costs and license fees. Operating expenses for the remaining six months of 2014 are expected to approximate the expense levels shown for the three month period ended June 30, 2014.

The net loss for the three month period ended June 30, 2014 was $19,362, an improvement of $68,313 from the $87,675 loss for the three month period ended June 30, 2013.  Management continues to look for opportunities to increase sales, improve gross margins and reduce ongoing operating expenses

The net loss for both of the three months ended June 30, 2014 and June 30, 2013 was $0.01 per share.

Six Months Ended June 30, 2014 and 2013

	For the six months ended June 30,
	2014	2013	Change
Revenues	$781,355	$564,965	$216,390
Cost of goods sold	331,249	266,992	64,257
Gross profit	450,106	297,973	152,133
Operating expenses	382,054	443,319	(61,265)
Other income (expense)	(61,320)	(53,481)	7,839
Net loss	$6,732	$(198,827)	$205,559

Revenues increased during the six month period ended June 30, 2014, to $781,355 from $564,965 for the six month period ended June 30, 2013, an increase of $216,390.  All of the revenues were generated from our specialized laboratory supplies and detector sales, as we work to continue to refine and commercialize the ultra low temperature freezer technologies.  We completed our catalog web site and have distributed our catalog to a number of potential new distributors.  We have brought on additional distributors to expand the distribution channels for our products.

Due to the increase in sales, cost of goods in the six month period ending June 30, 2014 increased by $64,257, to $331,249 from $266,992 for the six month period ended June 30, 2013. The gross profit percentage increased to 58% for the six month period ended June 30, 2014, compared to 53% for the six months ended June 30, 2013.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

Continued focus to reduce operating expenses resulted in a reduction of $61,265 in the current six month period.  This reduction is the result of cost reduction efforts implemented by management and an ongoing quest to gain additional operating efficiencies.  Operating expenses for the six months ended June 30, 2014 were $382,054, compared to $443,319 shown for the six month period ended June 30, 2013.

Net income for the six month period ended June 30, 2014 was $6,732, a $205,559 improvement from the

$198,827 net loss for the six month period ended June 30, 2013.  Management continues to look for opportunities to increase revenue, improve gross margins and reduce ongoing operating expenses in order to achieve profitability.

Earnings per share for the six months ended June 30, 2014 was $0.00 per share.  The net loss for the six months ended June 30, 2013 was $0.01 per share.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at June 30, 2014, were $367,094, with accounts receivable of $145,903 and inventory of $301,240. To this time we have relied on revenues and sales of equity and debt securities for our cash resources.   Our working capital deficit on June 30, 2014, was $609,898, due primarily to the $650,000 in outstanding debentures and $588,375 in accrued interest on those debentures.  Working capital on December 31, 2013 was a deficit of $636,869.  Management is working to obtain financing to enable it to retire the remaining outstanding debentures and provide the capital needed to commercialize the low temperature freezer and refrigeration technology.  There can be no assurance that funds will be available, or that terms of available funds will be acceptable to the Company.  The inability of the Company to obtain funding at acceptable terms could negatively impact its ability to execute its business plan.

For the six month period ended June 30, 2014, net cash provided from operating activities was $120,607 which compares to $44,236 net cash used for operating activities for the six month period ended June 30, 2013.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  Future minimum lease payments under the operating lease at June 30, 2014 are $15,500 for that facility.  In addition, on May 9, 2014, the Company entered into an automobile lease. Future minimum lease payments under this lease are $23,088 at June 30, 2014, with minimum lease payments of $3,744 due for the remainder of 2014, $7,488 in 2015, $7,488 in 2016, and $4,368 in 2017.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not required.

Item 4.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are not effective due to the material weaknesses in the Company’s internal control discussed below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote

(b)

Changes in Internal Control Over Financial Reporting.

During the fourth quarter of 2013, we identified certain impairment indicators that led us to perform procedures to assess the possible impairment of our goodwill. While we correctly identified these impairment indicators, we did not have adequate procedures and controls in place to ensure that the requisite analysis to determine the amount of impairment could be conducted in a timely, accurate and complete manner.  During the six months ended June 30, 2014 we have been implementing enhanced documentation, review and supervision processes and procedures over impairment-related testing and analysis.  Those changes are now fully implemented and their implementation provides reasonable assurance that the quality and frequency of impairment testing is being properly monitored.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None; not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2014, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

At June 30, 2014, the remaining outstanding convertible debentures in default were $650,000, including penalties.  The debentures bear an 18% interest rate.  The Company accrued an additional $29,250 in interest during the quarter ended June 30, 2014.  The total accrued interest on this remaining debenture was $588,375 as of June 30, 2014.  Assuming the debentures were converted, 1,000,000 shares of restricted common stock would be issued.

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

August 14, 2014

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

August 14, 2014

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

August 14, 2014

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial

Officer