Form 10-Q
period 2014-09-30
REFLECT SCIENTIFIC INC
filed 2014-11-10
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Class

Outstanding as of November 10, 2014

53,726,967 shares of $0.01 par value common stock on November 10, 2014

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of September 30, 2014, and December 31, 2013

              5

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2014 and 2013

  7

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2014 and 2013

  8

Notes to the Condensed Consolidated Financial Statements

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

September 30, 2014

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	September 30, 2014	December 31, 2013

CURRENT ASSETS

Cash	$328,785	$251,463
Accounts receivable, net	127,262	152,583
Inventories	297,837	313,092
Prepaid assets	3,100	3,100

Total Current Assets	756,984	720,238

FIXED ASSETS, NET	223	1,226

OTHER ASSETS

Intangible assets, net	43,828	73,184
Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	106,928	136,284

TOTAL ASSETS	$864,135	$857,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	September 30, 2014	December 31, 2013

CURRENT LIABILITIES

Accounts payable	$43,272	$43,430
Short-term lines of credit	22,932	30,526
Convertible debenture	650,000	650,000
Interest payable	617,625	529,875
Customer deposits	1,953	1,060
Accrued expenses	5,202	22,116
Loan from related party	80,000	80,000
Income taxes payable	100	100

Total Current Liabilities	1,421,084	1,357,107

Total Liabilities	1,421,084	1,357,107

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 53,726,967 and 53,726,967 issued and outstanding, respectively	537,269	537,269
Additional paid in capital	18,391,300	18,391,300
Accumulated deficit	(19,485,518)	(19,427,928)

Total Shareholders’ Deficit	(556,949)	(499,359)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$864,135	$857,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES	$290,711	$389,562	$1,072,066	$954,527

COST OF GOODS SOLD	116,264	181,931	447,513	448,923

GROSS PROFIT	174,447	207,631	624,553	505,604

OPERATING EXPENSES
Salaries and wages	105,674	100,445	306,711	289,722
Rent expense	8,483	9,412	25,733	28,236
Research and development expense	15,145	12,009	26,562	29,176
General and administrative expense	78,615	100,755	230,965	318,806
Total Operating Expenses	207,917	222,621	589,971	665,940

OPERATING PROFIT (LOSS)	(33,470)	(14,990)	34,582	(160,336)

OTHER INCOME (EXPENSE)
Other income	152	710	964	2,880
Interest expense – other	(1,754)	(1,919)	(5,386)	(5,820)
Interest on debentures	(29,250)	(29,250)	(87,750)	(81,000)

Total Other Income (Expenses)	(30,852)	(30,459)	(92,172)	(83,940)

NET LOSS BEFORE TAXES	(64,322)	(45,449)	(57,590)	(244,276)

Income tax benefit (expense)	-	-	-	-

NET LOSS	$(64,322)	$(45,449)	$(57,590)	$(244,276)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	53,726,967	47,213,634	53,726,967	47,213,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Nine Months Ended

September 30,

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,590)	$(244,276)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	1,003	6,470
Amortization	29,356	29,357

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	25,321	(28,396)
(Increase)/decrease in inventory	15,256	36,127
(Increase)/decrease in prepaid assets	-	84,000
Increase/(decrease) in accounts payable and accrued expenses	70,677	50,315
Increase/(decrease) in customer deposits	893	-
Net Cash from Operating Activities	84,916	(66,403)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	-	4,795
Payments made on lines of credit	(7,594)	(27,582)
Issuance of note payable for cash	-	20,000
Net Cash from Financing Activities	(7,594)	(2,787)

NET INCREASE (DECREASE) IN CASH	77,322	(69,190)
CASH AT BEGINNING OF PERIOD	251,463	260,575
CASH AT END OF PERIOD	$328,785	$191,385

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$5,386	$5,820
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2013 financial statements.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

NOTE 4 – DEFAULT ON CONVERTIBLE DEBENTURES

At September 30, 2014, the remaining outstanding convertible debentures in default were $650,000, including penalties.  The debentures bear an 18% interest rate.  The Company accrued an additional $29,250 in interest during the quarter ended September 30, 2014.  The total accrued interest on this remaining debenture was $617,625 as of September 30, 2014.  Assuming the debentures were converted, 1,000,000 shares of restricted common stock would be issued.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2014, two sons of the Company’s president had loaned $80,000 in the form of interest bearing notes to the Company.  The notes issued during 2012, with a principal amount of $40,000, bear interest at the rate of 7.75% per annum with the interest paid monthly.  The notes issued during 2013, with a principal amount of $40,000, bear interest at the rate of 6.00% per annum with the interest paid monthly.  All notes are demand notes, with the principal and any unpaid interest payable upon seven days written notice from the note holder.

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

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) whereby an entity’s management, in connection with preparing financial statements for each annual and interim reporting period, should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. Management’s evaluation is to be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.  If conditions or events raise substantial doubt about the entity’s ability to continue as a going concern the entity should disclose information that enables users of the financial statements to understand management’s evaluation of the significance of the conditions or events and of management’s plans to mitigate the conditions or events.

The standard is effective for annual periods ending after December 15, 2016, and interim periods therein. Early adoption of this amendment is allowed.  We are currently evaluating the date at which we will adopt this standard.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and nine month periods ended September 30, 2014, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Plan of Operation and Business Growth

We continue to be focused on increasing the sales of our life science consumables and detectors while also working to commercialize our liquid nitrogen refrigeration products.  Of those liquid nitrogen refrigeration products, the refrigerated trailer, known as a “reefer”, is receiving highest priority.  We continue to test, gather and analyze data generated from road tests of our first manufactured unit to validate its efficiency and reliability.  We have also developed alliances with contract manufacturers for our ultra-low temperature freezers.

We continue to develop the market visibility of our detector.  We believe that the enhanced functionality of our detector, coupled with its low cost, provides us with a competitive edge over products currently being sold in that specialized market.

Concurrent with the development and commercialization of the above products, we are working to expand sales of our specialty laboratory supplies and detectors through widening our catalog distribution, our on-line order site, and the addition of new distributors.  While there was a decline in sales in the most recent quarter our year-to-date sales have shown improvement over prior year sales.

Our revenues during the three months ended September 30, 2014 were 25% lower than sales for the same period of the prior year, but year-to-date sales through September 30, 2014 are 12% ahead of 2013 sales for the same period.

Results of Operations

Three Months Ended September 30, 2014 and 2013

	For the three months ended September 30,
	2014	2013	Change
Revenues	$290,711	$389,562	$(98,851)
Cost of goods sold	116,264	181,931	(65,667)
Gross profit	174,447	207,631	(33,184)
Operating expenses	207,917	222,621	(14,704)
Other income (expense)	(30,852)	(30,459)	(393)
Net loss	$(64,322)	$(45,449)	$(18,873)

Revenues of $290,711 for the quarter ended September 30, 2014 were $98,851 lower than the $389,562 for the quarter ended September 30, 2013.  We believe the final three months of 2014 will yield sales results more in line with those during the first half of 2014.  All of the revenues generated during the three month period ended September 30, 2014 were from our specialized laboratory supplies and detector sales.

With sales during the reporting period running at a lower level, cost of goods also decreased in the quarter ending September 30, 2014, as compared to September 30, 2013 to $116,264 from $181,931, a decrease of $65,667. The gross profit percentage increased to 60% for the three months ended September 30, 2014, compared to 53% for the three months ended September 30, 2013.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

As a result of our continued focus on operating expenses we realized a further reduction of operating expenses in the current period.  This reduction is the result of cost reduction efforts implemented by management and an ongoing quest to gain additional operating efficiencies.  Operating expenses for the three months ended September 30, 2014 were $207,917, which represents a decrease of $14,704 from the

$222,621 in operating expenses recorded for the three month period ended September 30, 2013.  The decrease is primarily the result of reduced consulting expense, offset in part by increases in personnel expenses and research and development costs.  Operating expenses for the remaining three months of 2014 are expected to approximate the expense levels shown for the three month period ended September 30, 2014.

The net loss for the three month period ended September 30, 2014 was $64,322, an increase of $18,873 over the $45,449 loss for the three month period ended September 30, 2013.  Management continues to look for opportunities to increase sales, improve gross margins and reduce ongoing operating expenses.

The net loss for both of the three months ended September 30, 2014 and September 30, 2013 was $0.01 per share.

Nine Months Ended September 30, 2014 and 2013

	For the nine months ended September 30,
	2014	2013	Change
Revenues	$1,072,066	$954,527	$117,539
Cost of goods sold	447,513	448,923	(1,410)
Gross profit	624,553	505,604	118,949
Operating expenses	589,971	665,940	(75,969)
Other income (expense)	(92,172)	(83,940)	(8,232)
Net loss	$(57,590)	$(244,276)	$186,686

Revenues during the nine month period ended September 30, 2014 were $1,072,066, an increase of $117,539 from the $954,527 revenue for the nine months ended September 30, 2013.  All of the revenues were generated from our specialized laboratory supplies and detector sales.  We completed our catalog web site and have distributed our catalog to a number of potential new distributors.  We have brought on additional distributors to expand the distribution channels for our products.

Despite an increase in sales, our cost of goods sold in the nine month period ending September 30, 2014 decreased by $1,410, to $447,513 from $448,923 for the nine month period ended September 30, 2013. The gross profit percentage increased to 58% for the nine month period ended September 30, 2014, compared to 53% for the nine months ended September 30, 2013.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

Continued focus to reduce operating expenses resulted in a reduction of $75,969 in the current nine month period.  This reduction is the result of cost reduction efforts implemented by management and an ongoing quest to gain additional operating efficiencies.  Operating expenses for the nine months ended September 30, 2014 were $589,971, compared to $665,940 shown for the nine month period ended September 30, 2013.

Net loss for the nine month period ended September 30, 2014 was $57,590, an $186,686 improvement from the $244,276 net loss for the nine month period ended September 30, 2013.  Management continues to look for opportunities to increase revenue, improve gross margins and reduce ongoing operating expenses in order to achieve profitability.

Loss per share for the nine months ended September 30, 2014 was $0.01 per share.  The net loss for the nine months ended September 30, 2013 was also $0.01 per share.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at September 30, 2014, were $328,785, with accounts receivable of $127,262 and inventory of $297,837. Up to this time we have relied on revenues and sales of equity and debt securities for our cash resources.   Our working capital deficit on September 30, 2014, was $664,100, due primarily to the $650,000 in outstanding debentures and $617,625 in accrued interest on those debentures.  Working capital on December 31, 2013 was a deficit of $636,869.  Management is working to obtain financing to enable it to retire the remaining outstanding debentures and provide the capital needed to commercialize the low temperature freezer and refrigeration technology.  There can be no assurance that funds will be available, or that terms of available funds will be acceptable to the Company.  The inability of the Company to obtain funding at acceptable terms could negatively impact its ability to execute its business plan.

For the nine month period ended September 30, 2014, net cash provided from operating activities was $84,916 which compares to $66,403 net cash used for operating activities for the nine month period ended September 30, 2013.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  We recently entered into an extension of our office and warehouse lease which will terminate November 30, 2017. Future minimum lease payments under the operating lease at September 30, 2014 are $117,800 for that facility, with minimum lease payments under the lease of $9,300 for the remainder of 2014, $37,200 per year for 2015 and 2016 and $34,100 in 2017.  In addition, on May 9, 2014, the Company entered into an automobile lease. Future minimum lease payments under this lease are $21,216 at September 30, 2014, with minimum lease payments of $1,872 due for the remainder of 2014, $7,488 in 2015, $7,488 in 2016, and $4,368 in 2017.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not required.

Item 4.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote

(b)

Changes in Internal Control Over Financial Reporting.

During the fourth quarter of 2013, we identified certain impairment indicators that led us to perform procedures to assess the possible impairment of our goodwill. While we correctly identified these impairment indicators, we did not have adequate procedures and controls in place to ensure that the requisite analysis to determine the amount of impairment could be conducted in a timely, accurate and complete manner.  During the nine months ended September 30, 2014 we have been implementing enhanced documentation, review and supervision processes and procedures over impairment-related testing and analysis.  Those changes are now fully implemented and their implementation provides reasonable assurance that the quality and frequency of impairment testing is being properly monitored.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None; not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2014, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

At September 30, 2014, the remaining outstanding convertible debentures in default were $650,000, including penalties.  The debentures bear an 18% interest rate.  The Company accrued an additional $29,250 in interest during the quarter ended September 30, 2014.  The total accrued interest on this remaining debenture was $617,625 as of September 30, 2014.  Assuming the debentures were converted, 1,000,000 shares of restricted common stock would be issued.

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

November 10, 2014

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

November 10, 2014

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

November 10, 2014

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial

Officer