Form 10-K
period 2014-12-31
REFLECT SCIENTIFIC INC
filed 2015-03-31
CIK 1103090

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes [  ]  No [X]

State Issuer’s revenues for its most recent fiscal year:  December 31, 2014 - $1,527,927.

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

There are approximately 26,280,917 shares of common voting stock of the Registrant held by non-affiliates, and based upon the average bid and asked prices of our common stock on June 30, 2014 of $0.06, as reported by the OTC Bulletin Board of the National Association of Securities Dealers, Inc., the aggregate market value of our common stock held by non-affiliates was approximately $1,576,855.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Past Five Years

None; not applicable.

Outstanding Shares

As of March 31, 2015, the Registrant had 56,702,501 shares of common stock outstanding.

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part IV, Item 15, of this Annual Report.

INDEX

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Mine Safety Disclosure	10

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	22

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

Our Visacon brand chemical detectors provide our OEM customers a cost effective detection product that allows them to extend their markets. Detectors use patented optical detection technologies that can be tailored for pharmaceutical, biotechnology or other life science applications.  We launched our next generation detector in late 2013 and expected detector sales would grow significantly in 2014.  While 2014 detector sales were 2% higher than 2013, the increase was less than had been expected.

Our Cryometrix brand ultra low temperature freezers innovative design enables our customers to save substantially on energy costs related to cryogenic storage. Ultra low temperature freezers are used world-wide for the storage of vaccines, DNA, RNA, proteins and many other biological and chemical samples. There is a growing need for energy efficient, reliable ultra low temperature storage units.  Our Cryometrix freezers are targeted to expand into this growing market.  The application of this technology for use in refrigerated trailers (commonly called “reefers”) used to transport goods which need to be maintained in a cold environment significantly broadens the market for this technology.  The utilization of this technology in reefers eliminates the current method of cooling, which utilize engines run on hydrocarbon fuels.  The Cryometrix technology is pollutant free and is more cost effective and efficient than the technologies currently used.

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

All of Reflect Scientific’s products and services are developed with one key factor in mind:  Providing a superior cost/benefit to the customer than do competitive products in the same market space.  With years of experience in the life science and industrial manufacturing markets, Reflect Scientific has been able to develop not only unique patentable products, but products that we believe offer immediate advantages and cost savings over any other competing and existing products in the market.

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

Our freezers incorporate a disruptive technology, as they are based on a complete divergence from the technology currently used in ultra low temperature freezers.  Through the advantages of our technology, we believe our freezers solve the current inadequacies and provide immediate cost savings for our clients.   Current cryogenic storage equipment falls short of customer expectations in a variety of key performance criteria.

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

Patents have been issued covering the following products:

JMST chemical detectors – 4 patents issued

Cryomastor ultra low temperature freezers – 2 patents issued

PATENT INFORMATION

Patent number	Title	Issue	Filing	Expiration

7,621,148	Ultra-low temperature bio-sample storage system	Nov. 24, 2009	Aug. 7, 2007	Nov. 24, 2027
6,804,976	High reliability multi-tube thermal exchange structure	Oct 19, 2004	Dec 12, 2003	Dec 12, 2023
6,530,286	Method and apparatus for measuring fluid flow	Mar 11, 2003	May 9, 2000	May 9, 2020
5,969,812	Spectrophotometer apparatus with dual concentric beams and fiber optic beam splitter	Oct 19, 1999	Oct 18, 1995	Oct, 18, 2015
5,699,156	Spectrophotometer apparatus with dual light sources and optical paths, fiber optic pick-up and sample cell therefore	Dec 16, 1997	Nov 23, 1994	Dec 16, 2014 (1)
5,694,215	Optical array and processing electronics and method therefore for use in spectroscopy	Dec 2, 1997	Mar 4, 1996	Mar 4, 2016

         (1)     Filings are being made to extend the life of this patent.  As of the date of this report there has been no determination as to

Royalty agreements were executed with JMST and Cryometrix as a condition of the companies’ acquisition of the patents and technology related to the detectors. Under the terms of the royalty agreements:

JMST – David Carver will receive a royalty payment on gross revenues related to revenues derived from the Carver Patents or Carver Technology.  Such payments are due on revenue in excess of $500,000 derived from products under the Carver Patents or Carver Technology.  The royalty payment is 2.5% on the revenue in excess of $500,000 and is payable quarterly.  Payments are to be made in the common stock of Reflect Scientific, not to exceed 500,000 shares in total. New products developed from the Carver Technology are subject to a royalty of 3% of gross revenues in excess of $100,000, with an additional 2% if gross revenues exceed $600,000. Royalties will also be paid in our common stock annually.  Common stock will be valued at $3.00 per share for these purposes.  Royalty payments are only due for years where there are valid Carver Patents.  To date no royalties have been earned or paid under this agreement.

Research and Development Costs During the Last Two Fiscal Years

During the year ended December 31, 2014, we expended $22,135 for research and development.  During the year ended December 31, 2013, we expended $37,160 for research and development.  The majority of the research and development on our products is performed by independent contractors who have been enhancing technologies, primarily on the reefer unit and the detectors.  We expect research and development cost to increase in the future with the development work required to commercialize our Cryometrix freezers.

Employees

As of March 31, 2015, subsequent to the balance sheet date, we had 8 full-time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commissions’ Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

Item 1A. Risk Factors

Not applicable for Registrant.

Item 1B. Unresolved Staff Comments

None. Not applicable.

Item 2. Description of Property

Reflect Scientific conducts all of its business operations from one facility, located in Orem, UT.  This is a combination warehouse, manufacturing and office facility with 6,000 square feet of space; we lease this facility at $3,100 per month to the end of the lease term on November 30, 2017.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities.

Market Information

Since July 6, 2005, our common stock has been listed under the symbol “RSCF” on the OTCBB.  Prior to July 6, 2005, our stock traded under the symbol “COLH” since its initial listing on May 24, 2001.  The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2014, 2013 and 2012. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	2014		2013		2012
	High	Low	High	Low	High	Low

Quarter ended December 31	$ 0.45	$0.11	$0.08	$0.05	$0.09	$0.07
Quarter ended September 30	$ 0.11	$0.06	$0.08	$0.06	$0.10	$0.06
Quarter ended June 30	$ 0.10	$0.06	$0.07	$0.04	$0.08	$0.07
Quarter ended March 31	$ 0.10	$0.05	$0.08	$0.06	$0.09	$0.06

As of March 31, 2015, there were 56,702,501 shares of our common stock outstanding.  On March 26, 2015, the high and low bid price for our common stock was $0.13 and $0.11 respectively.

Holders

The number of record holders of our common stock as of March 31, 2015, was approximately 146; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

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

In October 2014, the board approved the issuance of 2,975,334 shares of restricted common stock.  Of the total shares issued, 1,375,534 shares were issued to consultants for services and 1,600,000 were issued as compensation to the Chief Executive Officer.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2014, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

In October 2014, the Board of Directors authorized the issuance of 1,600,000 shares of restricted common stock to its Chief Executive Officer as compensation.

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

Critical Accounting Policies and Estimates

Reflect Scientific’s accounting policies are more fully described in Note 2 of the consolidated financial statements.  As discussed in Note 2, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  Reflect Scientific believes that the following addresses Reflect Scientific’s most critical accounting policies.  There have been no significant changes during the year ended December 31, 2014.

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

Overview

During the year ended December 31, 2014 revenue increased by 18.72% compared to the year ended December 31, 2013.  The increase resulted from the sale of our ultra-cold freezers.  While there can be no assurance that freezer sales will continue, it is encouraging that the marketplace has embraced our disruptive technology, enabling a number of units to be put into service.  Historically, significant portions of our revenue came from the manufacture and sale of capital equipment, such as freezers and detectors, purchased by our customers.  The past few years, economic uncertainty has caused many of these customers to defer, significantly reduce, or eliminate altogether their capital budget spending.  Capital markets have remained tight, with the result that we have been unable to secure sufficient funding with which to retire all of our debentures which matured June 30, 2009, and we remain in default on $650,000 of that indebtedness.  Due to our net losses of the past years and the default status on our debentures, our accountants have expressed substantial doubt about our ability to continue as a going concern.

The Company focused its resources during 2014 to the marketing of our new line of detectors and the continuation of work on the ultra-cold freezers and the cooling unit for refrigerated trucks.  Our next generation detector was successfully introduced into the marketplace in late 2013.  In late 2013 we also completed our first prototype refrigerated truck unit and began road tests with that unit.  Commercialization of both of these products will provide opportunity for the Company to expand its share of the detector market and make entry into the refrigerated truck market

The Company has been proactive in making those business decisions which it believes will enable it to carry out its business plan.  Significant cost reduction measures have been implemented, unprofitable subsidiaries divested, facilities consolidated and personnel reductions made.  However, we are still generating operating losses and we cannot assure that financing will be made available at acceptable rates to allow the execution of our business plan.

Financial Position

The table below presents a summary of our consolidated balance sheets at December 31, 2014 and 2013:

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended Dec. 31, 2014	Year ended Dec 31, 2013	Increase (Decrease)
Cash	$ 271,053	$ 251,463	$ 19,590
Total current assets	746,281	720,238	26,043
Total assets	843,424	857,748	(14,324)
Total current liabilities	1,409,953	1,357,107	52,846
Accumulated deficit	(20,268,736)	(19,427,928)	(840,809)
Total stockholders’ equity (deficit)	$ (566,529)	$ (499,359)	$ (67,170)

We had $271,053 in cash as of December 31, 2014, an increase of $19,590 from December 31, 2013.  We had a working capital deficit of $663,672 at December 31, 2014, compared to working capital deficit of $636,869 at December 31, 2013.

Contractual Obligations

The Company leases office/warehouse space in Utah.  In addition, it has a lease on a vehicle.  The following summarizes future minimum lease payments under the operating leases at December 31, 2014:

	Minimum Lease Payments
Year Ending December 31,	Building	Automobile	Total
2015	$ 37,200	$ 7,488	$ 44,688
2016	37,200	7,488	44,688
2017	34,100	4,368	38,468
	$ 108,500	$ 19,344	$ 127,844

Results of Operations

December 31, 2014 and 2013

The following table summarizes revenue, cost of goods sold, and operating expenses for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase (Decrease)
Revenue	$ 1,527,927	$ 1,287,023	$ 240,904
Cost of Goods Sold	678,297	618,043	60,254
Gross Profit	849,630	668,980	180,650

Salaries and wages	827,394	638,310	189,084
Rent expense	34,215	38,352	(4,137)
Research and development expense	22,135	37,160	(15,025)
General and administrative expense	684,482	638,644	45,838
Impairment on goodwill	-	265,895	(265,895)
(Gain) loss on sale of equipment	-	(50,700)	50,700
Total operating expenses	1,568,226	1,567,661	565

Loss from operations	(718,596)	(898,681)	180,085

Net loss	$ (840,809)	$ (1,013,198)	$ 172,389

Total revenue in 2014 increased 18.7% to $1,527,927 from revenue of $1,287,023 in 2013.  Revenue of $231,775 from ultra-low temperature freezers accounts for the revenue increase.  We continue to work to increase our catalog sales and to find new distributors to expand our distribution channels.

Our cost of goods sold increased in the period ending December 31, 2014, as compared to December 31, 2013, due primarily to the cost of the freezers built and sold.  The gross margin percentage was 55% for 2014 compared to 52% for 2013.  Our gross margin percent is also influenced by the sales mix, with the detectors and detector supplies carrying higher gross margins than the more generic lab supplies. We are working to increase gross margins through working with current vendors to obtain more favorable costing or identifying and qualifying new vendors who offer more favorable pricing without compromising quality.

Salaries and wages increased by $189,084 in 2014 as compared to 2013 due to the non-cash compensation charge taken for the issuance of stock to the Chief Executive Officer.  Our plan is to continue to use outside contractors where practical to enable us to maintain our employee level.

General and administrative expenses were $45,838 higher for 2014 as compared to 2013. The 2014 increase is mainly attributable to the increase in consulting fees.  Expense levels going forward are expected to increase from the 2014 levels, as increased marketing and advertising costs to promote the sale of our products will be required.

Our evaluation showed no impairment charge was required in 2014.  At the end of 2013 we performed an evaluation of our intangible assets and goodwill for impairment.  Our evaluation determined that the intangible assets were carried on the financial statements at a value which exceeded fair value at December 2013.  An impairment charge of $265,895 was recorded in order to write off the carrying amount of goodwill, as determined by the impairment analysis conducted at December 31, 2013.

We had a net loss of $840,809 in 2014, an improvement of $172,389 over the net loss in 2013.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at December 31, 2014, were $271,053, with accounts receivable of $256,170 and inventory of $215,958, net of reserve. Our working capital deficit at December 31, 2014 was $663,672.  This compares to negative working capital of $636,869 at December 31, 2013.  We remain in default on the remaining debentures and will require additional financing to enable the retirement of that debt.

In 2014, net cash provided to fund operating activities was $109,841 as compared to net cash required to fund operations of $55,625 in 2013.  We anticipate that in 2015, with the benefit of continued cost reductions and increased revenue, we will continue to generate positive cash from operating activities.

We will continue to focus our efforts on our core business activities while pursuing capital resources and evaluating potential future acquisitions which fit within and enhance our core business.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah, which expires November 30, 2017.  Future minimum lease payments under the operating lease at December 31, 2014 are $108,500 for this facility.  In addition, at December 31, 2014 we have one automobile lease with future minimum lease payments of $19,344.

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

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief/Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Principal Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are  effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective due to the following material weakness:

Inadequate and Ineffective Controls over the Valuation of Equity Transactions:

During the fourth quarter of 2014 we incorrectly valued an equity transaction, using a stock value other than the closing price of the stock on the date of the stock grant.  While the equity transaction was corrected, it was initially recorded at a value less than the proper valuation, resulting in an understatement of compensation and consulting expense.

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

Remediation plans to improve internal control over financial reporting.

The Company plans to implement enhanced documentation, review and supervision process and procedures over equity transactions.  Implementation of such will provide reasonable assurance that the valuation of equity transactions are properly valued.

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

Business Experience

Kim Boyce - CEO, Director

Mr. Boyce, 60, is the founder of Reflect Scientific and serves as President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Boyce has over thirty years of experience in manufacturing, sales, distribution and management of scientific products related to companies in the chemical analysis, semiconductor fabrication and optics industries. His responsibilities have included serving as a Western Regional Sales Manager, OEM Special Accounts Manager, Plant Operations Manager and various other senior management positions within these industries.

Thomas Tait - Vice President, Secretary, Director

Mr. Tait, 58, serves as Vice President. Mr. Tait brings experience with accelerated product development, “lean” process management tools, strategic market analysis, and acquisition integration.  Mr. Tait joined us from Danaher Company where he was a Business Manager over a $120 million in sales product line. Prior assignments have included General Manager of HyperQuan Inc., Product Manager J&W Scientific and Project Manager Varian Inc. He also co-founded ChiraTech Inc, a high technology Company that was sold to Thermo Electron Corporation. Mr. Tait holds an MBA in Technology Management from the University of Phoenix and a BS in Chemistry from Clarkson University. He also holds patents in Optics and MEMS technologies.

William G. Moon, Director

Mr. Moon, 65, has over 30 years experience in startup and engineering related companies.  His leadership experience includes assisting in the formation of what became the world’s largest disk drive company, Quantum Corporation, with over 10,000 employees.  He was Principal Engineer and Vice President of Engineering for over twenty years, during which time he co-designed numerous standard-setting disk drives.  During that time, he was a co-founder of a wholly owned Quantum subsidiary, Plus Development, and was key in the invention of the Hardcard, the first hard drive on a plug-in card.  He helped create a partnership with Panasonic for the world’s first totally automated disk drive assembly plant in Japan, producing over 100 million disk drives.  Prior to that, Mr. Moon designed memory products at Hewlett Packard Labs in their Disk Memory Division.  Over the past five years Mr. Moon has served as technical advisor to several companies and has sat on several boards.

Keith Merrell - Chief Financial Officer / Treasurer

Mr. Merrell, 69, serves as our Chief Financial Officer, Treasurer and General Manager.  Mr. Merrell draws on over 30 years of accounting experience to manage all of our accounting functions and to interface with our independent public accountants.  He spent two years in the field of public accounting, and served as Chief Financial Officer or Controller of five companies prior to joining us.  His business career also includes extensive experience in management, sales and marketing, consulting, and merger and acquisition work. He graduated from Arizona State University with a B.S. degree in Accounting.

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

Based solely on a review of the copies of such forms furnished to us or written representations from certain persons, we believe that during our calendar year ended December 31, 2014, all filing requirements applicable to our officers, directors and 10% stockholders were met by such persons.

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Com- pensation($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation($) (i)	Total Earnings ($) (j)

Kim Boyce CEO & Director	12/31/14 12/31/13 12/31/12	$ 99,996 $ 99,996 $101,921	- - -	416,000 248,437 -	- - -	- - -	- - -	- - -	$515,996 $348,433 $101,921

Tom Tait VP & Director	12/31/14 12/31/13 12/31/12	$54,610 $54,610 $60,379	- - -	- - -	- - -	- - -	- - -	- - -	$54,610 $54,610 $60,379
Keith Merrell, CFO	12/31/14 12/31/13 12/31/12	$16,500 $24,292 $35,333	- - -	- - -	- - -	- - -	- - -	- - -	$16,500 $24,292 $35,333

Outstanding Equity Awards

At December 31, 2014, there are no outstanding equity awards.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

None	None	None	None	None	None	None	None

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 31, 2015, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Reflect Scientific to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of Reflect Scientific and all executive officers and directors of Reflect Scientific as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

All percentages are calculated based upon a total number of 56,702,501 shares of common stock outstanding as of March 31, 2015, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Outstanding Common stock

	Principal Shareholders

Common Stock	Kim Boyce 1270 South 1380 West Orem, Utah 84058	29,643,250	52.28%

	Officers and Directors

Common Stock	Kim Boyce	29,643,250	52.28%
Common Stock	Tom Tait	361,000	0.64%
Common Stock	Keith Merrell	124,000	0.22%
Common Stock	William Moon.	250,000	0 .44%
	All directors and executive officers of the Company as a group (Five individuals)	30,378,250 ========	53.58% ======

______________________________

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

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

At January 1, 2014, the sons of the Company president had advanced $80,000 in funding in the form of interest bearing notes to the Company.  Of the advances, $40,000 was received in 2013 and $40,000 in 2012.  The advances made during the year ended December 31, 2013 bear interest at the rate of 6.00% per annum with the interest paid monthly.  The advances made during the year ended December 31, 2012 bear interest at the rate of 7.75% per annum with the interest paid monthly.  The notes are demand notes, with the principal and any unpaid interest payable upon seven days written notice from the note holder.  During the 4th Quarter of 2014 the principal and all accrued interest on the notes was paid and the notes were retired.

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

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2014 and 2013:

Fee Category	2014	2013
Audit Fees	$39,000	$37,200
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$39,000	$37,200

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

REFLECT SCIENTIFIC, INC.

Date:	03/31/2015	By:	/s/Kim Boyce
Kim Boyce, Chief Executive Officer and Director

Date:	03/31/2015	By:	/s/Keith Merrell
Keith Merrell, Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	03/31/2015	By:	/s/Kim Boyce
Kim Boyce, CEO and Director

Date:	03/31/2015	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	03/31/2015	By:	/s/William Moon
William Moon, Director

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Reflect Scientific, Inc. and Subsidiaries

Orem, Utah

We have audited the accompanying consolidated balance sheets of Reflect Scientific, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reflect Scientific, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 31, 2015

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31, 2014	December 31, 2013

CURRENT ASSETS

Cash	$271,053	$251,463
Accounts receivable, net	256,170	152,583
Inventory, net	215,958	313,092
Prepaid assets	3,100	3,100

Total Current Assets	746,281	720,238

FIXED ASSETS, NET	-	1,226

OTHER ASSETS

Intangible assets, net	34,043	73,184
Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	97,143	136,284

TOTAL ASSETS	$843,424	$857,748

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	December 31, 2014	December 31, 2013

CURRENT LIABILITIES

Accounts payable	$59,401	$43,430
Short-term lines of credit	20,275	30,526
Convertible debenture	650,000	650,000
Interest payable	646,875	529,875
Customer deposits	18,838	1,060
Accrued expenses	14,464	22,116
Loan from related party	-	80,000
Income taxes payable	100	100

Total Current Liabilities	1,409,953	1,357,107

Total Liabilities	1,409,953	1,357,107

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 56,702,501 and 53,726,967 shares issued and outstanding, respectively	567,024	537,269
Additional paid in capital	19,135,183	18,391,300
Accumulated deficit	(20,268,736)	(19,427,928)

Total Shareholders’ Equity (Deficit)	(566,529)	(499,359)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$843,424	$857,748

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2014	2013

REVENUES	$1,527,927	$1,287,023

COST OF GOODS SOLD	678,297	618,043

GROSS PROFIT	849,630	668,980

OPERATING EXPENSES
Salaries and wages	827,394	638,310
Rent expense	34,215	38,352
Research and development expense	22,135	37,160
General and administrative expense	684,482	638,644
Impairment on goodwill	-	265,895
Gain on sale of fixed asset	-	(50,700)
Total Operating Expenses	1,568,226	1,567,661

OPERATING LOSS	(718,596)	(898,681)

OTHER INCOME (EXPENSE)
Other income	974	3,554
Interest expense	(123,187)	(118,071)

Total Other Income (Expenses)	(122,213)	(114,517)

NET LOSS BEFORE INCOME TAX EXPENSE	(840,809)	(1,013,198)

Income tax expense	-	-

NET LOSS	$(840,809)	$(1,013,198)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.02)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	54,232,400	46,918,794

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

                                                                                                     Common Stock

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2012	47,213,634	$ 472,136	$17,978,725	$(18,414,730)	$ 36,131
Common stock returned pursuant to agreement	(1,130,000)	(11,300)	11,300	-	-
Common stock issued to employee	3,975,000	39,750	208,687	-	248,437
Common stock issued for consulting services	3,668,333	36,683	192,588	-	229,271
Net loss for the year ended December 31, 2013	-	-	-	(1,013,198)	(1,013,198)
Balance, December 31, 2013	53,726,967	537,269	18,391,300	(19,427,928)	(499,358)
Common stock issued to employee	1,600,000	16,000	400,000	-	416,000
Common stock issued for consulting services	1,375,534	13,755	343,883	-	357,638
Net loss for the year ended December 31, 2014	-	-	-	(840,809)	(840,809)
Balance, December 31, 2014	56,702,501	$ 567,024	$19,135,183	$(20,268,736)	$(566,529)

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(840,809)	$(1,013,198)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	1,226	8,419
Amortization	39,141	39,142
Stock based compensation	416,000	248,437
Common stock issued for services/interest	357,638	229,271
(Gain) Loss on sale of assets	-	(50,700)
Impairment of goodwill	-	265,895
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	(103,587)	(12,651)
(Increase) / decrease in inventory	97,134	52,302
(Increase) / decrease in prepaid asset	-	102,667
Increase / (decrease) in accounts payable and accrued expenses	26,097	(35,459)
Increase / (decrease) in interest payable	117,000	110,250
Net Cash from Operating Activities	109,840	(55,625)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	-	50,700
Net Cash from Investing Activities	-	50,700

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	-	4,794
Payments made against lines of credit	(10,250)	(48,981)
Proceeds from Related Party Note	-	40,000
Payments made against Related Party Note	(80,000)	-
Net Cash from Financing Activities	(90,250)	(4,187)

NET INCREASE (DECREASE) IN CASH	19,590	(9,112)

CASH AT BEGINNING OF PERIOD	251,463	260,575

CASH AT END OF PERIOD	$271,053	$251,463

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$6,187	$7,853
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

The Company charged $0 to bad debt expense for the years ended December 31, 2014 and 2013. An analysis of the allowance for doubtful accounts balance at December 31, 2014 determined that no change was required from the $18,714 reserve at December 31, 2013.

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

h. Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $17,097 and $16,321 of advertising expense during the years ended December 31, 2014, and 2013, respectively.

i. Newly Issued Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2017, and allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent.  Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting.  If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements – Liquidation Basis of Accounting.  Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.  In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this

Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company has implemented this standard and believes its adoption will have no impact on its consolidated financial statements.

The Company has reviewed all other FASB-issued ASU accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods.  The Company has carefully considered the new pronouncements that alter previous GAAP and does not believe that any new or modified principles will have a material impact on the company’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of the Company’s financial management and certain standards are under consideration.

j. Earnings per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended December 31,
	2014	2013
Net loss (numerator)	$(840,809)	$(1,013,198)
Shares (denominator)	54,232,400	46,918,794
Net loss per share amount	$(0.02)	$(0.02)

As of December 31, 2014 and December 31, 2013 the Company had no shares of outstanding common stock equivalents, as the warrants attached to the outstanding and unpaid debentures expired in 2012.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2014 and 2013, it did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2014 and 2013 relating to unrecognized benefits.

m. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, which include Cryometrix (previously Cryomastor).  All subsidiaries are wholly owned.  All material intercompany accounts and transactions are eliminated in consolidation.

n. Research and development expense

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standard Codification Topic 730 “Research and Development".  Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company had $22,135 and $37,160 in research and product development for the years ended December 31, 2014 and 2013, respectively.

o. Stock Based Compensation

The Company applies the provisions of FASB ASC Topic 718 “Stock Based Compensation” which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements.  The Company recorded $416,000 and $259,704 in stock compensation expense for the years ended December 31, 2014 and 2013.

p. Intangible Assets

Intangible assets include trademarks, trade secrets, patents, customer lists and goodwill acquired through acquisition of subsidiaries.  The patents have been registered with the United States Patent and Trademarks Office.  The costs of obtaining patents are capitalized as incurred.  Intangibles, except for goodwill, are amortized over their estimated useful lives.  The Company regularly evaluates whether events or circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary. See Note 13 for information regarding the impairment of definite-lived intangibles and long-lived assets during the years ended December 31, 2014 and 2013.

q. Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is tested for impairment, at a reporting unit level, annually and when events and circumstances warrant an evaluation. The Company evaluates goodwill on an annual basis, as of the end of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment. In making this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, business trends and market conditions. See Note 13 for information regarding the impairment of goodwill for the years ended December 31, 2014 and 2013.

NOTE 3 - GOING CONCERN

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

NOTE 4 -FIXED ASSETS

Fixed assets and related depreciation for the period are as follows:

	December 31, 2014	December 31, 2013
Machinery and equipment	$132,002	$132,002
Furniture and fixtures	2,697	2,697
Computer and office equipment	2,390	2,390
Leasehold improvements	10,164	10,164
Accumulated depreciation	(147,253)	(146,027)

Total Fixed Assets	$-	$1,226

Depreciation expense for the years ended December 31, 2014, and 2013, was $1,226 and $8,419, respectively.

NOTE 5 - INVENTORIES

Inventory consisted of the following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Raw materials	$-	$47,464
Finished goods, net	246,740	265,628

Gross Total Inventory	$246,740	$313,092

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases its office and warehouse space under a non-cancelable lease agreement accounted for as operating leases.  The Company also leases an automobile under a similar non-cancelable lease agreement, which is also accounted for as an operating lease.

Building Lease - Orem, Utah: The Company leases a manufacturing and office facility with 6,000 square feet of space.  We lease this facility at $3,100 per month on a lease with an expiration date of November 30, 2017.

Rent expense was $34,215 and $38,352 for the years ended December 31, 2014, and 2013, respectively.

Automobile Lease – The Company currently leases one vehicle with a monthly lease payment of $624 per month.  The automobile lease will expire on August 8, 2017.

Automobile lease expense was $10,106 and $7,860 for the years ended December 31, 2014, and 2013, respectively.

Minimum rental payments under the non-cancelable operating leases are as follows:

Years ending December 31,	Amount
2015	$44,688
2016	44,688
2017	38,468
Thereafter	-

$127,844

NOTE 7 - PREFERRED STOCK

In November 2004 the Company amended its Articles of Incorporation so as to authorize 5,000,000 shares of preferred stock. Of this total, 750,000 shares have been designated as “Series A Convertible Preferred Stock”. As of December 31, 2014 and 2013, no shares of the preferred stock are issued and outstanding.

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

NOTE 8 - COMMON STOCK TRANSACTIONS

During the years ended December 31, 2014 and 2013, the following stock transactions occurred:

•

In October 2014, the Board of Directors approved the issuance of 2,975,534 shares of restricted common stock.  Business consultants were issued 1,375,534 shares valued at $357,638.  The remaining 1,600,000 shares, valued at $416,000, were issued to the President.

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

NOTE 9 - CONCENTRATIONS OF RISK

Cash in Excess of Federally Insured Amount

The Company, at December 31, 2014 and 2013, and at times during those years, had cash balances that may exceed federally insured limits.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with respect to its cash balances.

Sales and Accounts Receivable

The Company has three major customers who represent a significant portion of revenue.  These three customers represented 56% and 59% of total sales revenue for the year ended December 31, 2014 and 2013, respectively.  At December 31, 2014 and 2013, accounts receivable balances from these customers represent 81% and 63%, respectively, of the total receivables.  The Company has strong relationships with each of these customers and does not believe this concentration poses a significant risk due to those long-term relationships and uniqueness of the products they purchase from the Company.

NOTE 10 - LINE OF CREDIT

The Company has a credit line with a commercial bank of $100,000 secured by its inventory and accounts receivable bearing a variable interest rate, which was 5.50% as of the balance sheet date, and automatically renews so long as the Company is in compliance with the loan covenants. As of December 31, 2014, there was a balance due on the line in the amount of $20,275. The line automatically renews on April 1 of each year.

The Company has an additional credit line with a different commercial bank of $50,000 secured by its inventory and accounts receivable bearing a fixed interest rate, which was 7.75% as of the balance sheet date, and automatically renews so long as the Company is in compliance with the loan covenants. As of December 31, 2014, there was no balance due on that line of credit. The line automatically renews on June 7 of each year.

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

At December 31, 2014, the remaining outstanding indebtedness for the debentures and penalty resulting from forfeiture was $650.000. The warrants attached to the debentures, which entitled the debenture holder to convert them to 1,000,000 shares of restricted common stock, expired in 2012.  The unpaid debentures bear an 18% interest rate.

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

The Company granted options to purchase 5,000,000 shares of common stock to key directors on December 31, 2007.  On June 13, 2008, the Company granted options to purchase 66,660 shares of common stock to employees. On December 31, 2009, the Company granted options to purchase 5,176,660 shares of common stock to certain officers, directors and employees.  In July 2010 the Company cancelled 5,066,660 options which had been issued prior to December 2009.  In April 2011 the Company cancelled the 5,176,000 options which were issued on December 31, 2009.   At December 31, 2014, there are no stock options outstanding.

NOTE 13 – INTANGIBLE ASSETS AND GOODWILL

INTANGIBLE ASSETS

Definite lived intangible assets are stated at cost and amortized using the straight-line method.  The remaining lives over which the intangible assets are amortized range from 2 to 3 years.  The weighted average remaining life over which the intangible assets will be amortized is 2.00 years, at which time they will become fully amortized.

For the year ended December 31, 2012, a definite-lived intangibles impairment charge of $2,173,550 was recorded.  Specifically, the definite-lived intangibles have been assessed for impairment due to indicators such as discontinuance of current or potential product-lines, reduced or eliminated projected cash flows, and other indicators. Measurement of the amount of impairment was based upon the difference between the asset’s carrying value and estimated fair value.  Fair value was determined through various valuation techniques, which involved judgments related to future cash flows and the application of the appropriate valuation model.

Intangible assets and related amortization and impairment for the period are as follows:

December 31, 2014
	Cost	Accumulated Amortization	Impairment Charge	Net Book Value
Patents	$ 1,403,045	$ 1,382,803	$ -	$ 20,242
Customer lists	414,532	400,732	-	13,800

Totals	$ 1,817,577	$ 1,783,535	$ -	$ 34,043

December 31, 2013
	Cost	Accumulated Amortization	Impairment Charge	Net Book Value
Patents	$ 1,403,045	$ 1,354,013	$ -	$ 49,032
Customer lists	414,532	390,380	-	24,152

Totals	$ 1,817,577	$ 1,744,393	$ -	$ 73,184

Amortization expense for the years ended December 31, 2014, and 2013, was $39,141 and $39,142, respectively.

The following is a listing of the estimated amortization expense for the next five years:

Amortization of:	2015	2016	2017	2018	2019
Patents	$ 18,376	$1,866	$ -	$ -	$ -
Customer lists	10,351	3,450	-	-	-

Total amortization	$ 28,727	$5,316	$ -	$ -	$ -

GOODWILL

In regard to goodwill, during the fourth quarter of each year, and when events and circumstances warrant an evaluation, the Company performs an annual impairment assessment of goodwill, which requires the use of a fair-value based analysis.  The Company compared the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill.  Based on this analysis, the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of goodwill, and impairment losses of $-0- and $265,895 were recognized for the years ended December 31, 2014 and 2013, respectively.

The resultant changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2013 are as follows:

Goodwill:

Balance at December 31, 2012:
Goodwill	$ 652,149
Accumulated impairment losses	(326,254)
Impairment loss during the year	(265,895)
Balance at December 31, 2013	$ 60,000

Balance at December 31, 2013:
Goodwill	$ 652,149
Accumulated impairment losses	(592,149)
Impairment loss during the year	-
Balance at December 31, 2014	$ 60,000

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

As sales did not reach or exceed the triggering threshold, no royalty payments were made under the royalty agreement during 2014 and 2013.

NOTE 15 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2014 and 2013 consist of the following:

	2014	2013
Federal:
Current	$-	$-
Deferred	(19,400)	(173,800)
State:
Current	-	-
Deferred	(1,700)	(26,400)
Valuation allowance	21,100	200,200
	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets (liabilities):

NOL Carryover	$2,448,600	$2,325,100
Stock Based Compensation	-	-
Depreciation and Amortization	900,200	1,031,600

R&D Tax Credits	39,100	39,100
Debenture Interest Payable	245,800	201,400
Other Reserves	19,600	35,000
Valuation Allowance	(3,653,300)	(3,632,200)
Net deferred tax asset (liability)	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following.

	2014	2013

Book income (loss)	$(290,340)	$(385,015)
Effects of:
Nondeductible Expenses	4,505	3,047
Stock for Services	289,701	181,529
State Tax Effect, net of Federal Benefit	(16,176)	-
Other, net	(8,790)	-
Change in Valuation Allowance	21,100	200,439
	$-	$-

At December 31, 2014, the Company had net operating loss carryforwards of approximately $6,444,000 that may be offset against future income from the year 2015 through 2035.

No tax benefit has been reported in the December 31, 2014 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The valuation allowance increased by $21,100 from $3,632,200 as of December 31, 2014.

NOTE 16 – RELATED PARTY TRANSACTIONS

Notes Payable

At December 31, 2013, the sons of the Company’s president had advanced $80,000 in funding in the form of interest bearing notes to the Company.  Of the advances, $40,000 was received in 2013 and $40,000 in 2012.  The advances made during the year ended December 31, 2013 bear interest at the rate of 6.00% per annum with the interest paid monthly.  The advances made during the year ended December 31, 2012 bear interest at the rate of 7.75% per annum with the interest paid monthly. The notes are demand notes, with the principal and any unpaid interest payable upon seven days written notice from the note holder.  During the 4th Quarter of 2014 the principal and all accrued interest was paid to the sons and the notes were retired.