Form 10-Q
period 2015-03-31
REFLECT SCIENTIFIC INC
filed 2015-05-15
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Class

Outstanding as of May 15, 2015

56,702,501 shares of $0.01 par value common stock on May 15, 2015

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements
	Unaudited Condensed Balance Sheets As of March 31, 2015, and December 31, 2014	5
	Unaudited Condensed Statements of Operations For the three months ended March 31, 2015 and 2014	7
	Unaudited Condensed Statements of Cash Flows For the three months ended March 31, 2015 and 2014	8
	Notes to Unaudited Condensed Financial Statements	9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosure about Market Risk	13

Item 4	Controls and Procedures	13

PART II – OTHER INFORMATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2015

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	March 31, 2015	December 31, 2014

CURRENT ASSETS

Cash	$364,533	$271,053
Accounts receivable, net	124,734	256,170
Inventories	214,697	215,958
Prepaid assets	3,100	3,100

Total Current Assets	707,064	746,281

FIXED ASSETS, NET	-	-

OTHER ASSETS

Intangible assets, net	25,668	34,043
Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	88,768	97,143

TOTAL ASSETS	$795,832	$843,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	March 31, 2015	December 31, 2014

CURRENT LIABILITIES

Accounts payable	$43,847	$59,401
Short-term lines of credit	17,578	20,275
Convertible debenture	650,000	650,000
Interest payable	676,125	646,875
Accrued expenses	3,263	14,464
Loan from related party	-	-
Customer deposits	2,723	18,838
Income taxes payable	100	100

Total Current Liabilities	1,393,636	1,409,953

Total Liabilities	1,393,636	1,409,953

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 56,702,501 and 56,702,501 issued and outstanding, respectively	567,025	567,025
Additional paid in capital	19,135,182	19,135,182
Accumulated deficit	(20,300,011)	(20,268,736)

Total Shareholders’ Deficit	(597,804)	(566,529)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$795,832	$843,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
REVENUES	$313,222	$402,442

COST OF GOODS SOLD	121,317	163,783

GROSS PROFIT	191,905	238,659

OPERATING EXPENSES
Salaries and wages	104,193	98,778
Rent expense	8,604	8,768
Research and development expense	5,228	5,763
General and administrative expense	75,602	68,173
Total Operating Expenses	193,627	181,482

OPERATING INCOME (LOSS)	(1,722)	57,177

OTHER EXPENSE
Interest expense - other	(303)	(1,833)
Interest on debentures	(29,250)	(29,250)

Total Other Expenses	(29,553)	(31,083)

NET INCOME (LOSS) BEFORE TAXES	(31,275)	26,094

Provision for income taxes	-	-

NET INCOME (LOSS)	$(31,275)	$26,094

NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	$56,702,501	$53,726,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

                                                                                                          For the

                                                                                                             Three Months Ended

                                                                                                           March 31,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(31,275)	$26,094
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	-	334
Amortization	8,375	9,785
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	131,436	(13,977)
(Increase)/decrease in inventory	1,261	18,669
Increase/(decrease) in accounts payable and accrued expenses	(26,755)	8,615
Increase (decrease) in interest payable	29,250	29,250
Increase/(decrease) in customer deposits	(16,115)	(875)
Net Cash Provided from Operations	96,177	77,895

CASH FLOWS FROM FINANCING ACTIVITIES

Payments made on lines of credit	(2,697)	(2,545)
Net Cash from Financing Activities	(2,697)	(2,545)

NET INCREASE (DECREASE) IN CASH	93,480	75,350
CASH AT BEGINNING OF PERIOD	271,053	251,463
CASH AT END OF PERIOD	$364,533	$326,813

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$303	$1,833
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2014 financial statements.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

NOTE 4 – DEFAULT ON CONVERTIBLE DEBENTURES

At March 31, 2015, the remaining outstanding convertible debentures in default were $650,000, including penalties.  The debentures bear an 18% interest rate.  The Company accrued an additional $29,250 in interest during the quarter ended March 31, 2015.  The total accrued interest on this remaining debenture was $676,125 as of March 31, 2015.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 6 – SIGNIFICANT ACCOUNTING POLICIES

Inventory - Inventories are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for detectors and ultra-low temperature freezers which it builds, and other scientific items.

Earnings per Share - The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements.  At March 31, 2015 and 2014, the Company had 0 shares of outstanding common stock equivalents, which are normally excluded as their inclusion would be anti-dilutive.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis, which amends the current consolidation guidance. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The standard permits the use of either modified retrospective or cumulative effect transition method. We have not elected early adoption and we are currently evaluating the impact of the provisions of ASU 2015-02 on our consolidation policies.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2015, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Plan of Operation and Business Growth

We continue to be focus on increasing the sales of our life science consumables and detectors while also working to commercialize our ultra-low temperature liquid nitrogen refrigeration products.  Of those liquid nitrogen refrigeration products, the refrigerated trailer, known as a “reefer”, is receiving highest priority. We continue to test, gather and analyze data generated from road tests of our first manufactured unit to validate its efficiency and reliability.  We have also developed alliances with contract manufacturers for our ultra-low temperature freezers.

We continue to develop the market visibility of our detector.  We believe that the enhanced functionality of our detector, coupled with its low cost, provides us with a competitive edge over products currently being sold in that specialized market.

Concurrent with the development and commercialization of the above products, we are working to expand sales of our specialty laboratory supplies and detectors through widening our catalog distribution, our on-line order site, and the addition of new distributors

Our revenues during the reporting period decreased 22% during 2015 compared to 2014 revenues.

Results of Operations

Three Months Ended March 31, 2015 and 2014

	For the three months ended March 31,
	2015	2014	Change
Revenues	$313,222	$402,442	$(89,220)
Cost of goods sold	121,317	163,783	(42,466)
Gross profit	191,905	238,659	(46,754)
Operating expenses	193,627	181,482	12,145
Other income (expense)	(29,552)	(31,083)	1,531
Net Income (loss)	$(31,275)	$26,094	$(57,371)

Revenues decreased during the quarter ended March 31, 2015, to $313,222 from $402,442 for the quarter ended March 31, 2014, a decrease of $89,220.  The revenues were generated primarily from our specialized laboratory supplies and detector sales, with $29,150 coming from the sale of an ultra-low temperature freezer.  We are continuing to refine and commercialize the ultra-low temperature freezer technology.

With decreased sales during the reporting period, cost of goods sold decreased in the quarter ending March 31, 2015, as compared to March 31, 2014 to $121,317 from $163,783, a decrease of $42,466. The gross profit   percentage improved to 61% for the three months ended March 31, 2015, compared to 59% for the three months ended March 31, 2014.  The increase in gross profit percentage relates primarily to the mix of product sales, with much of the revenue increase during the reporting period coming from the products which carry higher profit margins.  In addition, we continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

Operating expenses for the three months ended March 31, 2015 were $193,627, which represents an increase of $12,145 from the $181,482 in operating expenses recorded for the three month period ended March 31, 2014.  The increase results primarily from higher insurance costs, salaries, and professional fees.  Operating expenses for the remaining reporting periods in 2015 are expected to remain near the levels shown for the period of this report.

The net loss for the three month period ended March 31, 2015 was $31,275, a decline of $57,371from the $26,094 net profit for the three month period ended March 31, 2014.  The change results from the lower sales levels, combined with increased operating expenses.  Increased operating expenses have resulted from additional work to accelerate the commercialization of the ultra-low temperature freezer and reefer.

The net profit for the three months ended March 31, 2015 was $0.00 per share on both a basic and fully diluted basis.  The net loss for the three months ended March 31, 2014 was also $0.00 per share.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at March 31, 2015, were $364,533, with net accounts receivable of $124,734 and net inventory of $214,697. To date we have relied on revenues and sales of equity and debt securities for our cash resources.   Our working capital deficit on March 31, 2015, was $686,573, due primarily to the $650,000 in outstanding debentures and $676,125 in accrued interest on those debentures.  Working capital on December 31, 2014 was a deficit of $663,672.  Management is working to obtain financing to enable it to retire the remaining outstanding debentures and provide the capital needed to commercialize the low temperature freezer and refrigeration technology.  There can be no assurance that funds will be available, or that terms of available funds will be acceptable to the Company.  The inability of the Company to obtain funding at acceptable terms could negatively impact its ability to execute its business plan.

For the three month period ended March 31, 2015, net cash provided from operating activities was $96,177 which compares to $77,895 of net cash used for operating activities for the three month period ended March 31, 2014.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  Future minimum lease payments under the operating lease at March 31, 2015 are $99,200 for that facility.  In addition, we have automobile leases with future minimum lease payments of $17,472.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not required

Item 4.  Controls and Procedures

(a)

Management’s Report on Internal Control Over Financial Reporting.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our Chief Executive Officer and

Principal Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  During the fourth quarter of 2014 we incorrectly valued an equity transaction; a stock value other than the closing price of the stock on the date of the stock   grant.  During the three months ended March 31, 2015 we have been implementing enhanced documentation, review and supervision processes and procedures the valuation of equity transactions.  We believe that those changes are now fully implemented, and that such implementation will provide reasonable assurance that the valuation of equity transactions is being properly monitored, and that those revised and implemented disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)

Changes in Internal Control Over Financial Reporting.

The implementation of processes and procedures to insure the proper valuation of equity transactions to enhance our internal control over financial reporting was made during the period covered by this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None; not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2015, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

At March 31, 2015, the remaining outstanding convertible debentures in default were $650,000, including penalties.  The debentures bear an 18% interest rate.  The Company accrued an additional $29,250 in interest during the quarter ended March 31, 2015.  The total accrued interest on this remaining debenture was $676,125 as of March 31, 2015.

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

May 15, 2015

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

May 15, 2015

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

May 15, 2015

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial

Officer