Form 10-Q
period 2015-06-30
REFLECT SCIENTIFIC INC
filed 2015-08-07
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Class

Outstanding as of August 7, 2015

56,702,501 shares of $0.01 par value common stock on August 7, 2015

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	16

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3	Defaults Upon Senior Securities	16

Item 4	Mine Safety Disclosure	16

Item 5	Other Information	16

Item 6	Exhibits	16

Signatures		18

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2015

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2015	December 31, 2014
	(unaudited)
CURRENT ASSETS

Cash	$309,733	$271,053
Accounts receivable, net of allowance for bad debts of $4,000 and $18,715	93,741	256,170
Inventories, net of allowance for obsolescence of $12,500 and $30,782	240,179	215,958
Prepaid assets	3,100	3,100

Total Current Assets	646,753	746,281

FIXED ASSETS, NET	-	-

OTHER ASSETS

Intangible assets, net	18,000	34,043
Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	81,100	97,143

TOTAL ASSETS	$727,853	$843,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	June 30, 2015	December 31, 2014
	(unaudited)
CURRENT LIABILITIES

Accounts payable	$16,340	$59,401
Short-term lines of credit	14,990	20,275
Convertible debenture	-	650,000
Interest payable	-	646,875
Customer deposits	687	18,838
Accrued expenses	15,531	14,464
Income taxes payable	100	100

Total Current Liabilities	47,648	1,409,953

Total Liabilities	47,648	1,409,953

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 56,702,501 and 56,702,501 issued and outstanding, respectively	567,024	567,024
Additional paid in capital	19,135,183	19,135,183
Accumulated deficit	(19,022,002)	(20,268,736)

Total Shareholders’ Deficit	680,205	(566,529)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$727,853	$843,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES	$198,076	$378,913	$511,298	$781,355

COST OF GOODS SOLD	56,349	167,466	177,666	331,249

GROSS PROFIT	141,727	211,447	333,632	450,106

OPERATING EXPENSES
Salaries and wages	105,167	102,259	209,361	201,037
Rent expense	8,605	8,482	17,209	17,250
Research and development expense	20,897	5,654	26,125	11,417
General and administrative expense	54,910	84,177	130,512	152,350
Total Operating Expenses	189,579	200,572	383,207	382,054

OPERATING PROFIT (LOSS)	(47,852)	10,875	(49,575)	68,052

OTHER INCOME (EXPENSE)
Other income	-	812	-	812
Interest expense – other	(263)	(1,799)	(566)	(3,632)
Interest on debentures	(29,250)	(29,250)	(58,500)	(58,500)
Gain on extinguishment of debt	1,355,375	-	1,355,375	-

Total Other Income (Expenses)	1,325,862	(30,237)	1,296,309	(61,320)

NET INCOME (LOSS) BEFORE TAXES	1,278,010	(19,362)	1,246,734	6,732

Income tax benefit (expense)	-	-	-	-

NET INCOME (LOSS)	$1,278,010	$(19,362)	$1,246,734	$6,732

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.02	$(0.01)	$0.02	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	56,702,501	53,726,967	56,702,501	53,726,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,246,734	$6,732
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	-	668
Amortization	16,043	19,571
Gain on extinguishment of debt	(1,355,375)	-

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	162,429	6,680
(Increase)/decrease in inventory	(24,221)	11,852
(Increase)/decrease in prepaid assets	-	-
Increase/(decrease) in accounts payable and accrued expenses	16,506	75,387
Increase/(decrease) in customer deposits	(18,151)	(283)
Net Cash from Operating Activities	43,965	120,607

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	-	-
Payments made on lines of credit	(5,285)	(4,976)
Net Cash from Financing Activities	(5,285)	(4,976)

NET INCREASE (DECREASE) IN CASH	38,680	115,631
CASH AT BEGINNING OF PERIOD	271,053	251,463
CASH AT END OF PERIOD	$309,733	$367,094

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$566	$3,632
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2014 financial statements.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

NOTE 2 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

Cole, Inc. (the Company) was incorporated under the laws of the State of Utah on November 3, 1999. The Company was organized to engage in any lawful activity for which corporations may be organized under the Utah Revised Business Corporation Act.  On December 30, 2003 the Company changed its name to Reflect Scientific, Inc.

NOTE 3 – GOING CONCERN

The Company has seen an erosion of its revenues and operating income and has accumulated significant operating losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has taken a number of actions to increase revenues and reduce expenses. Management continues to seek additional funding through the capital markets to facilitate the commercialization of its patented detector and refrigeration products, as well as to provide operating capital for its operations. However, there can be no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 4 – GAIN ON EXTINGUISHMENT OF DEBT

At December 31, 2014, the remaining outstanding convertible debentures in default were $650,000, including the default penalty.  The debentures carried an 18% interest rate.  The Company had accrued $58,500 in interest during the six months ended June 30, 2015.  The total accrued interest on this remaining debenture was $705,375 as of June 1, 2015.  The holder of the debentures filed bankruptcy in 2009.  No communication from the debenture holder has been received since that time.  Under laws in the State of New York, which is the judicial jurisdiction of the agreement, written contracts have a statute of limitations of six years.  As that six year period has passed, management made the decision, after receiving an opinion from legal counsel, to remove from its books the debentures and the related default penalty and accrued interest, the aggregate of which totals $1,355,375.

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

NOTE 6 – SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE:  Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2015 and December 2014, the Company had accounts receivable of $97,741 and $274,884, respectively.  At June 30, 2015 and December, 2014 the allowance for doubtful accounts was $4,000 and $18,715, respectively.

INVENTORY - Inventories are presented net of an allowance for obsolescence and are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for detectors and ultra-low temperature freezers which it builds, and other scientific items. At June 30, 2015 inventory was made up of $252,679 of finished goods, less an allowance for obsolescence of $12,500.  At December 31, 2014, inventory was comprised of $246,740 of finished goods, less an allowance for obsolescence of $30,782. There were no raw materials or work in progress for either period presented.

INTANGIBLE ASSETS:  Costs to obtain or develop patents are capitalized and amortized over the life of the patents. Patents are amortized from the date the Company acquires or is awarded the patent over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of June 30, 2015.

GOODWILL: Goodwill represents the excess of the Company’s acquisition cost over the fair value of net assets of the acquisition. Goodwill is not amortized, but is tested for impairment annually, or when a triggering event occurs. As described in ACS 360, the Company has adopted the two step goodwill impairment analysis that includes quantitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. A fair-value-based test is applied at the overall Company level. The test compares the estimated fair value of the Company at the date of the analysis to the carrying value of its net assets. The analysis also requires various judgments and estimates, including general and macroeconomic conditions, industry and the Company’s targeted market conditions, as well as relevant entity-specific events, such as a change in the market for the Company’s products and services. After considering the qualitative factors that would indicate a need for interim impairment of goodwill and applying the two-step process described in ASC 360, management has determined that the value of Company’s assets is not more likely than not less than the carrying value of the Company including goodwill, and that no impairment charge needs be recognized during the reporting periods.

EARNINGS PER SHARE: The computation of basic earnings per share (EPS) of common stock is based on the weighted average number of shares outstanding during the period.  Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period. Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive. At June 30, 2015 and 2014, the Company had no common stock equivalents.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03 to simplify the presentation of debt issuance costs.  The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums.  The ASU also requires that the amortization of debt issuance costs be reported as interest expense.  For public companies, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (early adoption is permitted).  The adoption of this ASU will impact the presentation of the Company’s financial statements in future periods should it be successful in raising funds.

Also, in April 2015, the FASB issued ASU 2015-05 related to customer’s accounting for fees paid in a cloud computing arrangement.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (early adoption is permitted).  The Company does not expect this ASU to have a significant impact on its consolidated financial position, results of operations or cash flows.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and six month periods ended June 30, 2015, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Plan of Operation and Business Growth

Our efforts continue to be focused on increasing the sales of our life science consumables and detectors while, at the same time, working to commercialize our liquid nitrogen refrigeration products.  Of those liquid nitrogen refrigeration products, the refrigerated trailer, known as a “reefer”, is receiving highest priority.  We have our first manufactured unit operational, have conducted a number of road tests and are working to develop alliances with contract manufacturers for those products.

We also continue to focus on the expansion of our detector.  We believe that the enhanced functionality of our new detector, coupled with its low cost, provides us with a competitive edge over products currently being sold in that specialized market.

Concurrent with the development and commercialization of the above products, we have completed our on-line catalog and are making progress in enrolling new distributors for our consumable products.

Our revenues during the three and six month reporting periods decreased  47% and 34%, respectively during 2015 compared to 2014 revenues.

Results of Operations

Three Months Ended June 30, 2015 and 2014

	For the three months ended June 30,
	2015	2014	Change
Revenues	$198,076	$378,913	$(180,837)
Cost of goods sold	56,349	167,466	(111,117)
Gross profit	141,727	211,447	(69,720)
Operating expenses	189,579	200,572	(10,993)
Other income (expense)	1,325,862	(30,237)	1,295,625
Net income (loss)	$1,278,010	$(19,362)	$1,258,648

Revenues decreased during the quarter ended June 30, 2015, to $198,076 from $378,913 for the quarter ended June 30, 2014, a decrease of $180,837.  The decline in revenues seen during the quarter resulted from the acquisition of a major customer by another firm, disrupting the normal flow of orders we generally receive from that client.  All of the revenues generated during the three month period ended June 30, 2015 were from our specialized laboratory supplies and detector sales. We are continuing work to refine and commercialize the ultra-low temperature freezer technologies, and have received orders for additional units for delivery early 4th quarter.

With decreased sales during the reporting period, cost of goods correspondingly decreased in the quarter ending June 30, 2015, as compared to June 30, 2014 to $56,349 from $167,466, a increase of $111,117. The gross profit   percentage increased to 72% for the three months ended June 30, 2015, compared to 56% for the three months ended June 30, 2014.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

As a result of our continued focus on operating expenses we realized a reduction of operating expenses in the current period.  This reduction is the result of cost reduction efforts implemented by management and an ongoing quest to gain additional operating efficiencies.  Operating expenses for the three months ended June 30, 2014 were $189,579, which represents a decrease of $10,993 from the $200,572 in operating expenses recorded for the three month period ended June 30, 2014.  The decrease results primarily from a reduction in our bad debt provision, offset in part by small increases in a number of expense categories. Operating expenses for the remaining six months of 2015 are expected to approximate the expense levels shown for the three month period ended June 30, 2015.

The net income for the three month period ended June 30, 2015 was $1,278,010, an improvement of $1,258,648 from the $19,362 loss for the three month period ended June 30, 2014.  Management continues to look for opportunities to increase sales, improve gross margins and reduce ongoing operating expenses

The net income for the three months ended June 30, 2015 was $0.02 per share.  This compares to a net loss of $0.01 per share for the three month period ended June 30, 2014.

Six Months Ended June 30, 2015 and 2014

	For the six months ended June 30,
	2015	2014	Change
Revenues	$511,298	$781,355	$(270,057)
Cost of goods sold	177,666	331,249	(153,583)
Gross profit	333,632	450,106	(116,474)
Operating expenses	383,207	382,054	1,153
Other income (expense)	1,296,309	(61,320)	1,357,630
Net profit (loss)	$1,246,734	$6,732	$1,240,002

Revenues decreased during the six month period ended June 30, 2015, to $511,298 from $781,355 for the six month period ended June 30, 2014, a decrease of $270,057.  All of the revenues were generated from our specialized laboratory supplies and detector sales, as we work to continue to refine and commercialize the ultra low temperature freezer technologies.  We completed our catalog web site and have distributed our catalog to a number of potential new distributors.  We have brought on additional distributors to expand the distribution channels for our products.

Due to the decrease in sales, cost of goods in the six month period ending June 30, 2015 decreased by $153,583, to $177,666 from $331,249 for the six month period ended June 30, 2014. The gross profit percentage increased to 65% for the six month period ended June 30, 2015, compared to 58% for the six months ended June 30, 2014.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

Continued focus to control operating expenses resulted in an increase of only $1,153 in the current six month period.  This increase results from slightly higher expenses levels for a number of expense categories, offset by a favorable adjustment to the bad debt allowance.  Operating expenses for the six months ended June 30, 2015 were $383,207, compared to $382,054 shown for the six month period ended June 30, 2014.

Net income for the six month period ended June 30, 2015 was $1,246,734, a $1,240,002 improvement from the $6,732 net income for the six month period ended June 30, 2014.  Management continues to look for opportunities to increase revenue, improve gross margins and reduce ongoing operating expenses in order to achieve profitability.

Earnings for the six months ended June 30, 2015 was $0.02 per share.  Earnings for the six months ended June 30, 2014 was $0.00 per share.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at June 30, 2015, were $309,733, with accounts receivable of $93,741, net of allowance, and inventory of $240,179, net of allowance. To this time we have relied on revenues and sales of equity and debt securities for our cash resources.   Our working capital on June 30, 2015, was $599,105.  Working capital on December 31, 2014 was a deficit of $663,672, due primarily to the $650,000 in defaulted debentures and $646,875 in accrued interest related to those debentures.

For the six month period ended June 30, 2015, net cash provided from operating activities was $43,965 which compares to $120,607 net cash provided from operating activities for the six month period ended June 30, 2014.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah which runs through November 30, 2017.  Future minimum lease payments under the operating lease at June 30, 2015 are $89,900 for that facility.  In addition, on May 9, 2014, the Company entered into an automobile lease. Future minimum lease payments under this lease are $15,600 at June 30, 2015, with minimum lease payments of $3,744 due for the remainder of 2015, $7,488 in 2016, and $4,368 in 2017.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not required.

Item 4.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are not effective at that reasonable assurance level as of the end of the period covered by this report based upon our current level of transactions and staff.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act.  Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended June 30, 2014 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None; not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2015, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

In June 2015, management received from legal counsel an opinion that the statute of limitations had expired on the debentures and the related default penalty and accrued interest.  Accordingly, management elected to remove those liabilities from their financial records, resulting in the recognition of a gain on extinguishment of debt of $1,355,375.

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

Reflect Scientific, Inc.

(Registrant)

Date:

August 7, 2015

By:  /s/Kim Boyce____________________

                                                                       Kim Boyce, CEO, President and Director

Date:

August 7, 2015

By:  /s/Tom Tait______________________

                                                                       Tom Tait, Vice President and Director

Date:

August 7, 2015

By:  /s/Keith Merrell___________________

                                                                       Keith Merrell, CFO, Principal Financial

                                                                       Officer