Form 10-Q
period 2015-09-30
REFLECT SCIENTIFIC INC
filed 2015-11-13
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Class

Outstanding as of November 13, 2015

56,702,501 shares of $0.01 par value common stock on November 13, 2015

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements
	Unaudited Condensed Balance Sheets As of September 30, 2015, and December 31, 2014	5
	Unaudited Condensed Statements of Operations For the three and nine months ended September 30, 2015 and 2014	7
	Unaudited Condensed Statements of Cash Flows For the nine months ended September 30, 2015 and 2014	8
	Notes to Unaudited Condensed Financial Statements	9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosure about Market Risk	16

Item 4	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Mine Safety Disclosure	17

Item 5	Other Information	17

Item 6	Exhibits	17

Signatures		19

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2015

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2015	December 31, 2014
	(Unaudited)

CURRENT ASSETS

Cash	$342,052	$271,053
Accounts receivable, net of allowance for bad debts of $4,000 and $18,714	111,717	256,170
Inventories, net of allowance for obsolescence of $12,500 and $30,872	240,979	215,958
Prepaid assets	3,100	3,100

Total Current Assets	697,848	746,281

FIXED ASSETS, NET	-	-

OTHER ASSETS

Intangible assets, net	11,076	34,043
Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	74,176	97,143

TOTAL ASSETS	$772,024	$843,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	September 30, 2015	December 31, 2014
	(Unaudited)

CURRENT LIABILITIES

Accounts payable	$53,172	$59,401
Short-term lines of credit	12,214	20,275
Convertible debenture	-	650,000
Interest payable	-	646,875
Customer deposits	58,846	18,838
Accrued expenses	13,679	14,464
Income taxes payable	100	100

Total Current Liabilities	138,011	1,409,953

Total Liabilities	138,011	1,409,953

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 56,702,501 and 56,702,501 issued and outstanding, respectively	567,024	567,024
Additional paid in capital	19,135,183	19,135,183
Accumulated deficit	(19,068,194)	(20,268,736)

Total Shareholders’ Deficit	634,013	(566,529)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$772,024	$843,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUES	$256,072	$290,711	$767,370	$1,072,066

COST OF GOODS SOLD	106,562	116,264	284,228	447,513

GROSS PROFIT	149,510	174,447	483,142	624,553

OPERATING EXPENSES
Salaries and wages	98,956	105,674	308,317	306,711
Rent expense	8,608	8,483	25,817	25,733
Research and development expense	16,951	15,145	43,076	26,562
General and administrative expense	70,946	78,615	201,460	230,965
Total Operating Expenses	195,461	207,917	578,670	589,971

OPERATING PROFIT (LOSS)	(45,951)	(33,470)	(95,528)	34,582

OTHER INCOME (EXPENSE)
Other income	-	152	-	964
Interest expense – other	(240)	(1,754)	(805)	(5,386)
Interest on debentures	-	(29,250)	(58,500)	(87,750)
Gain on extinguishment of debt	-	-	1,355,375	-

Total Other Income (Expenses)	(240)	(30,852)	1,296,070	(92,172)

NET INCOME (LOSS) BEFORE TAXES	(46,191)	(64,322)	1,200,542	(57,590)

Income tax benefit (expense)	-	-	-	-

NET INCOME (LOSS)	$(46,191)	$(64,322)	$1,200,542	$(57,590)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.00	$(0.01)	$0.02	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	56,702,501	53,726,967	56,702,501	53,726,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,200,542	$(57,590)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	-	1,003
Amortization	22,967	29,356
Gain on extinguishment of debt	(1,355,375)	-

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	144,453	25,321
(Increase)/decrease in inventory	(25,021)	15,256
(Increase)/decrease in prepaid assets	-	-
Increase/(decrease) in accounts payable and accrued expenses	51,486	70,677
Increase/(decrease) in customer deposits	40,008	893
Net Cash from Operating Activities	79,060	84,916

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	-	-
Payments made on lines of credit	(8,061)	(7,594)
Net Cash from Financing Activities	(8,061)	(7,594)

NET INCREASE (DECREASE) IN CASH	70,999	77,322
CASH AT BEGINNING OF PERIOD	271,053	251,463
CASH AT END OF PERIOD	$342,052	$328,785

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$805	$5,386
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2014 financial statements.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

NOTE 6 – SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE:  Accounts receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2015 and December 2014, the Company had accounts receivable of $115,717 and $274,884, respectively.  At September 30, 2015 and December, 2014 the allowance for doubtful accounts was $4,000 and $18,714, respectively.

INVENTORY - Inventories are presented net of an allowance for obsolescence and are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for detectors and ultra-low temperature freezers which it builds, and other scientific items. At September 30, 2015 inventory was made up of $253,479 of finished goods, less an allowance for obsolescence of $12,500.  At December 31, 2014, inventory was comprised of $246,740 of finished goods, less an allowance for obsolescence of $30,782.  There were no raw materials or work in progress for either period presented.

INTANGIBLE ASSETS:  Costs to obtain or develop patents are capitalized and amortized over the life of the patents. Patents are amortized from the date the Company acquires or is awarded the patent over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of September 30, 2015.

GOODWILL: Goodwill represents the excess of the Company’s acquisition cost over the fair value of net assets of the acquisition. Goodwill is not amortized, but is tested for impairment annually, or when a triggering event occurs. As described in ACS 360, the Company has adopted the two step goodwill impairment analysis that includes quantitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. A fair-value-based test is applied at the overall Company level. The test compares the estimated fair value of the Company at the date of the analysis to the carrying value of its net assets. The analysis also requires various judgments and estimates, including general and macroeconomic conditions, industry and the Company’s targeted market conditions, as well as relevant entity-

specific events, such as a change in the market for the Company’s products and services. After considering the qualitative factors that would indicate a need for interim impairment of goodwill and applying the two-step process described in ASC 360, management has determined that the value of Company’s assets is not more likely than not less than the carrying value of the Company including goodwill, and that no impairment charge needs be recognized during the reporting periods.

EARNINGS PER SHARE: The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements.    Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period. Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive. At September 30, 2015 and 2014, the Company had -0- and 1,000,000 common stock equivalents excluded in calculating diluted EPS.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS - UPDATE

In September 2015, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805). The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Additionally, this ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminates the requirement to retrospectively account for those adjustments. This ASU is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

In August 2015, the Financial Accounting Standards Board issued ASU 2015-14, Revenue from Contracts with Customer (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU 2014-09, Revenue from Contracts with Customer (Topic 606) for all entities by one year. As a result, all entities will be required to apply the provisions of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the adoption date and impact the guidance in this ASU will have, if any, on our consolidated results of operations, cash flows, or financial position.

In June 2015, the Financial Accounting Standards Board issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this ASU represent changes to clarify the

Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. This ASU is effective for fiscal years and interim periods beginning on or after December 15, 2015, with early adoption permitted. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

In August 2014, the Financial Accounting Standards Board issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). This ASU will require an entity's management, for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The definition of substantial doubt within this ASU incorporates a likelihood threshold of "probable" similar to the use of that term under current guidance for Topic 450, Contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and nine month periods ended September 30, 2015, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our revenues during the three and nine month reporting periods decreased  12% and 28%, respectively during 2015 compared to 2014 revenues.

Results of Operations

Three Months Ended September 30, 2015 and 2014

	For the three months ended September 30,
	2015	2014	Change
Revenues	$256,072	$290,711	$(34,639)
Cost of goods sold	106,562	116,264	(9,702)
Gross profit	149,510	174,447	(24,937)
Operating expenses	195,461	207,917	(12,456)
Other income (expense)	(240)	(30,852)	(30,612)
Net income (loss)	$(46191)	$(64,322)	$18,131

Revenues decreased during the quarter ended September 30, 2015, to $256,072 from $290,711 for the quarter ended September 30, 2014, a decrease of $34,639.  All of the revenues generated during each of the three month period ended September 30, 2015 and 2014 were from our specialized laboratory supplies and detector sales. We are continuing work to refine and commercialize the ultra-low temperature freezer technologies, and have received orders for additional units for delivery early 4th quarter.

With decreased sales during the reporting period, cost of goods correspondingly decreased in the quarter ending September 30, 2015, as compared to September 30, 2014 to $106,562 from $116,264, a decrease of $9,702. We realized a gross profit percentage of 58% for the three months ended September 30, 2015, compared to 60% for the three months ended September 30, 2014.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

As a result of our continued focus on operating expenses we realized a reduction of operating expenses in the current period.  This reduction is the result of cost reduction efforts implemented by management and an ongoing quest to gain additional operating efficiencies.  Operating expenses for the three months ended September 30, 2015 were $195,461, which represents a decrease of $12,456 from the $207,917 in operating expenses recorded for the three month period ended September 30, 2014.  The decrease results primarily from a reduction in our consulting and personnel expenses, offset in part by small increases in a number of expense categories.  Operating expenses for the remaining three months of 2015 are expected to approximate the expense levels shown for the three month period ended September 30, 2015.

The net loss for the three month period ended September 30, 2015 was $46,191, an improvement of $18,131 from the $64,322 loss for the three month period ended September 30, 2014. Management continues to look for opportunities to increase sales, improve gross margins and reduce ongoing operating expenses

The net loss for the three month periods ended September 30, 2015 and 2014 was $0.00 per share.

Nine Months Ended September 30, 2015 and 2014

	For the nine months ended September 30,
	2015	2014	Change
Revenues	$767,370	$1,072,066	$(304,696)
Cost of goods sold	284,228	447,513	(163,285)
Gross profit	483,142	624,553	(141,411)
Operating expenses	578,670	589,971	(11,301)
Other income (expense)	1,296,070	(92,172)	1,388,242
Net profit (loss)	$1,200,542	$(57,590)	$1,258,132

Revenues decreased during the nine month period ended September 30, 2015, to $767,370 from $1,072,066 for the nine month period ended September 30, 2014, a decrease of $304,696.  During 2014 $29,150 of the sales were generated from the sale of our ultra-low temperature freezer, with the remainder coming from our specialized laboratory supplies and detectors.  All of the revenues in 2014 were generated from our specialized laboratory supplies and detector sales, as we work to continue to refine and commercialize the ultra low temperature freezer technologies.

Due to the decrease in sales, cost of goods in the nine month period ending September 30, 2015 decreased by $163,285, to $284,228 from $447,513 for the nine month period ended September 30, 2014. The gross profit percentage increased to 63% for the nine month period ended September 30, 2015, compared to 58% for the nine months ended September 30, 2014.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

Continued focus to control operating expenses resulted in a decrease of $11,301 in the current nine month period.  This decrease results from lower expenses levels for consulting and professional services and a bad debt allowance adjustment, offset in part by smaller increases in a number of expense categories.  Operating expenses for the nine months ended September 30, 2015 were $578,670, compared to $589,971 shown for the nine month period ended September 30, 2014.

Net income for the nine month period ended September 30, 2015 was $1,200,542, a $1,258,132 improvement from the $57,590 net loss for the nine month period ended September 30, 2014. Management continues to look for opportunities to increase revenue, improve gross margins and reduce ongoing operating expenses in order to achieve profitability.

Earnings for the nine months ended September 30, 2015 was $0.02 per share.  Net loss for the nine months ended September 30, 2014 was $0.01 per share.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at September 30, 2015, were $342,052, with accounts receivable of $111,717, net of allowance, and inventory of $240,979, net of allowance. To this time we have relied on revenues and sales of equity and debt securities for our cash resources.   Our working capital on September 30, 2015, was $559,837. Working capital on December 31, 2014 was a deficit of

$663,672, due primarily to the $650,000 in defaulted debentures and $646,875 in accrued interest related to those debentures

For the nine month period ended September 30, 2015, net cash provided from operating activities was $79,060 which compares to $84,916 net cash provided from operating activities for the nine month period ended September 30, 2014.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah which runs through November 30, 2017.  Future minimum lease payments under the operating lease at September 30, 2015 are $80,600 for that facility.  In addition, on May 9, 2014, the Company entered into an automobile lease. Future minimum lease payments under this lease are $13,728 at September 30, 2015, with minimum lease payments of $1,872 due for the remainder of 2015, $7,488 in 2016, and $4,368 in 2017.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act.  Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended September 30, 2015 that have materially affected, or are like to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None; not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2015, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Reflect Scientific, Inc.

(Registrant)

Date:

November 13, 2015

By:  /s/ Kim Boyce

Kim Boyce, CEO, President and Director

Date:

November 13, 2015

By:  /s/ Tom Tait

Tom Tait, Vice President and Director

Date:

November 13, 2015

By:  /s/ Keith Merrell

Keith Merrell, CFO, Principal Financial

Officer