Form 10-K
period 2015-12-31
REFLECT SCIENTIFIC INC
filed 2016-03-30
CIK 1103090

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes [  ]  No [X]

State Issuer’s revenues for its most recent fiscal year:  December 31, 2015 - $1,037,323.

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

There are approximately 27,137,931 shares of common voting stock of the Registrant held by non-affiliates, and based upon the average bid and asked prices of our common stock on June 30, 2015 of $0.10, as reported by the OTC Bulletin Board of the National Association of Securities Dealers, Inc., the aggregate market value of our common stock held by non-affiliates was approximately $2,713,793.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Past Five Years

None; not applicable.

Outstanding Shares

As of March 28, 2016, the Registrant had 60,958,514 shares of common stock outstanding.

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

Our Visacon brand chemical detectors provide our OEM customers a cost effective detection product that allows them to extend their markets. Detectors use patented optical detection technologies that can be tailored for pharmaceutical, biotechnology or other life science applications.  We launched our next generation detector in late 2013 and expected that, due to price and features advantages, detector sales would grow significantly.  While sales have been steady, we did not experience the growth that had been anticipated at the time of the product introduction into the marketplace.

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

Patents have been issued covering the following products:

JMST chemical detectors – 4 patents issued

Cryomastor ultra low temperature freezers – 2 patents issued

PATENT INFORMATION

Patent number	Title	Issue	Filing	Expiration

7,621,148	Ultra-low temperature bio-sample storage system	Nov. 24, 2009	Aug. 7, 2007	Nov. 24, 2027
6,804,976	High reliability multi-tube thermal exchange structure	Oct 19, 2004	Dec 12, 2003	Dec 12, 2023
6,530,286	Method and apparatus for measuring fluid flow	Mar 11, 2003	May 9, 2000	May 9, 2020
5,969,812	Spectrophotometer apparatus with dual concentric beams and fiber optic beam splitter	Oct 19, 1999	Oct 18, 1995	Oct, 18, 2015 (1)
5,699,156	Spectrophotometer apparatus with dual light sources and optical paths, fiber optic pick-up and sample cell therefore	Dec 16, 1997	Nov 23, 1994	Dec 16, 2014 (1)
5,694,215	Optical array and processing electronics and method therefore for use in spectroscopy	Dec 2, 1997	Mar 4, 1996	Mar 4, 2016

(1)

Filings are being made to extend the life of this patent.  As of the date of this report there has been no determination as to whether the application for extension will be granted.

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

Research and Development Costs During the Last Two Fiscal Years

During the year ended December 31, 2015, we expended $72,863 for research and development.  During the year ended December 31, 2014, we expended $22,135 for research and development.  The majority of the research and development on our products is performed by independent contractors who have been enhancing technologies, primarily on the reefer unit and the detectors.  We expect research and development cost to increase in the future with the development work required to commercialize our Cryometrix freezers.

Employees

As of March 28, 2016, subsequent to the balance sheet date, we had 8 full-time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

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

None.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities.

Market Information

Since July 6, 2005, our common stock has been listed under the symbol “RSCF” on the OTCBB.  Prior to July 6, 2005, our stock traded under the symbol “COLH” since its initial listing on May 24, 2001.  The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2015, 2014 and 2013. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	2015		2014		2013
	High	Low	High	Low	High	Low

Quarter ended December 31	$ 0.11	$0.04	$0.45	$0.11	$0.08	$0.05
Quarter ended September 30	$ 0.15	$0.07	$0.11	$0.06	$0.08	$0.06
Quarter ended June 30	$ 0.20	$0.08	$0.10	$0.06	$0.07	$0.04
Quarter ended March 31	$ 0.17	$0.10	$0.10	$0.05	$0.08	$0.06

As of March 15, 2016, there were 60,958,514 shares of our common stock outstanding.  On March 15, 2016, the high and low bid price for our common stock was $0.41 and $0.04 respectively.

Holders

The number of record holders of our common stock as of March 15, 2016, was approximately 146; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

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

In December 2015, the board approved the issuance of 1,256,013 shares of restricted common stock.  Of the shares granted, 639,000 were issued to employees and 617,013 were issued to consultants.

In July 2015, the board approved the issuance of 3,000,000 shares of restricted common stock to its President/CEO.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2015, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

In July 2015, the board approved the issuance of 3,000,000 shares of restricted common stock to its President/CEO.

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

Critical Accounting Policies and Estimates

Reflect Scientific’s accounting policies are more fully described in Note 2 of the consolidated financial statements.  As discussed in Note 2, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  Reflect Scientific believes that the following addresses Reflect Scientific’s most critical accounting policies.  There have been no significant changes during the year ended December 31, 2015.

REVENUE RECOGNITION:  Revenue is only recognized on product sales once the product has been shipped to the customers, persuasive evidence of an agreement exists, the price is fixed or determinable, and collectability is reasonably assured.

ESTIMATES:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CASH:  The Company considers all deposit accounts and investment accounts with an original maturity of 90 days or less to be cash equivalents.

ACCOUNTS RECEIVABLE:  The Company writes off trade receivables when deemed uncollectible.  The Company estimates allowance for doubtful accounts based on the aged receivable balances and historical losses.  The Company charges off uncollectible accounts when management determines there is no possibility of collecting the related receivable. The Company considers accounts receivable to be past due or delinquent based on contractual terms, which is generally net 30 days.

The Company charged $0 to bad debt expense for the years ended December 31, 2015 and 2014. As the Company has historically experienced minimal bad debts, the allowance for doubtful accounts balance of $18,714 at December 31, 2014 was reduced to a $4,000 reserve at December 31, 2015.  Management feels this to be an adequate reserve based on the experience seen over multiple years.

The Company maintains an allowance for doubtful accounts to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

FIXED ASSETS:  Fixed assets are stated at cost.  Expenditure for minor repairs, maintenance, and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred.  All major additions and improvements are capitalized.  Depreciation is computed using the straight-line method.  The lives over which the fixed assets are depreciated range from 5 to 7 years, except for computer equipment, which is depreciated over a 3 year life.

INVENTORY:  Inventories are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for the imaging and inspection systems which it builds, and other scientific items.

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

STOCK BASED COMPENSATION: The Company applies the provisions of FASB ASC Topic 718 “Stock Based Compensation” which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements.

Overview

During the year ended December 31, 2015 revenue decreased by 32.1% compared to the year ended December 31, 2014.  The significant decrease resulted from a decline in the sale of our ultra-cold freezers, as it was determined that modifications to the design should be implemented prior to the production of additional units.  While there can be no assurance that freezer sales will significantly increase after this re-design, it is encouraging that the marketplace has embraced our disruptive technology, and a number of units have been installed and are operational.  Historically, the core business of the company has been the sale of specialty laboratory supplies.  Orders of those supplies declined in 2015 as compared to 2014.  We are working to attract new distributors to build sales of these specialty items to historical levels.

The Company focused its resources during 2015 to the marketing of our new line of detectors and the continuation of work on the ultra-cold freezers and the cooling unit for refrigerated trucks.  Our next generation detector was successfully introduced into the marketplace in late 2013.  In late 2013 we also completed our first prototype refrigerated truck unit and began road tests with that unit during 2014.  Commercialization of both of these products will provide opportunity for the Company to expand its share of the detector market and make entry into the refrigerated truck market.

The Company has been proactive in making those business decisions which it believes will enable it to carry out its business plan. Significant cost reduction measures have been implemented, unprofitable subsidiaries divested, facilities consolidated and personnel reductions made.  However, we are still generating operating losses and we cannot assure that financing will be made available at acceptable rates to allow the execution of our business plan.  If we are unable to secure adequate financing, our ability to proceed with and implement our business plan will be negatively impacted.

Financial Position

The table below presents a summary of our consolidated balance sheets at December 31, 2015 and 2014:

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended Dec. 31, 2015	Year ended Dec 31, 2014	Increase (Decrease)
Cash	$ 292,087	$ 271,053	$ 21,034
Total current assets	653,881	746,281	(92,400)
Total assets	706,374	843,424	(137,050)
Total current liabilities	151,678	1,409,953	(1,258,275)
Accumulated deficit	(19,432,799)	(20,268,736)	835,937
Total stockholders’ equity (deficit)	$ 554,696	$ (566,529)	$ 1,121,225

We had $292,087 in cash as of December 31, 2015, an increase of $21,034 from December 31, 2014.  We had working capital of $502,203 at December 31, 2015, compared to a working capital deficit of $663,672 at December 31, 2014.

Contractual Obligations

The Company leases office/warehouse space in Utah.  In addition, it has a lease on a vehicle.  The following summarizes future minimum lease payments under the operating leases at December 31, 2015:

Minimum Lease Payments

Year Ending December 31,	Building	Automobile	Total
2016	$ 37,200	$ 7,488	$ 44,688
2017	34,100	4,368	38,468
	$ 71,300	$ 11,856	$ 83,156

Results of Operations

December 31, 2015 and 2014

The following table summarizes revenue, cost of goods sold, and operating expenses for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase (Decrease)
Revenue	$ 1,037,323	$ 1,527,927	$ (490,604)
Cost of Goods Sold	407,111	678,297	(271,186)
Gross Profit	630,213	849,630	(219,417)

Salaries and wages	661,931	827,394	(165,463)
Rent expense	34,424	34,215	209
Research and development expense	72,863	22,135	50,728
General and administrative expense	320,947	684,482	(363,535)
Total operating expenses	1,090,165	1,568,226	(478,061)

Loss from operations	(459,952)	(718,596)	258,644

Interest expense	(59,486)	(123,187)	63,701
Gain on extinguishment of debt	1,355,375	974	1,354,401

Net income (loss)	$ 835,937	$ (840,809)	$ 1,676,746

Total revenue in 2015 decreased 32.1% to $1,037,323 from revenue of $1,527,927 in 2014.  Revenue of $39,664 were from ultra-low temperature freezers accounts in 2015, compared with revenue of $231,775 from freezer sales in 2014.  We continue to work to increase sales of these freezer units, as well as working to develop marketing strategies to expand distribution channels of our specialty laboratory supplies.

Our cost of goods sold decreased in the period ending December 31, 2015, as compared to December 31, 2014, which is reflective of the reduced revenue numbers.  While revenue was lower in 2015, gross sales margin increased to 64.6%.  The gross margin percentage was 55% for 2014.  Our gross margin percent is also influenced by the sales mix, with the detectors and detector supplies carrying higher gross margins than the more generic lab supplies. We are working to increase gross margins through working with current vendors to obtain more favorable costing or identifying and qualifying new vendors who offer more favorable pricing without compromising quality.

The salaries and wages decrease of $165,463 in 2015 compared to 2014 is due to personnel reductions, reductions implemented in salaries, a reduction in stock-based compensation and utilizing contractors for work, where possible.  Our plan is to continue to use outside contractors where practical to enable us to maintain our employee level.

General and administrative expenses were $363,535 lower for 2015 as compared to 2014.  Expense levels going forward are expected to increase from the 2015 levels, as increased marketing and advertising costs to promote the sale of our products will be required to gain share in the marketplace.

Our evaluation showed no impairment charge was required in 2015.  At the end of 2015 we performed an evaluation of our intangible assets and goodwill for impairment.  Our evaluation determined that the intangible assets were carried on the financial statements at a fair value  at December 2015.

During 2015 it was determined that the statute of limitations had expired on the outstanding debentures, default penalty and accrued interest.  Accordingly, all amounts were removed from the financials with the result being a gain on extinguishment of debt of $1,355,375.

We had a net profit of $835,937 in 2015, an improvement of $1,676,746 over the net loss of $840,809 realized in 2014.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at December 31, 2015, were $292,087, with accounts receivable of $136,362 and inventory of $206,409, net of reserves. Our working capital at December 31, 2015 was $502,203.  This compares to negative working capital of $663,672 at December 31, 2014.

In 2015, net cash provided to fund operating activities was $31,913 as compared to net cash required to fund operations of $109,841 in 2014.  We anticipate that in 2016, with the benefit of continued cost reductions and increased revenue, we will continue to generate positive cash from operating activities. We continue our work to enhance our on-line ordering system to increase sales, develop the market for our ultra-low temperature freezers, work with current vendors to obtain more favorable pricing, and locate new vendors to provide opportunities to further reduce our cost of goods.

We will continue to focus our efforts on our core business activities while pursuing capital resources and evaluating potential future acquisitions which fit within and enhance our core business.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah, which expires November 30, 2017.  Future minimum lease payments under the operating lease at December 31, 2015 are $71,300 for this facility.  In addition, at December 31, 2015 we have one automobile lease with future minimum lease payments of $11,856.

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

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief/Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Principal Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective due to the material weakness in the Company’s internal control discussed below. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework

(2013). Based on this evaluation, our management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective due to the following material weakness:

Inadequate and Ineffective Controls over the Valuation of Equity Transactions:

Historically we incorrectly valued an equity transaction, using a stock value other than the closing price of the stock on the date of the stock grant.  While the equity transaction was corrected, it was initially recorded at a value less than the proper valuation, resulting in an understatement of compensation and consulting expense.  The changes made in valuing such transactions have been monitored by management in 2015 and they believe that the changes made provide reasonable assurance that future transactions will be properly valued.

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

Business Experience

Kim Boyce - CEO, Director

Mr. Boyce, 61, is the founder of Reflect Scientific and serves as President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Boyce has over thirty years of experience in manufacturing, sales, distribution and management of scientific products related to companies in the chemical analysis, semiconductor fabrication and optics industries. His responsibilities have included serving as a Western Regional Sales Manager, OEM Special Accounts Manager, Plant Operations Manager and various other senior management positions within these industries.

Thomas Tait - Vice President, Secretary, Director

Mr. Tait, 59, serves as Vice President. Mr. Tait brings experience with accelerated product development, “lean” process management tools, strategic market analysis, and acquisition integration.  Mr. Tait joined us from Danaher Company where he was a Business Manager over a $120 million in sales product line. Prior assignments have included General Manager of HyperQuan Inc., Product Manager J&W Scientific and Project Manager Varian Inc. He also co-founded ChiraTech Inc, a high technology Company that was sold to Thermo Electron Corporation. Mr. Tait holds an MBA in Technology Management from the University of Phoenix and a BS in Chemistry from Clarkson University. He also holds patents in Optics and MEMS technologies.

William G. Moon, Director

Mr. Moon, 66, has over 30 years experience in startup and engineering related companies.  His leadership experience includes assisting in the formation of what became the world’s largest disk drive company, Quantum Corporation, with over 10,000 employees.  He was Principal Engineer and Vice President of Engineering for over twenty years, during which time he co-designed numerous standard-setting disk drives.  During that time, he was a co-founder of a wholly owned Quantum subsidiary, Plus Development, and was key in the invention of the Hardcard, the first hard drive on a plug-in card.  He helped create a partnership with Panasonic for the world’s first totally automated disk drive assembly plant in Japan, producing over 100 million disk drives.  Prior to that, Mr. Moon designed memory products at Hewlett Packard Labs in their Disk Memory Division.  Over the past five years Mr. Moon has served as technical advisor to several companies and has sat on several boards.

Keith Merrell - Chief Financial Officer / Treasurer

Mr. Merrell, 70, serves as our Chief Financial Officer, Treasurer and General Manager.  Mr. Merrell draws on over 30 years of accounting experience to manage all of our accounting functions and to interface with our independent public accountants.  He spent two years in the field of public accounting, and served as Chief Financial Officer or Controller of five companies prior to joining us.  His business career also includes extensive experience in management, sales and marketing, consulting, and merger and acquisition work. He graduated from Arizona State University with a B.S. degree in Accounting.

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

Based solely on a review of the copies of such forms furnished to us or written representations from certain persons, we believe that during our calendar year ended December 31, 2015, all filing requirements applicable to our officers, directors and 10% stockholders were met by such persons.

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Com- pensation($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation($) (i)	Total Earnings ($) (j)

Kim Boyce CEO & Director	12/31/15 12/31/14 12/31/13	$100,000 $ 99,996 $ 99,996	- - -	225,000 416,000 248,437	- - -	- - -	- - -	- - -	$325,000 $515,996 $348,433

Tom Tait VP & Director	12/31/15 12/31/14 12/31/13	$50,735 $54,610 $54,610	- - -	5,560 - -	- - -	- - -	- - -	- - -	$56,295 $54,610 $54,610
Keith Merrell, CFO	12/31/15 12/31/14 12/31/13	$14,000 $16,500 $24,292	- - -	2,133 - -	- - -	- - -	- - -	- - -	$16,133 $16,500 $24,292

Outstanding Equity Awards

At December 31, 2015, there are no outstanding equity awards.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

None	None	None	None	None	None	None	None

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 15, 2016, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Reflect Scientific to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of Reflect Scientific and all executive officers and directors of Reflect Scientific as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

All percentages are calculated based upon a total number of 60,958,514 shares of common stock outstanding as of March 15, 2016, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

		Amount and Nature of	Percentage of Outstanding
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	Common stock

	Principal Shareholders

Common Stock	Kim Boyce 1270 South 1380 West Orem, Utah 84058	32,643,250	53.55%

	Officers and Directors

Common Stock	Kim Boyce	32,643,250	53.55%
Common Stock	Tom Tait	500,000	0.82%
Common Stock	Keith Merrell	177,333	0.29%
Common Stock	William Moon.	500,000	0.82%
	All directors and executive officers of the Company as a group (Five individuals)	33,820,583 ========	55.48% ======

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

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2015 and 2014:

Fee Category	2015	2014
Audit Fees	$51,463	$39,000
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$51,463	$39,000

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

The Board of Directors has received from our auditors the matters required to be discussed by PCAOB Auditing Standard No. 16 (Communications with Audit Committees).

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

REFLECT SCIENTIFIC, INC.

Date:	03/30/2016	By:	/s/Kim Boyce
Kim Boyce, Chief Executive Officer and Director

Date:	03/30/2016	By:	/s/Keith Merrell
Keith Merrell, Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	03/30/2016	By:	/s/Kim Boyce
Kim Boyce, CEO and Director

Date:	03/30/2016	By:	/s/Tom Tait
Tom Tait, Vice President and Director
Date:	03/30/2016	By:	/s/William Moon
William Moon, Director

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

C O N T E N T S

Reports of Independent Registered Public Accounting Firms

27 - 28

Consolidated Balance Sheets

 29 - 30

Consolidated Statements of Operations

 31

Consolidated Statements of Shareholders’ Equity (Deficit)

 32

Consolidated Statements of Cash Flows

 33

Notes to the Consolidated Financial Statements

 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Reflect Scientific, Inc.

We have audited the accompanying consolidated balance sheet of Reflect Scientific, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2015. Reflect Scientific, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reflect Scientific, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced recurring losses from operations and has an accumulated deficit as of December 31, 2015 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

OPINION OF MANTYLA MCREYNOLDS

Board of Directors and Shareholders of

Reflect Scientific, Inc. and Subsidiaries

Orem, Utah

We have audited the accompanying consolidated balance sheet of Reflect Scientific, Inc. and Subsidiaries as of December 31, 2014, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reflect Scientific, Inc. and Subsidiaries as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 31, 2015

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31, 2015	December 31, 2014

CURRENT ASSETS

Cash	$292,087	$271,053
Accounts receivable, net	136,362	256,170
Inventory, net	206,409	215,958
Prepaid assets	3,100	3,100

Total Current Assets	637,958	746,281

FIXED ASSETS, NET	-	-

OTHER ASSETS

Intangible assets, net	5,316	34,043
Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	68,416	97,143

TOTAL ASSETS	$706,374	$843,424

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	December 31, 2015	December 31, 2014

CURRENT LIABILITIES

Accounts payable	$84,347	$59,401
Short-term lines of credit	9,396	20,275
Convertible debenture	-	650,000
Interest payable	-	646,875
Customer deposits	57,835	18,838
Accrued expenses	-	14,464
Loan from related party	-	-
Income taxes payable	100	100

Total Current Liabilities	151,678	1,409,953

Total Liabilities	151,678	1,409,953

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 60,958,514 and 56,702,501 shares issued and outstanding, respectively	609,584	567,024
Additional paid in capital	19,377,911	19,135,183
Accumulated deficit	(19,432,799)	(20,268,736)

Total Shareholders’ Equity (Deficit)	554,696	(566,529)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$706,374	$843,424

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2015	2014

REVENUES	$1,037,324	$1,527,927

COST OF GOODS SOLD	407,111	678,297

GROSS PROFIT	630,213	849,630

OPERATING EXPENSES
Salaries and wages	661,931	827,394
Rent expense	34,424	34,215
Research and development expense	72,863	22,135
General and administrative expense	320,947	684,482
Total Operating Expenses	1,090,165	1,568,226

OPERATING LOSS	(459,952)	(718,596)

OTHER INCOME (EXPENSE)
Other income	-	974
Gain on extinguishment of debt	1,355,375	-
Interest expense	(59,486)	(123,187)

Total Other Income (Expenses)	1,295,889	(122,213)

NET LOSS BEFORE INCOME TAX EXPENSE	835,937	(840,809)

Income tax expense	-	-

NET LOSS	$835,937	$(840,809)

NET LOSS PER SHARE – BASIC AND DILUTED	$0.02	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	58,220,375	54,232,400

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

                                                                                                     Common Stock

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2013	53,726,967	$ 537,269	$ 18,391,300	$ (19,427,927)	$ (499,358)

Common stock issued to employee	1,600,000	16,000	400,000	-	416,000

Common stock issued for consulting services	1,375,534	13,755	343,883	-	357,638

Net loss for the year ended December 31, 2014	-	-	-	(840,809)	(840,809)

Balance, December 31, 2014	56,702,501	567,024	19,135,183	(20,268,736)	(566,529)

Common stock issued to employees	3,639,000	36,390	219,282	-	255,672

Common stock issued for consulting services	617,093	6,170	23,446	-	29,616

Net profit for the year ended December 31, 2015				835,937	835,937

Balance, December 31, 2015	60,958,514	$ 609,584	$ 19,377,911	$ (19,432,799)	$ 554,696

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$835,937	$(840,809)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	-	1,226
Amortization	28,727	39,141
Stock based compensation	255,672	416,000
Common stock issued for services/interest	29,616	357,638
Gain on extinguishment of debt	(1,355,375)	-
Changes in operating assets and liabilities:
Accounts receivable	119,808	(103,587)
Inventory	9,549	97,134
Accounts payable and accrued expenses	49,479	26,097
Interest payable	58,500	117,000
Net Cash from Operating Activities	31,913	109,840

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash from Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments made against lines of credit	(10,879)	(10,250)
Payments made against Related Party Note	-	(80,000)
Net Cash from Financing Activities	(10,879)	(90,250)

NET INCREASE (DECREASE) IN CASH	21,034	19,590

CASH AT BEGINNING OF PERIOD	271,053	251,463

CASH AT END OF PERIOD	$292,087	$271,053

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$986	$6,187
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

Cole, Inc. (the Company) was incorporated under the laws of the State of Utah on November 3, 1999. The Company was organized to engage in any lawful activity for which corporations may be organized under the Utah Revised Business Corporation Act.  On December 30, 2003 the Company changed its name to Reflect Scientific, Inc.

Reflect Scientific

Reflect Scientific designs, develops and sells scientific equipment for the Life Science and Manufacturing industries. The Company’s business activities include the manufacture and distribution of unique laboratory consumables and disposables such as filtration and purification products, customized sample handling vials, electronic wiring assemblies, high temperature silicone, graphite and vespel/graphite sealing components for use by original equipment manufacturers (“OEM”) in the chemical analysis industries, primarily in the field of gas/liquid chromatography.

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

The Company charged $0 to bad debt expense for the years ended December 31, 2015 and 2014. As the Company has historically experienced minimal bad debts, the allowance for doubtful accounts balance of $18,714 at December 31, 2014 was reduced to a $4,000 reserve at December 31, 2015.  Management feels this to be an adequate reserve based on the experience seen over multiple years.

The Company maintains an allowance for doubtful accounts to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

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

h. Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $8,847 and $17,097 of advertising expense during the years ended December 31, 2015, and 2014, respectively.

i. Newly Issued Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17 – Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires that all deferred taxes be classified as noncurrent in the balance sheet.  The guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted on either a prospective or retrospective basis. The Company is currently assessing the adoption date and impact the guidance in this ASU will have, if any, on our consolidated results of operations, cash flows, or financial position.

In August 2015, the ASB issued ASU 2015-14, Revenue from Contracts with Customer (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU 2014-09, Revenue from Contracts with Customer (Topic 606) for all entities by one year. As a result, all entities will be required to apply the provisions of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the adoption date and impact the guidance in this ASU will have, if any, on our consolidated results of operations, cash flows, or financial position.

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

	For the Years Ended December 31,
	2015	2014
Net profit (loss) (numerator)	$835,937	$(840,809)
Shares (denominator)	58,220,375	54,232,400
Net profit (loss) per share amount	$0.02	$(0.02)

As of December 31, 2015 the Company had no shares of outstanding common stock equivalents.

k. Shipping and Handling Fees and Costs

The Company records all shipping and handling costs in cost of goods sold.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2015 and 2014, it did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2015 and 2014 relating to unrecognized benefits.

m. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, which include Cryometrix (previously Cryomastor).  All subsidiaries are wholly owned.  All material intercompany accounts and transactions are eliminated in consolidation.

n. Research and development expense

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standard Codification Topic 730 “Research and Development".  Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company had $72,863 and $22,135 in research and product development for the years ended December 31, 2015 and 2014, respectively.

o. Stock-Based Compensation

The Company applies the provisions of FASB ASC Topic 718 “Stock Based Compensation” which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements.  The Company recorded $255,672 and $416,000 in stock compensation expense for the years ended December 31, 2015 and 2014.

p. Intangible Assets

Intangible assets include trademarks, trade secrets, patents, customer lists and goodwill acquired through acquisition of subsidiaries.  The patents have been registered with the United States Patent and Trademarks Office.  The costs of obtaining patents are capitalized as incurred.  Intangibles, except for goodwill, are amortized over their estimated useful lives.  The Company regularly evaluates whether events or circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary. See Note 13 for information regarding the impairment of definite-lived intangibles and long-lived assets during the years ended December 31, 2015 and 2014.

q. Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is tested for impairment, at a reporting unit level, annually and when events and circumstances warrant an evaluation. The Company evaluates goodwill on an annual basis, as of the end of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment. In making this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, business trends and market conditions. See Note 13 for information regarding the impairment of goodwill for the years ended December 31, 2015 and 2014.

NOTE 3   GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $19,432,799 at December 31, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has taken a number of actions to reduce expenses. Management is seeking additional funding through the capital markets to facilitate the settlement of the remaining debentures, as well as to provide operating capital for its operations. However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 4 -

FIXED ASSETS

Fixed assets and related depreciation for the period are as follows:

	December 31, 2015	December 31, 2014
Machinery and equipment	$132,002	$132,002
Furniture and fixtures	2,697	2,697
Computer and office equipment	2,390	2,390
Leasehold improvements	10,164	10,164
Accumulated depreciation	(147,253)	(147,253)

Total Fixed Assets	$-	$-

Depreciation expense for the years ended December 31, 2015, and 2014, was $-0- and $1,226, respectively.

NOTE 5 -

INVENTORIES

Inventory consisted of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Finished goods, net	206,409	215,958

Total Inventory	$206,409	$215,958

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

Rent expense was $34,424 and $34,215 for the years ended December 31, 2015, and 2014, respectively.

Automobile Lease – The Company currently leases one vehicle with a monthly lease payment of $624 per month.  The automobile lease will expire on August 8, 2017.

Automobile lease expense was $7,488 and $10,106 for the years ended December 31, 2015, and 2014, respectively.

Minimum rental payments under the non-cancelable operating leases are as follows:

Years ending December 31,	Amount
2016	$44,688
2017	38,468
Thereafter	-

$83,156

NOTE 7 -

PREFERRED STOCK

In November 2004 the Company amended its Articles of Incorporation so as to authorize 5,000,000 shares of preferred stock. Of this total, 750,000 shares have been designated as “Series A Convertible Preferred Stock”. As of December 31, 2015 and 2014, no shares of the preferred stock are issued and outstanding.

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

NOTE 8 -

COMMON STOCK TRANSACTIONS

During the years ended December 31, 2015 and 2014, the following stock transactions occurred:

•

During 2015, the Board of Directors approved the issuance of 3,000,000 shares of restricted common stock, valued at $225,000, to the President/CEO.

During 2015, the Board of Directors approved the issuance of 1,256,013 shares of restricted common stock, valued at $60,289, to employees and consultants for services rendered.

•

In October 2014, the Board of Directors approved the issuance of 2,975,534 shares of restricted common stock.           Business consultants were issued 1,375,534 shares valued at $357,638.  The remaining 1,600,000 shares, valued at $416,000, were issued to the President.

NOTE 9 -

CONCENTRATIONS OF RISK

Cash in Excess of Federally Insured Amount

The Company, at December 31, 2015 and 2014, and at times during those years, had cash balances that may exceed federally insured limits.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with respect to its cash balances.

Sales and Accounts Receivable

The Company has three major customers who represent a significant portion of revenue.  These three customers represented 57% and 56% of total sales revenue for the year ended December 31, 2015 and 2014, respectively.  At December 31, 2015 and 2014, accounts receivable balances from these customers represent 81% and 81%, respectively, of the total receivables.  The Company has strong relationships with each of these customers and does not believe this concentration poses a significant risk due to those long-term relationships and uniqueness of the products they purchase from the Company.

NOTE 10 -

LINE OF CREDIT

The Company has a credit line with a commercial bank of $100,000 secured by its inventory and accounts receivable bearing a variable interest rate, which was 5.50% as of the balance sheet date, and automatically renews so long as the Company is in compliance with the loan covenants. As of December 31, 2015, there was a balance due on the line in the amount of $9,396.  The line automatically renews on April 1 of each year.

The Company has an additional credit line with a different commercial bank of $50,000 secured by its inventory and accounts receivable bearing a fixed interest rate, which was 7.75% as of the balance sheet date, and automatically renews so long as the Company is in compliance with the loan covenants. As of December 31, 2015, there was no balance due on that line of credit.  The line automatically renews on June 7 of each year.

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

At December 31, 2014, the remaining outstanding indebtedness for the convertible debentures in default were $650,000, including the default penalty.  The debentures carried an 18% interest rate.  The Company had accrued $58,500 in interest during the six months ended June 30, 2015.  The total accrued interest on this remaining debenture was $705,375 as of June 1, 2015.  The holder of the debentures filed bankruptcy in 2009.  No communication from the debenture holder has been received since that time.  Under laws in the State of New York, which is the judicial jurisdiction of the agreement, written contracts have a statute of limitations of six years.  As that six year period has passed, management made the decision, after receiving an opinion from legal counsel, to remove from its books the debentures and the related default penalty and accrued interest, the aggregate of which totals $1,355,375.

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

The Company granted options to purchase 5,000,000 shares of common stock to key directors on December 31, 2007.  On June 13, 2008, the Company granted options to purchase 66,660 shares of common stock to employees. On December 31, 2009, the Company granted options to purchase 5,176,660 shares of common stock to certain officers, directors and employees.  In July 2010 the Company cancelled 5,066,660 options which had been issued prior to December 2009.  In April 2011 the Company cancelled the 5,176,000 options which were issued on December 31, 2009.   At December 31, 2015, there are no stock options outstanding.

As of December 31, 2015, there was no unrecognized compensation cost related to stock options granted and subsequently cancelled under the Plan.

NOTE 13 – INTANGIBLE ASSETS AND GOODWILL

INTANGIBLE ASSETS

Definite lived intangible assets are stated at cost and amortized using the straight-line method.  The remaining lives over which the intangible assets will be amortized is approximately 2 years, at which time the intangible assets will become fully amortized.

Intangible assets and related amortization and impairment for the period are as follows:

December 31, 2015
	Cost	Accumulated Amortization	Impairment Charge	Net Book Value
Patents	$ 1,403,045	$ 1,401,179	$ -	$ 1,866
Customer lists	414,532	411,082	-	3,450

Totals	$ 1,817,577	$ 1,812,261	$ -	$ 5,316

December 31, 2014
	Cost	Accumulated Amortization	Impairment Charge	Net Book Value
Patents	$ 1,403,045	$ 1,382,803	$ -	$ 20,242
Customer lists	414,532	400,732	-	13,800

Totals	$ 1,817,577	$ 1,783,535	$ -	$ 34,043

Amortization expense for the years ended December 31, 2015, and 2014, was $28,727 and $39,141, respectively.

The following is a listing of the estimated amortization expense for the next five years:

Amortization of:	2016	2017	2018	2019	2020
Patents	$ 1,866	$ -	$ -	$ -	$ -
Customer lists	3,450	-	-	-	-

Total amortization	$ 5,316	$ -	$ -	$ -	$ -

GOODWILL

In regard to goodwill, during the fourth quarter of each year, and when events and circumstances warrant an evaluation, the Company performs an annual impairment assessment of goodwill, which requires the use of a fair-value based analysis.  The Company compared the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill.  Based on this analysis, the carrying amount was determined to represent the fair value of goodwill, and impairment losses of $-0- and $-0- were recognized for the years ended December 31, 2015 and 2014, respectively.

The resultant changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

Goodwill:

Balance at December 31, 2015:	$ 652,149
Goodwill	(592,149)
Impairment loss during the year	-

Balance at December 31, 2015	$ 60,000

Balance at December 31, 2014:
Goodwill	$652,149
Accumulated impairment losses	(592,149)
Impairment loss during the year	-

Balance at December 31, 2014	$ 60,000

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

As sales did not reach or exceed the triggering threshold, no royalty payments were made under the royalty agreement during 2015 and 2014.

NOTE 15 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2015 and 2014 consist of the following:

	2015	2014
Federal:
Current	$-	$-
Deferred	290,098	(19,400)
State:
Current	-	-
Deferred	(1,700)	(1,700)
Valuation allowance	(288,398)	21,100
	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets (liabilities):

NOL Carryover	$1,383,388	$2,448,600
Stock Based Compensation	-	-
Depreciation and Amortization	1,810,311	900,200

R&D Tax Credits	39,100	39,100
Debenture Interest Payable	23,996	245,800
Other Reserves	19,600	19,600
Valuation Allowance	(3,364,902)	(3,653,300)
Net deferred tax asset (liability)	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014

Book income (loss)	$288,938	$(290,340)
Effects of:
Debenture write-off	(221,804)	-
Nondeductible Expenses	4,505	4,505
Stock for Services	88,207	289,701
State Tax Effect, net of Federal Benefit	60,654	(16,176)
Other, net	68,439	(8,790)
Change in Valuation Allowance	(288,398)	21,100
	$-	$-

At December 31, 2015, the Company had net operating loss carryforwards of approximately $6,444,000 that may be offset against future income from the year 2016 through 2036.

No tax benefit has been reported in the December 31, 2015 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The valuation allowance decreased by $288,398 to $3,364,902 as of December 31, 2015.

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

Note 17- FOURTH QUARTER ADJUSTMENTS

In July 2015, the Board of Directors approved the issuance of 3,000,000 shares of restricted common stock, valued at $225,000, to the President/CEO. The financial impact of this transaction was incorrectly recorded in the 4th quarter at the time the stock was issued rather than being included in the 3rd quarter results. If this transaction had been recorded in the 3rd quarter, the resulting net income in the nine-month period ending September 30, 2015 would have been $975,542.

NOTE 18 – SUBSEQUENT EVENTS

None.