Form 10-Q
period 2016-03-31
REFLECT SCIENTIFIC INC
filed 2016-05-13
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Class

Outstanding as of May 13, 2016

60,958,514 shares of $0.01 par value common stock on May 13, 2016

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements
	Unaudited Condensed Balance Sheets As of March 31, 2016, and December 31, 2015	5

	Unaudited Condensed Statements of Operations For the three months ended March 31, 2016 and 2015	7

	Unaudited Condensed Statements of Cash Flows For the three months ended March 31, 2016 and 2015	8

	Notes to Unaudited Condensed Financial Statements	9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosure about Market Risk	14

Item 4	Controls and Procedures	14

PART II – OTHER INFORMATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2016

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)

CURRENT ASSETS

Cash	$182,138	$292,087
Accounts receivable, net	210,039	136,362
Inventory, net	199,497	206,409
Prepaid assets	3,100	3,100

Total Current Assets	594,774	637,958

FIXED ASSETS, NET	-	-

OTHER ASSETS

Intangible assets, net	863	5,316
Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	63,963	68,416

TOTAL ASSETS	$658,737	$706,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)

CURRENT LIABILITIES

Accounts payable	$49,026	$84,347
Short-term lines of credit	6,568	9,396
Customer deposits	12,457	57,835
Income taxes payable	100	100

Total Current Liabilities	68,151	151,678

Total Liabilities	68,151	151,678

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 60,958,514 and 60,958,514 issued and outstanding, respectively	609,584	609,584
Additional paid in capital	19,377,911	19,377,911
Accumulated deficit	(19,396,909)	(19,432,799)

Total Shareholders’ Deficit	590,586	554,696

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$658,737	$706,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
REVENUES	$373,964	$313,222

COST OF GOODS SOLD	107,180	121,317

GROSS PROFIT	266,784	191,905

OPERATING EXPENSES
Salaries and wages	107,207	104,193
Rent expense	8,609	8,604
Research and development expense	26,922	5,228
General and administrative expense	88,013	75,602
Total Operating Expenses	230,751	193,627

OPERATING INCOME (LOSS)	36,033	(1,722)

OTHER EXPENSE
Interest expense - other	(143)	(303)
Interest on debentures	-	(29,250)

Total Other Expenses	(143)	(29,553)

NET INCOME (LOSS) BEFORE TAXES	35,890	(31,275)

Provision for income taxes	-	-

NET INCOME (LOSS)	$35,890	$(31,275)

NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$0.01	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	$60,958,514	$56,702,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Three Months Ended

March 31,

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$35,890	$(31,275)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	-	-
Amortization	4,453	8,375

Changes in operating assets and liabilities:
Accounts receivable	(73,677)	131,436
Inventory	6,912	1,261
Accounts payable and accrued expenses	(35,321)	(26,755)
Interest payable	-	29,250
Customer deposits	(45,378)	(16,115)
Net Cash from Operating Activities	(107,121)	96,177

CASH FLOWS FROM FINANCING ACTIVITIES
Payments made on lines of credit	(2,828)	(2,697)
Net Cash from Financing Activities	(2,828)	(2,697)

NET INCREASE (DECREASE) IN CASH	(109,949	93,480
CASH AT BEGINNING OF PERIOD	292,087	271,053
CASH AT END OF PERIOD	$182,138	$364,533

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$143	$303
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2015 financial statements.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

NOTE 2 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

Cole, Inc. (the Company) was incorporated under the laws of the State of Utah on November 3, 1999. The Company was organized to engage in any lawful activity for which corporations may be organized under the Utah Revised Business Corporation Act.  On December 30, 2003 the Company changed its name to Reflect Scientific, Inc.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE:  Accounts receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2016 and December 31, 2015, the Company had accounts receivable of $210,039 and $140,362, respectively.  At March 31, 2016 and December 31, 2015 the allowance for doubtful accounts was $4,000 and $4,000, respectively.

INVENTORY - Inventories are presented net of an allowance for obsolescence and are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for detectors and ultra-low temperature freezers which it builds and other scientific items. At March 31, 2016, inventory was made up of $211,997 of finished goods, less an allowance for obsolescence of $12,500.  At December 31, 2015, inventory was comprised of $218,909 of finished goods, less an allowance for obsolescence of $12,500. There were no raw materials or work in progress for either period presented.

INTANGIBLE ASSETS:  Costs to obtain or develop patents are capitalized and amortized over the life of the patents. Patents are amortized from the date the Company acquires or is awarded the patent over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of March 31, 2016.

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

EARNINGS PER SHARE: The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period.  Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period.  Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive.  At March 31, 2016 and 2015, the Company had no common stock equivalents.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS - UPDATE

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-02, “Leases.”  This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment.  This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases.  For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  The Company is currently evaluating the impact of this ASU on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2016, although early adoption is permitted.  The Company is currently evaluating the impact of this ASU on its financial statements and disclosures.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 6 – SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance however, that management’s expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2016, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Plan of Operation and Business Growth

Our efforts continue to be focused on increasing the sales of our life science consumables and detectors while, at the same time, working to commercialize our liquid nitrogen refrigeration products.  Of those liquid nitrogen refrigeration products, the ultra-low temperature freezer is receiving highest priority.  We also continue work on the refrigerated trailer, or “reefer.”  We have our first manufactured unit operational, have conducted a number of road tests and are working to develop alliances with contract manufacturers for those products.

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

Our revenues during the three month reporting periods increased 13% during 2016 compared to 2015 revenues.

Results of Operations

Three Months Ended March 31, 2016 and 2015

	For the three months ended March 31,
	2016	2015	Change
Revenues	$373,964	$313,222	$60,742
Cost of goods sold	107,180	121,317	(14,137)
Gross profit	266,784	191,905	74,879
Operating expenses	230,751	193,627	37,124
Other income (expense)	(143)	(29,553)	29,410
Net income (loss)	$35,890	$(31,275)	$67,165

Revenues increased during the quarter ended March 31, 2016, to $373,964 from $313,222 for the quarter ended March 31, 2015, an increase of $60,742.  The 2016 increase results from the sale of ultra-low temperature freezers which generated revenue of $115,670.  Freezer sales in 2015 resulted in revenue of $29,150.  We are continuing work to refine and commercialize the ultra-low temperature freezer technologies.

With increased sales during the reporting period, cost of goods decreased in the quarter ending March 31, 2016, as compared to March 31, 2015, to $107,180 from $121,317, a decrease of $14,137. We realized a gross profit percentage of 71% for the three months ended March 31, 2016, compared to 61% for the three months ended March 31, 2015.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter. The ultra-low temperature freezers provide higher gross margins than do our laboratory supplies.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses increased to $230,750 in the three months ended March 31, 2016, an increase of $37,123 over the expenses of $193,627 incurred in the three month period ended March 31, 2015.  After working very hard to reduce our operating expenses in 2015, we recognized that costs would increase in 2016 as we began to record sales of the ultra-low temperature freezers and reefers.  Advertising is required to generate leads and the sales are generally made through brokers who charge a commission on the sales transactions.  While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

The net profit for the three month period ended March 31, 2016 was $35,891, an improvement of $67,165 from the $31,275 loss for the three month period ended March 31, 2015.  Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net profit of $35,890 for the three month period ended March 31, 2016 represents earnings of $0.01 per share.  This compares to the net loss of $31,275, or $(0.00) per share for the three months ended March 31, 2015.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at March 31, 2016, were $182,141, with accounts receivable of $210,039, net of allowance, and inventory of $199,497, net of allowance. Our working capital on March 31, 2016, was $526,623.  Working capital on December 31, 2015 was $486,280.

For the three month period ended March 31, 2016, net cash used by operating activities was $107,121 which compares to $96,177 net cash provided from operating activities for the three month period ended March 31, 2015.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah which runs through November 30, 2017.  Future minimum lease payments under the operating lease at March 31, 2016, are $62,000 for that facility.  In addition, on May 9, 2014, the Company entered into an automobile lease. Future minimum lease payments under this lease are $9,984 at March 31, 2016, with minimum lease payments of $5,616 due for the remainder of 2016 and $4,368 in 2017.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act.  Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended March 31, 2016 that have materially affected, or are like to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None; not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2016, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

None

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

Reflect Scientific, Inc.

(Registrant)

Date:

May 13, 2016

By:  /s/ Kim Boyce

                                                                   Kim Boyce, CEO, President and Director

Date:

May 13, 2016

By:  /s/ Tom Tait

                                                                   Tom Tait, Vice President and Director

Date:

May 13, 2016

By:  /s/ Keith Merrell

                                                                   Keith Merrell, CFO, Principal Financial Officer