Form 10-Q
period 2016-06-30
REFLECT SCIENTIFIC INC
filed 2016-08-12
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Class

Outstanding as of August 11, 2016

60,958,514 shares of $0.01 par value common stock on August 11, 2016

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements
	Unaudited Condensed Balance Sheets As of June 30, 2016, and December 31, 2015	5

	Unaudited Condensed Statements of Operations For the three and six months ended June 30, 2016 and 2015	7

	Unaudited Condensed Statements of Cash Flows For the six months ended June 30, 2016 and 2015	8

	Notes to Unaudited Condensed Financial Statements	9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosure about Market Risk	15

Item 4	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	16

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3	Defaults Upon Senior Securities	16

Item 4	Mine Safety Disclosure	16

Item 5	Other Information	16

Item 6	Exhibits	16

Signatures		18

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2016

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)

CURRENT ASSETS

Cash	$237,986	$292,087
Accounts receivable, net of allowance for bad debts of $4,000 and $4,000	224,952	136,362
Inventories, net of allowance for obsolescence of $12,500 and $12,500	196,778	206,409
Prepaid assets	3,100	3,100

Total Current Assets	662,816	637,958

FIXED ASSETS, NET	-	-

OTHER ASSETS

Intangible assets, net	-	5,316
Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	63,100	68,416

TOTAL ASSETS	$725,916	$706,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)

CURRENT LIABILITIES

Accounts payable	$43,579	$84,347
Short-term lines of credit	3,883	9,396
Customer deposits	5,974	57,835
Accrued expenses	-	-
Income taxes payable	100	100

Total Current Liabilities	53,536	151,678

Total Liabilities	53,536	151,678

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 60,958,514 and 60,958,514 issued and outstanding, respectively	609,584	609,584
Additional paid in capital	19,377,911	19,377,911
Accumulated deficit	(19,315,115)	(19,432,799)

Total Shareholders’ Deficit	672,380	554,696

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$725,916	$706,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES	$387,393	$198,076	$761,357	$511,298

COST OF GOODS SOLD	105,184	56,349	212,365	177,666

GROSS PROFIT	282,209	141,727	548,992	333,632

OPERATING EXPENSES
Salaries and wages	105,516	105,167	212,723	209,361
Rent expense	8,608	8,605	17,217	17,209
Research and development expense	19,671	20,897	46,593	26,125
General and administrative expense	66,517	54,910	154,530	130,512
Total Operating Expenses	200,312	189,579	431,063	383,207

OPERATING PROFIT (LOSS)	81,897	(47,852)	117,929	(49,575)

OTHER INCOME (EXPENSE)
Other income	-	-	-	-
Interest expense – other	(102)	(263)	(245)	(566)
Interest on debentures	-	(29,250)	-	(58,500)
Gain on extinguishment of debt		1,355,375	-	1,355,375

Total Other Income (Expenses)	(102)	1,325,862	(245)	1,296,309

NET INCOME (LOSS) BEFORE TAXES	81,795	1,278,010	117,684	1,246,734

Income tax benefit (expense)	-	-	-	-

NET INCOME (LOSS)	$81,795	$1,278,010	$117,684	$1,246,734

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.00	$0.02	$0.00	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	60,958,514	56,702,501	60,958,514	56,702,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Six Months Ended

June 30,

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$117,684	$1,246,734
Adjustments to reconcile net income (loss) to net cash
from operating activities:

Amortization	5,316	16,043
Gain on extinguishment of debt	-	(1,355,375)

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(88,590)	162,429
(Increase)/decrease in inventory	9,631	(24,221)

Increase/(decrease) in accounts payable and accrued expenses	(40,768)	16,506
Increase/(decrease) in customer deposits	(51,861)	(18,151)
Net Cash from Operating Activities	(48,588)	43,965

CASH FLOWS FROM FINANCING ACTIVITIES

Payments made on lines of credit	(5,513)	(5,285)
Net Cash from Financing Activities	(5,513)	(5,285)

NET INCREASE (DECREASE) IN CASH	(54,101)	38,680
CASH AT BEGINNING OF PERIOD	292,087	271,053
CASH AT END OF PERIOD	$237,986	$309,733

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$245	$566
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2015 financial statements.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE:  Accounts receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2016 and December 31, 2015, the Company had accounts receivable of $228,952 and $140,362, respectively.  At June 30, 2016 and December 31, 2015 the allowance for doubtful accounts was $4,000 and $4,000, respectively.

INVENTORY - Inventories are presented net of an allowance for obsolescence and are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for detectors and ultra-low temperature freezers which it builds and other scientific items. At June 30, 2016, inventory was made up of $209,278 of finished goods, less an allowance for obsolescence of $12,500.  At December 31, 2015, inventory was comprised of $218,909 of finished goods, less an allowance for obsolescence of $12,500.There were no raw materials or work in progress for either period presented.

INTANGIBLE ASSETS:  Costs to obtain or develop patents are capitalized and amortized over the life of the patents. Patents are amortized from the date the Company acquires or is awarded the patent over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of June 30, 2016.

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

EARNINGS PER SHARE: The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period.  Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period.  Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive.  At June 30, 2016 and 2015, the Company had no common stock equivalents.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month period ended June 30, 2016, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our revenues during the three and six month reporting periods increased 96% and 49%, respectively, during 2016 compared to 2015 revenues.

Results of Operations

Three Months Ended June 30, 2016 and 2015

	For the three months ended June 30,
	2016	2015	Change
Revenues	$387,393	$198,076	$189,317
Cost of goods sold	105,184	56,349	48,835
Gross profit	282,209	141,727	140,482
Operating expenses	200,312	189,579	10,733
Other income (expense)	(102)	1,325,862	(1,325,964)
Net income (loss)	$81,795	$1,278,010	$(1,196,215)

Revenues increased during the quarter ended June 30, 2015, to $387,393 from $198,076 for the quarter ended June 30, 2016, an increase of $189,317.  The increase in revenues seen during the quarter resulted from the increased sales levels of our specialized laboratory supplies and sales of ultra-low temperature freezers

With increased sales during the reporting period, cost of goods correspondingly increased in the quarter ending June 30, 2016, as compared to June 30, 2015 to $105,184 from $56,349, an increase of $48,835. The gross profit   percentage increased to 73% for the three months ended June 30, 2016, compared to 71% for the three months ended June 30, 2015.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

Our operating expenses we increased by $10,733 in the three-month period ended June 30, 2016 over the comparable 2015 period.  This increase results primarily from commissions paid on the sales of the ultra-low temperature freezers.  Operating expenses for the three months ended June 30, 2016 were $200,312, compared to operating expenses of $189,579 for the three-month period ended June 30, 2015. Management continues to look for operating efficiencies which will reduce operating expense levels. Operating expenses for the remaining six months of 2016 are expected to approximate the expense levels shown for the three-month period ended June 30, 2016.

The net income for the three-month period ended June 30, 2016 was $81,795, a decrease of $1,196,215 from the $1,278,010 profit for the three-month period ended June 30, 2015.  That period benefited from the $1,355,375 one-time gain realized on extinguishment of debt.  Management continues to look for opportunities to increase sales, improve gross margins and reduce ongoing operating expenses

The net income for the three months ended June 30, 2016 was $0.00 per share.  This compares to a net income of $0.02 per share for the three-month period ended June 30, 2015.

Six Months Ended June 30, 2016 and 2015

	For the six months ended June 30,
	2016	2015	Change
Revenues	$761,357	$511,298	$250,059
Cost of goods sold	212,365	177,666	34,699
Gross profit	548,992	333,632	215,360
Operating expenses	431,063	383,207	47,856
Other income (expense)	(245)	1,296,309	(1,296,554)
Net profit (loss)	$117,684	$1,246,734	$(1,129,050)

Revenues increased during the six-month period ended June 30, 2015 to $761,357 from $511,298 for the six- month period ended June 30, 2015, an increase of $250,059.  The revenues were generated from our specialized laboratory supplies, detectors and ultra-low temperature freezers.  We are beginning to see sales increases resulting from having completed our catalog web site.

Due to the increase in sales, cost of goods in the six-month period ending June 30, 2016 increased by $34,699, to $212,365 from $177,666 for the six-month period ended June 30, 2015. The gross profit percentage increased to 72% for the six-month period ended June 30, 2016, compared to 65% for the six months ended June 30, 2015.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

Operating expenses for the six-month period ended June 30, 2016 increased to $431,063 compared to $383,207 for the six months ended June 30, 2015, an increase of $47,856. As we continue to work to commercialize the ultra-low temperature product line we anticipate expenses levels for the remaining six months of 2016 will remain close to the level experienced through the initial six months

Net income for the six-month period ended June 30, 2016 was $117,684, a $1,129,050 decline from the $1,246,734 net income for the six-month period ended June 30, 2015, which benefited from the one-time gain on extinguishment of debt of $1,355,375.  Management continues to look for opportunities to increase revenue, improve gross margins and reduce ongoing operating expenses in order to achieve profitability.

Earnings for the six months ended June 30, 2016 was $0.00 per share.  Earnings for the six months ended June 30, 2015 was $0.02 per share.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at June 30, 2015, were $237,986, with accounts receivable of $224,952, net of allowance, and inventory of $196,778, net of allowance. Accounts receivable increased $88,590 as the result of ultra-low temperature sales, which customer deposits decreased by $51,861, as the deposits made with orders were applied to invoiced amounts upon shipment of the freezers.  To this point in time we have relied on revenues and sales of equity and debt securities for our cash resources.   Our working capital on June 30, 2016, was $609,280, which is an increase of $123,000 over the working capital on December 31, 2015 of $486,280.

For the six-month period ended June 30, 2016, net cash used for operating activities was $48,588 which compares to $43,965 net cash provided from operating activities for the six-month period ended June 30, 2015, a change of $92,553. The change results primarily from the paying down of accounts payable, the application of customer deposits held, and  the increase in accounts receivable  which have resulted from increased sales levels.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah which runs through November 30, 2017.  Future minimum lease payments under the operating lease at June 30, 2016 are $52,700 for that facility.  In addition, on May 9, 2014, the Company entered into an automobile lease. Future minimum lease payments under this lease are $8,112 at June 30, 2016, with minimum lease payments of $3,744 due for the remainder of 2016 and $4,368 in 2017.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act.  Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended June 30, 2016 that have materially affected, or are like to affect, our internal controls over financial reporting.

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

Reflect Scientific, Inc.

(Registrant)

Date:

August 11, 2016

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

August 11, 2016

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

August 11, 2016

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial

Officer