Form 10-Q
period 2016-09-30
REFLECT SCIENTIFIC INC
filed 2016-11-09
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT of 1934

For the transition period from __________ to __________

Commission File Number 000-31377

REFLECT SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Utah

77-0342058

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

Class

Outstanding as of November 9, 2016

60,958,514 shares of $0.01 par value common stock on November 9, 2016

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements
	Unaudited Condensed Balance Sheets As of September 30, 2016, and December 31, 2015	5

	Unaudited Condensed Statements of Operations For the three and nine months ended September 30, 2016 and 2015	7

	Unaudited Condensed Statements of Cash Flows For the nine months ended September 30, 2016 and 2015	8

	Notes to Unaudited Condensed Financial Statements	9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosure about Market Risk	15

Item 4	Controls and Procedures	15

PART II – OTHER INFORMATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2016

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2016 (Unaudited)	December 31, 2015

CURRENT ASSETS

Cash	$315,774	$292,087
Accounts receivable, net of allowance for bad debts of $4,000 and $4,000	90,099	136,362
Inventories, net of allowance for obsolescence of $12,500 and $12,500	197,392	206,409
Prepaid assets	3,100	3,100

Total Current Assets	606,365	637,958

FIXED ASSETS, NET	-	-

OTHER ASSETS

Intangible assets, net	-	5,316
Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	63,100	68,416

TOTAL ASSETS	$669,465	$706,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	September 30, 2016 (Unaudited)	December 31, 2015

CURRENT LIABILITIES

Accounts payable	$44,549	$84,347
Short-term lines of credit	938	9,396
Customer deposits	1,418	57,835
Income taxes payable	100	100

Total Current Liabilities	47,005	151,678

Total Liabilities	47,005	151,678

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 60,958,514 and 60,958,514 issued and outstanding, respectively	609,584	609,584
Additional paid in capital	19,377,911	19,377,911
Accumulated deficit	(19,365,035)	(19,432,799)

Total Shareholders’ Equity	622,460	554,696

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$669,465	$706,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015		2016	2015
REVENUES	$214,404		$256,072	$975,761	$767,370

COST OF GOODS SOLD	74,581		106,562	286,946	284,228

GROSS PROFIT	139,823		149,510	688,815	483,142

OPERATING EXPENSES
Salaries and wages	103,125		98,956	315,848	308,317
Rent expense	8,611		8,608	25,828	25,817
Research and development expense	11,131		16,951	57,724	43,076
General and administrative expense	66,821		70,946	221,351	201,460
Total Operating Expenses	189,688		195,461	620,751	578,670

OPERATING PROFIT (LOSS)	(49,865)		(45,951)	68,064	(95,528)

OTHER INCOME (EXPENSE)
Interest expense – other	(55)		(240)	(300)	(805)
Interest on debentures	-		-	-	(58,500)
Gain on extinguishment of debt	-		-	-	1,355,375

Total Other Income (Expenses)	(55)		(240)	(300)	1,296,070

NET INCOME (LOSS) BEFORE TAXES	(49,920)		(46,191)	67,764	1,200,542

Income tax benefit (expense)	-		-	-	-

NET INCOME (LOSS)	$(49,920)		$(46,191)	$67,764	$1,200,542

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$(0.00)	$	(0.00)	$0.00	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	60,958,514		56,702,501	60,958,514	56,702,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Nine Months Ended

September 30,

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67,764	$1,200,542
Adjustments to reconcile net income to net cash
from operating activities:

Amortization	5,316	22,967
Gain on extinguishment of debt	-	(1,355,375)

Changes in operating assets and liabilities:
Accounts receivable	46,263	144,453
Inventory	9,017	(25,021)
Accounts payable and accrued expenses	(39,798)	51,486
Customer deposits	(56,417)	40,008
Net Cash from Operating Activities	32,145	79,060

CASH FLOWS FROM FINANCING ACTIVITIES

Payments made on lines of credit	(8,458)	(8,061)
Net Cash from Financing Activities	(8,458)	(8,061)

NET CHANGE IN CASH	23,687	70,999
CASH AT BEGINNING OF PERIOD	292,087	271,053
CASH AT END OF PERIOD	$315,774	$342,052

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$300	$805
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2015 financial statements.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE:  Accounts receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2016 and December 31, 2015, the Company had accounts receivable of $90,099 and $140,362, respectively.  At September 30, 2016 and December 31, 2015 the allowance for doubtful accounts was $4,000 and $4,000, respectively.

INVENTORY - Inventories are presented net of an allowance for obsolescence and are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for detectors and ultra-low temperature freezers which it builds and other scientific items. At September 30, 2016, inventory was made up of $209,892 of finished goods, less an allowance for obsolescence of $12,500.  At December 31, 2015, inventory was comprised of $218,909 of finished goods, less an allowance for obsolescence of $12,500.  There were no raw materials or work in progress for either period presented.

INTANGIBLE ASSETS:  Costs to obtain or develop patents are capitalized and amortized over the life of the patents. Patents are amortized from the date the Company acquires or is awarded the patent over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of September 30, 2016.

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

EARNINGS PER SHARE: The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period.  Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period.  Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive.  At September 30, 2016 and 2015, the Company had no common stock equivalents.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended September 30, 2016, to the items disclosed as critical accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our revenues during the nine months have increased by $208,391during 2016 compared to 2015 revenues, but decreased by $41,668 for this three month reporting period compared the one year ago.

Results of Operations

Three Months Ended September 30, 2016 and 2015

	For the three months ended September 30,
	2016	2015	Change
Revenues	$214,404	$256,072	$(41,668)
Cost of goods sold	74,581	106,562	(31,981)
Gross profit	139,823	149,510	(9,687)
Operating expenses	189,688	195,461	(5,773)
Other income (expense)	(55)	(240)	185
Net income (loss)	$(49,920)	$(46,191)	$(3,729)

Revenues decreased during the quarter ended September 30, 2016, to $214,404 from $256,072 for the quarter ended September 30, 2015, a decrease of $41,668.  The decrease in revenues seen during the quarter resulted from lower sales levels of our specialized laboratory supplies, as compared to sales levels for the same period in the prior year.

The decreased sales during the reporting period result in a correspondingly decrease in cost of goods sold for the quarter ending September 30, 2016, as compared to September 30, 2015 to $74,581 from $106,562, a decrease of $31,981. The gross profit   percentage increased to 65% for the three months ended September 30, 2016, compared to 58% for the three months ended September 30, 2015.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

Our operating expenses decreased by $5,773 in the three-month period ended September 30, 2016 over the comparable 2015 period.  Operating expenses for the three months ended September 30, 2016 were $189,688, compared to operating expenses of $195,461 for the three-month period ended September 30, 2015.  Management continues to look for operating efficiencies which will reduce operating expense levels.  Operating expenses for the remaining nine months of 2016 are expected to approximate the expense levels shown for the three-month period ended June 30, 2016.

The net loss for the three-month period ended September 30, 2016 was $49,920, an increase of $3,729 from the $46,191 loss for the three-month period ended September 30, 2015.

The net loss per share for the three months ended September 30, 2016 was $0.00 per share.  This compares to a net loss per share of $0.00 per share for the three-month period ended September 30, 2015.

Nine Months Ended September 30, 2016 and 2015

	For the nine months ended September 30,
	2016	2015	Change
Revenues	$975,761	$767,370	$208,391
Cost of goods sold	286,946	284,228	2,718
Gross profit	688,815	483,142	205,673
Operating expenses	620,751	578,670	42,081
Other income (expense)	(300)	1,296,070	(1,296,370)
Net profit (loss)	$67,764	$1,200,542	$(1,132,778)

Revenues increased during the nine-month period ended September 30, 2015 to $975,761 from $767,370 for the nine- month period ended September 30, 2015, an increase of $208,391.  The revenues were generated from our specialized laboratory supplies, detectors and ultra-low temperature freezers.  The increase primarily results from increased ultra-low temperature sales in 2016.

With the increase in sales, cost of goods in the nine-month period ending September 30, 2016 increased by $2,718, to $286,946 from $284,228 for the nine-month period ended September 30, 2015. The gross profit percentage increased to 71% for the nine-month period ended September 30, 2016, compared to 63% for the nine months ended September 30, 2015.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on our product lines.

Operating expenses for the nine-month period ended September 30, 2016 increased to $620,751 compared to $578,670 for the nine months ended September 30, 2015, an increase of $42,081. The increase relates primarily to research and development work related to the ultra-low temperature products.  As we continue to work to commercialize the ultra-low temperature product line we anticipate expenses levels for the remaining three months of 2016 will remain close to the level experienced through the last three months.

Net income for the nine-month period ended September 30, 2016 was $67,764, a $1,132,778 decline from the $1,200,542 net income for the nine-month period ended September 30, 2015, which benefited from the one-time gain on extinguishment of debt of $1,355,375.  Management continues to look for opportunities to increase revenue, improve gross margins and reduce ongoing operating expenses in order to achieve profitability.

Earnings per share for the nine months ended September 30, 2016 was $0.00.  Earnings per share for the nine months ended September 30, 2015 was $0.02 per share.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at September 30, 2015, were $315,774, with accounts receivable of $90,099, net of allowance, and inventory of $197,392, net of allowance. Accounts receivable decreased $46,263 as the result of receiving payment on our ultra-low temperature sales, and customer deposits decreased by $56,417, as the deposits made with orders were applied to invoiced amounts upon shipment of the freezers.  To this point in time we have relied on revenues and sales of equity and debt securities for our cash resources.   Our working capital on September 30, 2016, was $559,360, which is an increase of $73,080 over the working capital on December 31, 2015 of $486,280.

For the nine-month period ended September 30, 2016, net cash provided from operating activities was $32,145 which compares to $79,060 net cash provided from operating activities for the nine-month period ended September 30, 2015, a change of $46,915. The change results primarily from the paying down of accounts payable and the application of customer deposits held.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah which runs through November 30, 2017.  Future minimum lease payments under the operating lease at September 30, 2016 are $43,400 for that facility.  In addition, on May 9, 2014, the Company entered into an automobile lease. Future minimum lease payments under this lease are $6,240 at September 30, 2016, with minimum lease payments of $1,872 due for the remainder of 2016 and $4,368 in 2017.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act.  Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended September 30, 2016 that have materially affected, or are like to affect, our internal controls over financial reporting.

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

None.

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

Reflect Scientific, Inc.

(Registrant)

Date:

November 9, 2016

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

November 9, 2016

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

November 9, 2016

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial

Officer