Form 10-K
period 2016-12-31
REFLECT SCIENTIFIC INC
filed 2017-03-31
CIK 1103090

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes  [   ]     No  [X]

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

Yes [  ]  No [X]

State Issuer’s revenues for its most recent fiscal year:  December 31, 2016 - $1,188,610.

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

There are approximately 27,942,753 shares of common voting stock of the Registrant held by non-affiliates, and based upon the average bid and asked prices of our common stock on June 30, 2016 of $0.05, as reported by the OTC Bulletin Board of the National Association of Securities Dealers, Inc., the aggregate market value of our common stock held by non-affiliates was approximately $1,397,138.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Past Five Years

None; not applicable.

Outstanding Shares

As of March 31, 2017, the Registrant had 65,401,086 shares of common stock outstanding.

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part IV, Item 15, of this Annual Report.

INDEX

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Mine Safety Disclosure	10

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	23
Item 16.	Form 10-K Summary	23

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

Dependence on One or a Few Major Customers

We have two customers, Spectra and Aligent, who represented 39% of our sales volume in 2016. We have a broad customer base and continue to work to bring on new clients to reduce our dependence on a few major clients.

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

Research and Development Costs During the Last Two Fiscal Years

During the year ended December 31, 2016, we expended $70,801 for research and development.  During the year ended December 31, 2015, we expended $72,863 for research and development.  The majority of the research and development on our products is performed by independent contractors who have been enhancing technologies, primarily on the reefer unit and the detectors.  We expect research and development cost to increase in the future with the development work required to commercialize our Cryometrix freezers.

Employees

As of March 28, 2017, subsequent to the balance sheet date, we had 5 full-time and 3 part-time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

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

	2016		2015		2014
	High	Low	High	Low	High	Low

Quarter ended December 31	$ 0.07	$0.04	$011	$0.04	$0.45	$0.11
Quarter ended September 30	$ 0.08	$0.05	$0.15	$0.07	$0.11	$0.06
Quarter ended June 30	$ 0.07	$0.04	$0.20	$0.08	$0.10	$0.06
Quarter ended March 31	$ 0.06	$0.04	$0.17	$0.10	$0.10	$0.05

As of March 15, 2017, there were 65,401,086 shares of our common stock outstanding.  On March 15, 2017, the high and low bid price for our common stock was $0.06 and $0.06 respectively.

Holders

The number of record holders of our common stock as of March 15, 2016, was approximately 147; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

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

In June 2016 the board approved the issuance of 3,356,750 shares of restricted common stock to its President/CEO.  In December 2016, the board approved the issuance of 1,085,822 shares of restricted common stock.  Of the shares granted, 281,000 were issued to Directors of the Company, 225,000 shares to employees and 579,822 were issued to consultants.  All of the 2016 share grants were issued on December 9, 2016.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2016 and 2015, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

In June 2016, the board approved the issuance of 3,356,750 shares of restricted common stock to its President/CEO.

In December 2016 the board approved the issuance of 100,000 shares of restricted common stock to a Director, Tom Tait.

In December 2016 the board approved the issuance of 100,000 shares of restricted common stock to a Director, Bill Moon.

In December 2016 the board approved the issuance of 100,000 shares of restricted common stock to the CFO, Keith Merrell.

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

Critical Accounting Policies and Estimates

Reflect Scientific’s accounting policies are more fully described in Note 2 of the consolidated financial statements.  As discussed in Note 2, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  Reflect Scientific believes that the following addresses Reflect Scientific’s most critical accounting policies.  There have been no significant changes during the year ended December 31, 2016.

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

The Company charged $0 to bad debt expense for the years ended December 31, 2016 and 2015. The Company has historically experienced minimal bad debts.  The allowance for doubtful accounts balance of $4,000 at December 31, 2015 was reviewed and it was deemed that no adjustment to the provision was required at December 31, 2016.  Management feels this to be an adequate reserve based on the experience seen over multiple years.

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

Overview

During the year ended December 31, 2016 revenue increased by 14.6% compared to the year ended December 31, 2015.  The significant increase resulted from the sale of our ultra-cold freezers.  While there can be no assurance that freezer sales will continue to increase in future periods, it is encouraging that the marketplace has embraced our disruptive technology, and a number of units have been installed and are operational.  Historically, the core business of the company has been the sale of specialty laboratory supplies.  Orders of those supplies slightly declined in 2016 as compared to 2015.  We are working to attract new distributors to build sales of these specialty items to historical levels.

The Company focused its resources during 2016 to the marketing of our ultra-cold freezers.  Increasing sales of the ultra-low temperature freezers and commercialization of the refrigerated trailer will provide opportunity for the Company to expand grow in the higher margin technology markets.

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

Financial Position

The table below presents a summary of our consolidated balance sheets at December 31, 2016 and 2015:

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended Dec. 31, 2016	Year ended Dec 31, 2015	Increase (Decrease)
Cash	$ 263,964	$ 292,087	$ (28,123)
Total current assets	567,455	637,958	(70,503)
Total assets	630,555	706,374	(75,819)
Total current liabilities	59,068	151,678	(92,610)
Accumulated deficit	(19,648,995)	(19,432,799)	(216,196)
Total stockholders’ equity (deficit)	$ 571,487	$ 554,696	$ 16,791

We had $263,294 in cash as of December 31, 2016, a decrease of $28,123 from December 31, 2015.  We had working capital of $508,387 at December 31, 2016, compared to working capital of $502,203 at December 31, 2015.

Contractual Obligations

The Company leases office/warehouse space in Utah.  In addition, it has a lease on a vehicle.  The following summarizes future minimum lease payments under the operating leases at December 31, 2016:

 Minimum Lease Payments

Year Ending

                                December 31,

      Building

Automobile

      Total

   2017

  $   34,100

   $    4,368

$    38,468

Results of Operations

December 31, 2016 and 2015

The following table summarizes revenue, cost of goods sold, and operating expenses for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Increase (Decrease)
Revenue	$ 1,188,610	$ 1,037,324	$ 151,286
Cost of Goods Sold	376,064	407,111	(31,047)
Gross Profit	812,546	630,213	182,333

Salaries and wages	618,103	661,931	(43,828)
Rent expense	34,250	34,424	(174)
Research and development expense	70,801	72,863	(2,062)
General and administrative expense	340,994	320,947	20,047
Total operating expenses	1,064,148	1,090,165	(26,017)

Profit (loss) from operations	(251,602)	(459,952)	208,350

Interest expense	(314)	(59,486)	59,172
Other income	35,720	-	35,720
Gain on extinguishment of debt	-	1,355,375	(1,355,375)

Net income (loss)	$ (216,196)	$ 835,937	$(1,052,133)

Total revenue in 2016 increased 14.6% to $1,188,610 from revenue of $1,037,324 in 2015.  Revenue of $244,500 was from ultra-low temperature freezers accounts in 2016, compared with revenue of $39,664 from freezer sales in 2015.  We continue to work to increase sales of these freezer units, as well as working to develop marketing strategies to expand distribution channels of our specialty laboratory supplies.

Our cost of goods sold decreased by $31,047 in the period ending December 31, 2016, as compared to December 31, 2015.  Gross sales margin increased to 69% in 2016 compared to 61% in 2015.  Our gross margin percent is influenced by the sales mix, with the ultra-low temperature freezers carrying significantly higher margins than the more generic lab supplies. We are working to further increase gross margins through working with current vendors to obtain more favorable costing or identifying and qualifying new vendors who offer more favorable pricing without compromising quality.

The salaries and wages decreased $43,828 in 2016 compared to 2015 is the net result of salary changes, personnel reductions, a reduction in stock-based compensation and utilizing contractors for work, where possible.  Our plan is to continue to use outside contractors where practical to enable us to maintain our employee level.

General and administrative expenses increased $20,047 for 2016 as compared to 2015.  Expense levels going forward are expected to approximate the 2016 levels.

Other income decreased to $35,406 in 2016 compared to $835,937 in 2015.  During 2015 it was determined that the statute of limitations had expired on the outstanding debentures, default penalty and accrued interest.  Accordingly, all amounts were removed from the financials with the result being a gain on extinguishment of debt of $1,355,375, reduced by $59,486 in interest expense.

We had a net loss of $216,196 in 2016, a decrease of $1,052,133 over the $835,937 profit realized in 2015 due to the gain of $1,355,375 recognized on the extinguishment of debt recognized in 2015.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at December 31, 2016, were $263,964, with accounts receivable of $73,424 and inventory of $226,967, net of reserves. Our working capital at December 31, 2016 was $508,387.  This compares to working capital of $502,203 at December 31, 2015.

In 2016, net cash required to fund operating activities was $18,727 as compared to net cash provided by operations of $31,913 in 2015.  We anticipate that in 2017, with the benefit of continued cost reductions and increased revenue, we will generate positive cash from operating activities. We continue our work to enhance our on-line ordering system to increase sales, develop the market for our ultra-low temperature freezers, work with current vendors to obtain more favorable pricing, and locate new vendors to provide opportunities to further reduce our cost of goods.

We will continue to focus our efforts on our core business activities while pursuing capital resources and evaluating potential future acquisitions which fit within and enhance our core business.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah, which expires November 30, 2017.  Future minimum lease payments under the operating lease at December 31, 2016 are $34,100 for this facility.  In addition, at December 31, 2016 we have one automobile lease with future minimum lease payments of $4,368.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework

(2013). Based on this evaluation, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

Business Experience

Kim Boyce - CEO, Director

Mr. Boyce, 62, is the founder of Reflect Scientific and serves as President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Boyce has over thirty years of experience in manufacturing, sales, distribution and management of scientific products related to companies in the chemical analysis, semiconductor fabrication and optics industries. His responsibilities have included serving as a Western Regional Sales Manager, OEM Special Accounts Manager, Plant Operations Manager and various other senior management positions within these industries.

Thomas Tait - Vice President, Secretary, Director

Mr. Tait, 60, serves as Vice President. Mr. Tait brings experience with accelerated product development, “lean” process management tools, strategic market analysis, and acquisition integration.  Mr. Tait joined us from Danaher Company where he was a Business Manager over a $120 million in sales product line. Prior assignments have included General Manager of HyperQuan Inc., Product Manager J&W Scientific and Project Manager Varian Inc. He also co-founded ChiraTech Inc, a high technology Company that was sold to Thermo Electron Corporation. Mr. Tait holds an MBA in Technology Management from the University of Phoenix and a BS in Chemistry from Clarkson University. He also holds patents in Optics and MEMS technologies.

William G. Moon, Director

Mr. Moon, 67, has over 30 years experience in startup and engineering related companies.  His leadership experience includes assisting in the formation of what became the world’s largest disk drive company, Quantum Corporation, with over 10,000 employees.  He was Principal Engineer and Vice President of Engineering for over twenty years, during which time he co-designed numerous standard-setting disk drives.  During that time, he was a co-founder of a wholly owned Quantum subsidiary, Plus Development, and was key in the invention of the Hardcard, the first hard drive on a plug-in card.  He helped create a partnership with Panasonic for the world’s first totally automated disk drive assembly plant in Japan, producing over 100 million disk drives.  Prior to that, Mr. Moon designed memory products at Hewlett Packard Labs in their Disk Memory Division.  Over the past five years Mr. Moon has served as technical advisor to several companies and has sat on several boards.

Keith Merrell - Chief Financial Officer / Treasurer

Mr. Merrell, 71, serves as our Chief Financial Officer, Treasurer and General Manager.  Mr. Merrell draws on over 30 years of accounting experience to manage all of our accounting functions and to interface with our independent public accountants.  He spent two years in the field of public accounting, and served as Chief Financial Officer or Controller of five companies prior to joining us.  His business career also includes extensive experience in management, sales and marketing, consulting, and merger and acquisition work. He graduated from Arizona State University with a B.S. degree in Accounting.

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

Based solely on a review of the copies of such forms furnished to us or written representations from certain persons, we believe that during our calendar year ended December 31, 2016, all filing requirements applicable to our officers, directors and 10% stockholders were met by such persons.

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Com- pensation($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation($) (i)	Total Earnings ($) (j)

Kim Boyce CEO & Director	12/31/16 12/31/15 12/31/14	$102,200 $100,000 $ 99,996	- - -	201,405 225,000 416,000	- - -	- - -	- - -	- - -	$303,605 $325,000 $515,996

Tom Tait VP & Director	12/31/16 12/31/15 12/31/14	$47,640 $50,735 $54,610	- - -	6,000 5,560 -	- - -	- - -	- - -	- - -	$53,640 $56,295 $54,610

Keith Merrell, CFO	12/31/16 12/31/15 12/31/14	$ 9,000 $14,000 $16,500	- - -	4,860 2,133 -	- - -	- - -	- - -	- - -	$13 ,860 $16,133 $16,500

Outstanding Equity Awards

At December 31, 2016, there are no outstanding equity awards.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

None	None	None	None	None	None	None	None

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 15, 2017, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Reflect Scientific to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of Reflect Scientific and all executive officers and directors of Reflect Scientific as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

All percentages are calculated based upon a total number of 65,401,086 shares of common stock outstanding as of March 15, 2017, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

		Amount and Nature of	Percentage of Outstanding
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	Common stock

	Principal Shareholders

Common Stock	Kim Boyce 1270 South 1380 West Orem, Utah 84058	36,000,000	55.04%

	Officers and Directors

Common Stock	Kim Boyce	36,000,000	55.04%
Common Stock	Tom Tait	600,000	0.92%
Common Stock	Keith Merrell	258,333	0.39%
Common Stock	William Moon.	600,000	0 .92%
	All directors and executive officers of the Company as a group (Four individuals)	37,458,333	57.27%

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

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

None.

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

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2016 and 2015:

Fee Category	2016	2015
Audit Fees	$33,875	$51,463
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$33,875	$51,463

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REFLECT SCIENTIFIC, INC.

Date:	03/31/2017	By:	/s/Kim Boyce
Kim Boyce, Chief Executive Officer and Director

Date:	03/31/2017	By:	/s/Keith Merrell
Keith Merrell, Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	03/31/2017	By:	/s/Kim Boyce
Kim Boyce, CEO and Director

Date:	03/31/2017	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	03/31/2017	By:	/s/William Moon
William Moon, Director

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

C O N T E N T S

Report of Independent Registered Public Accounting Firm

30

Consolidated Balance Sheets

 31 - 32

Consolidated Statements of Operations

 33

Consolidated Statements of Shareholders’ Equity (Deficit)

 34

Consolidated Statements of Cash Flows

 35

Notes to the Consolidated Financial Statements

 36

Sadler and Gibb letterhead

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Reflect Scientific, Inc.

We have audited the accompanying consolidated balance sheets of Reflect Scientific, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reflect Scientific, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced recurring losses from operations and has an accumulated deficit as of December 31, 2016 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 31, 2017

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31, 2016	December 31, 2015

CURRENT ASSETS

Cash	$263,964	$292,087
Accounts receivable, net	73,424	136,362
Inventory, net	226,967	206,409
Prepaid assets	3,100	3,100

Total Current Assets	567,455	637,958

FIXED ASSETS, NET	-	-

OTHER ASSETS

Intangible assets, net	-	5,316
Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	63,100	68,416

TOTAL ASSETS	$630,555	$706,374

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2016	December 31, 2015

CURRENT LIABILITIES

Accounts payable	$58,968	$84,347
Short-term lines of credit	-	9,396
Customer deposits	-	57,835
Income taxes payable	100	100

Total Current Liabilities	59,068	151,678

Total Liabilities	59,068	151,678
Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 65,401,086 and 60,958,514 shares issued and outstanding, respectively	654,010	609,584
Additional paid in capital	19,566,472	19,377,911
Accumulated deficit	(19,648,995)	(19,432,799)

Total Shareholders’ Equity	571,487	554,696

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$630,555	$706,374

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2016	2015

REVENUES	$1,188,610	$1,037,324

COST OF GOODS SOLD	376,064	407,111

GROSS PROFIT	812,546	630,213

OPERATING EXPENSES
Salaries and wages	618,103	661,931
Rent expense	34,250	34,424
Research and development expense	70,801	72,863
General and administrative expense	340,994	320,947
Total Operating Expenses	1,064,148	1,090,165

OPERATING LOSS	(251,602)	(459,952)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	-	1,355,375
Other income	35,720	-
Interest expense	(314)	(59,486)

Total Other Income (Expenses)	35,406	1,295,889

NET INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(216,196)	835,937

Income tax expense	-	-

NET INCOME (LOSS)	$(216,196)	$835,937

NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$(0.00)	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	62,964,438	58,220,375

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

                                                                                                     Common Stock

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2014	56,702,501	$ 567,024	$ 19,135,183	$ (20,268,736)	$ (566,529)

Stock-based compensation	3,639,000	36,390	219,282	-	255,672

Common stock issued for consulting services	617,093	6,170	23,446	-	29,616

Net income for the year ended December 31, 2015	-	-	-	835,937	835,937

Balance, December 31, 2015	60,958,514	609,584	19,377,911	(19,432,799)	554,696

Stock-based compensation	3,862,750	38,628	159,570	-	198,198

Common stock issued for consulting services	579,822	5,798	28,991	-	34,789

Net loss for the year ended December 31, 2016				(216,196)	(216,196)

Balance, December 31, 2016	65,401,086	$ 654,010	$ 19,566,472	$ (19,648,995)	$ 571,487

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(216,196)	$835,937
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Amortization	5,316	28,727
Stock based compensation	198,198	255,672
Common stock issued for services	34,789	29,616
Gain on extinguishment of debt	-	(1,355,375)
Changes in operating assets and liabilities:
Accounts receivable	62,938	119,808
Inventory	(20,558)	9,549
Accounts payable and accrued expenses	(25,379)	49,479
Customer deposits	(57,835)	-
Interest payable	-	58,500
Net Cash from Operating Activities	(18,727)	31,913

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash from Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term lines of credit	(9,396)	(10,879)
Net Cash from Financing Activities	(9,396)	(10,879)

NET INCREASE (DECREASE) IN CASH	(28,123)	21,034

CASH AT BEGINNING OF PERIOD	292,087	271,053

CASH AT END OF PERIOD	$263,964	$292,087

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$314	$986
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

NOTE 1 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

Cole, Inc. (the Company) was incorporated under the laws of the State of Utah on November 3, 1999. The Company was organized to engage in any lawful activity for which corporations may be organized under the Utah Revised Business Corporation Act.  On December 30, 2003 the Company changed its name to Reflect Scientific, Inc.  Reflect has two wholly owned subsidiaries, Cryometrix and Julie Martin Scientific Technology, which are described below.

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

b. Revenue Recognition

Revenue is only recognized on product sales once the product has been shipped to the customer, persuasive evidence of an agreement exists, the price is fixed or determinable, and collectability is reasonably assured.  The Company sells its products in both the US and internationally through direct sales and independent distributors.

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

The Company charged $0 to bad debt expense for the years ended December 31, 2016 and 2015. As the Company has historically experienced minimal bad debts, management feels the allowance for doubtful accounts balance of $4,000 at December 31, 2016 to be an adequate reserve based on the experience seen over multiple years.

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

h. Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $3,461 and $8,847 of advertising expense during the years ended December 31, 2016, and 2015, respectively.

i. Newly Issued Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“AASU”) 2016-16, Income Taxes (Topic 740); Intra-Entity Transfers of Assets Other Than Inventory.  This ASU requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date.  The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory.  The tax consequences were previously deferred until the asset is sold to a third part or recovered through use.  This guidance will become effective on January 1, 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230); Classification of Certain Cash Receipts and Cash Payments.  This ASU addresses the following eight specific cash flow issues:  Debt costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  This guidance will become effective on January 1, 2018.  We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718); Improvements to Employee Share-Based Payments Accounting.  The ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows.  This guidance will become effective January 1, 2017.  We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.

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

j. Earnings per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period.  Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period.  Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive.  At December 31, 2016 and 2015, the Company had no common stock equivalents.

k. Shipping and Handling Fees and Costs

The Company records all shipping and handling costs as operating costs.  Freight paid on outgoing shipments in 2016 was $37,411 and is recorded in general and administrative expense.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2016 and 2015, it did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2016 and 2015 relating to unrecognized benefits.

m. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, which include Cryometrix (previously Cryomastor).  All subsidiaries are wholly owned.  All material intercompany accounts and transactions are eliminated in consolidation.

n. Research and development expense

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standard Codification Topic 730 “Research and Development".  Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company had $70,801 and $72,863 in research and product development for the years ended December 31, 2016 and 2015, respectively.

o. Stock-Based Compensation

The Company applies the provisions of FASB ASC Topic 718 “Stock Based Compensation” which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements.  The Company recorded $198,197 and $255,672 in stock compensation expense for the years ended December 31, 2016 and 2015.

p. Intangible Assets

Intangible assets include trademarks, trade secrets, patents, customer lists and goodwill acquired through acquisition of subsidiaries.  The patents have been registered with the United States Patent and Trademarks Office.  The costs of obtaining patents are capitalized as incurred.  Intangibles, except for goodwill, are amortized over their estimated useful lives.  The Company regularly evaluates whether events or circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary. Accordingly, the Company recorded no impairment of long-lived assets during the years ended December 31, 2016 and 2015.

q. Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is tested for impairment, at a reporting unit level, annually and when events and circumstances warrant an evaluation. The Company evaluates goodwill on an annual basis, as of the end of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment. In making this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, business trends and market conditions. Accordingly, the Company recorded no impairment of goodwill for the years ended December 31, 2016 and 2015.

r.  Reclassification of Financial Statement Accounts

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

NOTE 3   GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $19,648,995 at December 31, 2016.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has taken a number of actions to reduce expenses. Management is seeking additional funding through the capital markets to facilitate the settlement of the remaining debentures, as well as to provide operating capital for its operations.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 4 -

FIXED ASSETS

Fixed assets and related depreciation for the period are as follows:

	December 31, 2016	December 31, 2015
Machinery and equipment	$132,002	$132,002
Furniture and fixtures	2,697	2,697
Computer and office equipment	2,390	2,390
Leasehold improvements	10,164	10,164
Accumulated depreciation	(147,253)	(147,253)

Total Fixed Assets	$-	$-

Depreciation expense for the years ended December 31, 2016, and 2015, was $-0- and $-0-, respectively.

NOTE 5 -

INVENTORIES

Inventory consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Finished goods, net	226,967	206,409

Total Inventory	$226,967	$206,409

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

Rent expense was $34,250 and $34,424 for the years ended December 31, 2016, and 2015, respectively.

Automobile Lease – The Company currently leases one vehicle with a monthly lease payment of $624 per month.  The automobile lease will expire on August 8, 2017.

Automobile lease expense was $7,490 and $7,488 for the years ended December 31, 2016, and 2015, respectively.

Minimum rental payments under the non-cancelable operating leases are as follows:

Years ending December 31,	Amount
2017	$38,468
Thereafter	-

$38,468

NOTE 7 -

PREFERRED STOCK

In November 2004 the Company amended its Articles of Incorporation so as to authorize 5,000,000 shares of preferred stock. Of this total, 750,000 shares have been designated as “Series A Convertible Preferred Stock”. As of December 31, 2016 and 2015, no shares of the preferred stock are issued and outstanding.

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

NOTE 8 -

COMMON STOCK TRANSACTIONS

During the years ended December 31, 2016 and 2015, the following stock transactions occurred:

•

During 2016, the Board of Directors approved the issuance of 3,356,750 shares of restricted common stock, valued at $201,495, to the President/CEO.

During 2016, the Board of Directors approved the issuance of 100,000 shares of restricted common stock, valued at $6,000 to a Director of the Company.

During 2016, the Board of Directors approved the issuance of 100,000 shares of restricted common stock, valued at $6,000 to a Director of the Company.

During 2016, the Board of Directors approved the issuance of 81,000 shares of restricted common stock, valued at $4,860 to the CFO of the Company.

During 2016, the Board of Directors approved the issuance of 225,000 shares of restricted common stock, valued at $13,500, to employees and 579,822 shares of restricted common stock, valued at $34,789, to consultants for services rendered.

•

During 2015, the Board of Directors approved the issuance of 3,000,000 shares of restricted common stock, valued at $225,000, to the President/CEO.

During 2015, the Board of Directors approved the issuance of 139,000 shares of restricted common stock, valued at $6,672 to a Director of the Company.

During 2015, the Board of Directors approved the issuance of 250,000 shares of restricted common stock, valued at $12,000 to a Director of the Company.

During 2015, the Board of Directors approved the issuance of 53,333 shares of restricted common stock, valued at $2,560 to the CFO of the Company..

During 2015, the Board of Directors approved the issuance of 250,000 shares of restricted common stock, valued at $12,000, to employees and 563,680 shares of restricted common stock, valued at $22,057, to consultants for services rendered.

.

NOTE 9 -

CONCENTRATIONS OF RISK

Cash in Excess of Federally Insured Amount

The Company, at December 31, 2016 and 2015, and at times during those years, had cash balances that may exceed federally insured limits.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with respect to its cash balances.

Sales and Accounts Receivable

The Company has three major customers who represent a significant portion of revenue.  These three customers represented 49% and 57% of total sales revenue for the year ended December 31, 2016 and 2015, respectively.  At December 31, 2016 and 2015, accounts receivable balances from these customers represent 46% and 81%, respectively, of the total receivables.  The Company has strong relationships with each of these customers and does not believe this concentration poses a significant risk due to those long-term relationships and uniqueness of the products they purchase from the Company.

NOTE 10 -

LINE OF CREDIT

The Company has a credit line with a commercial bank of $100,000 secured by its inventory and accounts receivable bearing a variable interest rate, which was 5.50% as of the balance sheet date, and automatically renews so long as the Company is in compliance with the loan covenants. As of December 31, 2016, there was no balance due on that line of credit.  The line automatically renews on April 1 of each year and the $100,000 credit amount was available at December 31, 2016.

The Company has an additional credit line with a different commercial bank of $50,000 secured by its inventory and accounts receivable bearing a fixed interest rate, which was 7.75% as of the balance sheet date, and automatically renews so long as the Company is in compliance with the loan covenants. As of December 31, 2016, there was no balance due on that line of credit.  The line automatically renews on June 7 of each year.

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

At December 31, 2014, the remaining outstanding indebtedness for the convertible debentures in default was $650,000, including the default penalty.  The debentures carried an 18% interest rate.  The Company had accrued $58,500 in interest during the six months ended June 30, 2015.  The total accrued interest on this remaining debenture was $705,375 as of June 1, 2015.  The holder of the debentures filed bankruptcy in 2009.  No communication from the debenture holder has been received since that time.  Under laws in the State of New York, which is the judicial jurisdiction of the agreement, written contracts have a statute of limitations of six years.  As that six year period has passed, management made the decision, after receiving an opinion from legal counsel, to remove from its books the debentures and the related default penalty and accrued interest, the aggregate of which totals $1,355,375.

NOTE 12 – COMMON STOCK OPTIONS

On December 31, 2007, the Company’s Board of Directors approved an equity plan.  The equity plan known as the 2007 Equity Incentive Plan (the “Plan”) reserves up to 6,000,000 shares of the Company’s authorized common stock for issuance to officers, directors, employees and consultants under the terms of the Plan.  On December 31, 2009, the Company’s board of directors amended the Plan to authorize 12,000,000 shares.  The Plan permits the Board of Directors to issue stock options and restricted stock.  At December 31, 2016 there were no options outstanding.

NOTE 13 – INTANGIBLE ASSETS

Definite lived intangible assets are stated at cost and amortized using the straight-line method.  The remaining lives over which the intangible assets will be amortized is approximately 2 years, at which time the intangible assets will become fully amortized.

Intangible assets and related amortization and impairment for the period are as follows:

December 31, 2016
	Cost	Accumulated Amortization	Net Book Value
Patents	$ 1,403,045	$ 1,403,045	$ -
Customer lists	414,532	414,532	-

Totals	$ 1,817,577	$ 1,817,577	$ -

December 31, 2015
	Cost	Accumulated Amortization	Net Book Value
Patents	$ 1,403,045	$ 1,401,179	$ 1,866
Customer lists	414,532	411,082	3,450

Totals	$ 1,817,577	$ 1,812,261	$ 5,316

Amortization expense for the years ended December 31, 2016, and 2015, was $5,316 and $28,727, respectively.

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

As sales did not reach or exceed the triggering threshold, no royalty payments were made under the royalty agreement during 2016 and 2015.

NOTE 15 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2016 and 2015 consist of the following:

	2016	2015
Federal:
Current	$-	$-
Deferred	(26,093)	548,820
State:
Current	-	-
Deferred	(807)	1,700
Valuation allowance	26,900	(550,520)
	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2016 and 2015:

	2016	2015
Deferred tax assets (liabilities):

NOL Carryover	$2,359,051	$2,233,958
Stock Based Compensation	158,854	89,485
Depreciation and Amortization	(355,962)	(184,846)
Inventory Reserves	(3,800)	(7,354)
R&D Tax Credits	(39,667)	(39,667)
Debenture Interest Payable	(474,381)	(474,381)
Other Reserves	19,884	19,884
Valuation Allowance	(1,663,979)	(1,637,079)
Net deferred tax asset (liability)	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2016 and 2015 due to the following:

	2016	2015

Tax at statutory rate:	$(75,669)	$292,578
Effects of:
Debenture write-off	-	225,019
Meals and Entertainment	(3,506)	-
Stock-Based Compensation	(69,369)	(89,485)
Depreciation and Amortization	125,853	115,054
Inventory Reserve	(3,553)	7,354
Other, net	(656)	-
Change in Valuation Allowance	26,900	(550,520)
	$-	$-

At December 31, 2016, the Company had net operating loss carryforwards of approximately $6,740,147 that may be offset against future income from the year 2016 through 2036.

No tax benefit has been reported in the December 31, 2016 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The valuation allowance increased by $26,900 to $1,663,979 as of December 31, 2016.

NOTE 16 – RELATED PARTY TRANSACTIONS

Stock Issuances

In June 2016 the Board of Directors approved the issuance of 3,356,750 shares of restricted common stock to the President/CEO.  In December 2016 the Board of Directors approved the issuance of 281,000 shares of restricted common stock to officers and directors.

NOTE 17 – FOURTH QUARTER ADJUSTMENTS

In June 2016, the Board of Directors approved the issuance of 3,356,750 shares of restricted common stock, valued at $201,945, to the President/CEO.  The total financial impact of this transaction was incorrectly recorded in the 4th quarter rather than being amortized over the portion of the year remaining subsequent to the grant date.  The following table shows the adjustment to the net income (loss) of the 2nd and 3rd quarters of 2016 had the expense been properly amortized:

Three months

Three months

Ended 6/30/16

Ended 9/30/16

Net income (loss) as previously reported

   $  81,795

   $ (49,920)

Adjustment

     (26,672)

      (87,637)

Net income (loss) as adjusted

      55,123

    (137,557)

The adjustment did not have an effect on Earnings (loss) per share for either of the periods indicated above.

NOTE 18 – SUBSEQUENT EVENTS

None.