Form 10-Q
period 2017-03-31
REFLECT SCIENTIFIC INC
filed 2017-05-15
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer   ☐

               Accelerated filer                    ☐

Non-accelerated filer      ☐

               Smaller reporting company   ☒

Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Class

Outstanding as of May 15, 2017

65,401,086 shares of $0.01 par value common stock on May 15, 2017

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2017

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2017 (Unaudited)	December 31, 2016

CURRENT ASSETS

Cash	$233,589	$263,964
Accounts receivable, net	61,328	73,424
Inventory, net	232,458	226,967
Prepaid assets	3,100	3,100

Total Current Assets	530,475	567,455

FIXED ASSETS, NET	-	-

OTHER ASSETS

Intangible assets, net	-	-
Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	63,100	63,100

TOTAL ASSETS	$593,575	$630,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2017 (Unaudited)	December 31, 2016

CURRENT LIABILITIES

Accounts payable and accrued expenses	$24,246	$58,968
Customer deposits	130	-
Income taxes payable	100	100

Total Current Liabilities	24,476	59,068

Total Liabilities	24,476	59,068
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 65,401,086 and 65,401,086 issued and outstanding, respectively	654,010	654,010
Additional paid in capital	19,566,472	19,566,472
Accumulated deficit	(19,651,383)	(19,648,995)

Total Stockholders’ Equity	569,099	571,487

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$593,575	$630,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
REVENUES	$255,915	$373,964

COST OF GOODS SOLD	90,028	107,180

GROSS PROFIT	165,887	266,784

OPERATING EXPENSES
Salaries and wages	105,280	107,207
Rent expense	8,578	8,609
Research and development expense	11,630	26,922
General and administrative expense	42,787	88,013
Total Operating Expenses	168,275	230,751

NET OPERATING INCOME (LOSS)	(2,388)	36,033

OTHER EXPENSE
Interest expense	-	(143)

Total Other Expense	-	(143)

NET INCOME (LOSS) BEFORE TAXES	(2,388)	35,890

Provision for income taxes	-	-

NET INCOME (LOSS)	$(2,388)	$35,890

NET INCOME (LOSS) PER SHARE – BASIC	$(0.00)	$0.01
NET INCOME (LOSS) PER SHARE – DILUTED	$(0.00)	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	65,401,086	60,958,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Three Months Ended

March 31,

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,388)	$35,890
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Amortization	-	4,453

Changes in operating assets and liabilities:
Accounts receivable	12,096	(73,677)
Inventory	(5,491)	6,912
Accounts payable and accrued expenses	(34,722)	(35,321)
Customer deposits	130	(45,378)
Net Cash used in Operating Activities	(30,375)	(107,121)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term lines of credit	-	(2,828)
Net Cash used in Financing Activities	-	(2,828)

NET INCREASE (DECREASE) IN CASH	(30,375)	(109,949
CASH AT BEGINNING OF PERIOD	263,964	292,087
CASH AT END OF PERIOD	$233,589	$182,138

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$143
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2016 financial statements.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 2 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND LINE OF BUSINESS:

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

SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Reflect Scientific, Inc. and its wholly owned subsidiaries, Cryometrix and Julie Martin Scientific Technology.  Intercompany transactions and accounts have been eliminated in consolidation.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.

REVENUE RECOGNITION:  Revenue is only recognized on product sales once the product has been shipped to the customer, persuasive evidence of an agreement exists, the price is fixed or determinable, and collectability is reasonably assured.  The Company sells its products in both the US and internationally through direct sales and independent distributors.

ACCOUNTS RECEIVABLE:  Accounts receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2017 and December 31, 2016, the Company had accounts receivable of $61,328 and $73,424, respectively.  At March 31, 2017 and December 31, 2016 the allowance for doubtful accounts was $4,000 and $4,000, respectively.

INVENTORY:

Inventories are presented net of an allowance for obsolescence and are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for detectors and ultra-low temperature freezers which it builds and other scientific items.  At March 31, 2017, inventory was made up of $255,110 of finished goods, less an allowance for obsolescence of $22,652.  At December 31, 2016, inventory was comprised of $249,619 of finished goods, less an allowance for obsolescence of $22,652. There were no raw materials or work in progress for either period presented.

INTANGIBLE ASSETS:  Costs to obtain or develop patents are capitalized and amortized over the life of the patents. Patents are amortized from the date the Company acquires or is awarded the patent over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of March 31, 2017.

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

RESEARCH AND DEVELOPMENT EXPENSE - The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standard Codification Topic 730 “Research and Development".  Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

EARNINGS PER SHARE: The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period.  Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period.  Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive.  At March 31, 2017 and 2016, the Company had no common stock equivalents.

RECENT ACCOUNTING PRONOUNCEMENTS – In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other (Topic 350).”  This ASU was issued to simplify the annual goodwill impairment assessment process.  Currently, the first step of the impairment test requires an entity to compare the fair value of the reporting unit with its carrying value, including goodwill.  If, as a result of this analysis, the entity concludes there is an indication of impairment in a reporting unit having goodwill, the entity is required to perform the second step of the impairment analysis, determining the amount of goodwill impairment to be recorded.  The amount is calculated by comparing the implied fair value of the goodwill to its carrying amount.  This exercise requires the entity to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit.  Any remaining fair value would be the implied fair value of goodwill on the testing date.  ASU 2-17-04 eliminates the second step of the impairment analysis. Accordingly, if the first step of a quantitative goodwill impairment analysis performed after adoption of this ASU indicates that the fair value of a reporting unit is less than its carrying value, the goodwill of that reporting unit would be impaired to the extent of that difference.  The Company must adopt this ASU in 2020, but early adoption is permitted.  However, if there is an indication of potential impairment of goodwill as a result of an annual impairment assessment prior to 2020, the Company will evaluate the impact of ASU 2017-04 and could elect to early adopt this ASU.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715).” This ASU was issued to improve the presentation of net periodic pension and other postretirement benefit costs.  The Company must adopt this ASU beginning January 1, 2018.  The Company does not currently have a pension or retirement plan to which it contributes and therefore believes it will not have an impact on its financial statements and statements of operations.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Topic 310-20).”  The ASU amends the amortization period for certain purchased callable debt securities held at a premium.  The update requires premiums to be amortized over the period to the earliest call date.  The new standard has an effective adoption date of January 1, 2019.  Early adoption is permitted.  The Company is analyzing the impact of this new standard.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 3 – FINANCIAL INSTRUMENTS

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB Accounting Standards Codification (“ASC”) Topic 820 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

Level 1 - Quoted market prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than level one inputs that are either directly or indirectly observable; and

Level 3 - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is observable.

NOTE 4 – SUBSEQUENT EVENTS

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2017, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our revenues during the three month reporting periods decreased 32% during 2017 compared to 2016 revenues.

Results of Operations

Three Months Ended March 31, 2017 and 2016

	For the three months ended March 31,
	2017	2016	Change
Revenues	$255,915	$373,964	$(118,049)
Cost of goods sold	90,028	107,180	(17,152)
Gross profit	165,887	266,784	(100,897)
Operating expenses	168,275	230,751	(62,476)
Other expense	-	(143)	143
Net loss	$(2,388)	$35,890	$(38,278)

Revenues decreased during the quarter ended March 31, 2017, to $255,915 from $373,964 for the quarter ended March 31, 2016, a decrease of $118,049.  The decrease results from the sale of ultra-low temperature freezers which generated revenue of $115,670 in 2016 but only $27,340 in 2017. We are continuing work to refine and commercialize the ultra-low temperature freezer technologies.

With lower sales during the reporting period, cost of goods decreased in the quarter ending March 31, 2017, as compared to March 31, 2016, to $90,028 from $107,180, a decrease of $17,152. We realized a gross profit percentage of 65% for the three months ended March 31, 2017, compared to 71% for the three months ended March 31, 2016.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter. The ultra-low temperature freezers provide higher gross margins than do our laboratory supplies.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses decreased to $168,276 in the three months ended March 31, 2017, a decrease of $62,476 over the expenses of $230,751 incurred in the three month period ended March 31, 2016.  The reduction was primarily the result of lower expenditures for research and development of $15,292 professional fees of $9,010, inventory adjustments of $17,372, sales commissions of $4,170 and license fees of $5,280. While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

The net loss for the three month period ended March 31, 2017 was $2,388, a decrease of $38,278 from the $35,890 profit for the three month period ended March 31, 2016.  Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net loss of $2,388 for the three month period ended March 31, 2017 represents a loss of $0.00 per share.  This compares to the net profit of $35,890, or $0.00 per share for the three months ended March 31, 2016.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at March 31, 2017, were $233,589, with accounts receivable of $61,328, net of allowance, and inventory of $232,458, net of allowance. Our working capital on March 31, 2017, was $505,999.  Working capital on December 31, 2016 was $508,387.

For the three month period ended March 31, 2017, net cash used by operating activities was $30,375 which compares to $107,121 net cash provided by operating activities for the three month period ended March 31, 2016.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah which runs through November 30, 2017.  Future minimum lease payments under the operating lease at March 31, 2017, are $24,800 for that facility.  In addition, on May 9, 2014, the Company entered into an automobile lease. Future minimum lease payments under this lease are $2,496 at March 31, 2017, with minimum lease payments of $2,496 due for the remainder of 2017.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act.  Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the quarter ended March 31, 2017 that have materially affected, or are like to affect, our internal controls over financial reporting.

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

May 15, 2017

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

May 15, 2017

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

May 15, 2017

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial

Officer