Form 10-Q
period 2017-06-30
REFLECT SCIENTIFIC INC
filed 2017-08-14
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Large Accelerated filer   [  ]

Accelerated filer                    [  ]

Non-accelerated filer      [  ]

Smaller reporting company   [X]

Emerging growth company   [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Class

Outstanding as of August 14, 2017

65,401,086 shares of $0.01 par value common stock on August 14, 2017

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2017

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	June 301, 2017 (Unaudited)	December 31, 2016

CURRENT ASSETS

Cash	$175,517	$263,964
Accounts receivable, net	156,045	73,424
Inventory, net	216,656	226,967
Prepaid assets	3,100	3,100

Total Current Assets	551,318	567,455

FIXED ASSETS, NET	-	-

OTHER ASSETS

Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	63,100	63,100

TOTAL ASSETS	$614,418	$630,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2017 (Unaudited)	December 31, 2016

CURRENT LIABILITIES

Accounts payable and accrued expense	$31,498	$58,968
Customer deposits	623	-
Income taxes payable	100	100

Total Current Liabilities	32,221	59,068

Total Liabilities	32,221	59,068
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 65,401,086 and 65,401,086 issued and outstanding, respectively	654,010	654,010
Additional paid in capital	19,566,472	19,566,472
Accumulated deficit	(19,638,285)	(19,648,995)

Total Stockholders’ Equity	582,197	571,487

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$614,418	$630,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES	$298,287	$387,393	$554,202	$761,357

COST OF GOODS SOLD	119,080	105,184	209,108	212,365

GROSS PROFIT	179,207	282,209	345,094	548,992

OPERATING EXPENSES
Salaries and wages	105,785	105,516	211,065	212,723
Rent expense	8,519	8,608	17,097	17,217
Research and development expense	6,337	19,671	17,967	46,593
General and administrative expense	45,467	66,517	88,255	154,530
Total Operating Expenses	166,108	200,312	334,384	431,063

OPERATING PROFIT	13,099	81,897	10,710	117,929

OTHER INCOME (EXPENSE)
Other income	-	-	-	-
Interest expense – other	-	(102)	-	(245)
Interest on debentures	-	-	-	-
Gain on extinguishment of debt	-	-	-	-

Total Other Income (Expenses)	-	(102)	-	(245)

NET INCOME BEFORE TAXES	13,099	81,795	10,710	117,684

Income tax benefit (expense)	-	-	-	-

NET INCOME	$13,099	$81,795	$10,710	$117,684

NET INCOME PER SHARE - BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	65,401,086	60,958,514	65,401,086	60,958,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Six Months Ended

June 30,

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,710	$117,684
Adjustments to reconcile net income to net cash
used in operating activities:
Amortization	-	5,316

Changes in operating assets and liabilities:
Accounts receivable	(82,621)	(88,590)
Inventory	10,311	9,631
Accounts payable and accrued expenses	(27,470)	(40,768)
Customer deposits	623	(51,861)
Net Cash used in Operating Activities	(88,447)	(48,588)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term lines of credit	-	(5,513)
Net Cash used in Financing Activities	-	(5,513)

NET CHANGE IN CASH	(88,447)	(54,101)
CASH AT BEGINNING OF PERIOD	263,964	292,087
CASH AT END OF PERIOD	$175,517	$237,986

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$245
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2016 financial statements.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

ACCOUNTS RECEIVABLE:  Accounts receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2017 and December 31, 2016, the Company had accounts receivable of $156,045 and $73,424, respectively.  At June 30, 2017 and December 31, 2016 the allowance for doubtful accounts was $4,000 and $4,000, respectively.

INVENTORY:

Inventories are presented net of an allowance for obsolescence and are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for detectors and ultra-low temperature freezers which it builds and other scientific items.  At June 30, 2017, inventory was made up of $239,308 of finished goods, less an allowance for obsolescence of $22,652.  At December 31, 2016, inventory was comprised of $249,619 of finished goods, less an allowance for obsolescence of $22,652. There were no raw materials or work in progress for either period presented.

INTANGIBLE ASSETS:  Costs to obtain or develop patents are capitalized and amortized over the life of the patents. Patents are amortized from the date the Company acquires or is awarded the patent over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The Company’s analysis did not indicate any impairment of intangible assets as of June 30, 2017.

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

EARNINGS PER SHARE: The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period.  Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period.  Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive.  At June 30, 2017 and 2016, the Company had no common stock equivalents.

RECENT ACCOUNTING PRONOUNCEMENTS:  In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-09, "Stock Compensation - Scope of Modification Accounting". This ASU requires all modifications to be accounted for as a modification unless the fair value, vesting conditions and classification of the award as equity or liability are the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017 and for interim periods therein. The Company does not believe this ASU will have a material impact on its consolidated financial position, results of operation or cash flows.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 3   GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $19,638,285 at June 30, 2017.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has taken a number of actions to reduce expenses. Management is seeking additional funding through the capital markets to facilitate the settlement of the remaining debentures, as well as to provide operating capital for its operations.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management reviewed all material events through the date of this report. There are no material subsequent events to report.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month period ended June 30, 2017, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Results of Operations

Three Months Ended June 30, 2017 and 2016

	For the three months ended June 30,
	2017	2016	Change
Revenues	$298,287	$387,393	$(89,106)
Cost of goods sold	119,080	105,184	13,896
Gross profit	179,207	282,209	(103,002)
Operating expenses	166,108	200,312	(34,204)
Other expense	-	(102)	102
Net profit (loss)	$13,099	$81,795	$(68,696)

Revenues decreased during the quarter ended June 30, 2017, to $298,267 from $387,393 for the quarter ended June 30, 2016, a decrease of $89,106.  The decrease results primarily from the sale of ultra-low temperature freezers which generated revenue of $115,670 in 2016 but only $36,512 in 2017. We are continuing work to increase our market penetration in the ultra-low temperature freezer market.

Cost of goods increased in the quarter ending June 30, 2017, as compared to June 30, 2016, to $119,080 from $105,184, an increase of $13,896. The increase was the result of lower ultra-low temperature freezer sales, which carry higher margins than the specialty laboratory products.  We realized a gross profit percentage of 60% for the three months ended June 30, 2017, compared to 73% for the three months ended June 30, 2016.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses decreased to $166,108 in the three months ended June 30, 2017, a decrease of $34,204 over the expenses of $200,312 incurred in the three month period ended June 30, 2016.  The largest contributor to the reduction was a $17,967 decrease in  expenditures for research and development. While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

The net profit for the three month period ended June 30, 2017 was $13,099, a decrease of $68,696 from the $81,795 profit for the three month period ended June 30, 2016.  Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net profit of $13,099 for the three month period ended June 30, 2017 represents a profit of $0.00 per share.  This compares to the net profit of $81,795, or $0.00 per share for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 and 2016

	For the six months ended June 30,
	2017	2016	Change
Revenues	$554,202	$761,357	$(207,155)
Cost of goods sold	209,108	212,365	(3,257)
Gross profit	345,094	548,992	(203,898)
Operating expenses	338,384	431,063	(96,679)
Other expense	-	(245)	245
Net profit (loss)	$10,710	$117,684	$(106,974)

Revenues decreased during the quarter ended June 30, 2017, to $554,202 from $761,357 for the quarter ended June 30, 2016, a decrease of $207,155.  The decrease results primarily from the sale of ultra-low temperature freezers which generated revenue of $231,340 in 2016 compared to $63,853 in 2017. We are continuing work to increase our market penetration in the ultra-low temperature freezer market.

With lower sales during the reporting period, cost of goods decreased in the quarter ending June 30, 2017, as compared to June 30, 2016, to $209,108 from $212,365, a decrease of $3,257. We realized a gross profit percentage of 62% for the six months ended June 30, 2017, compared to 72% for the six months ended June 30, 2016.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter. The ultra-low temperature freezers provide higher gross margins than do our laboratory supplies.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses decreased to $334,384 in the six months ended June 30, 2017, a decrease of $96,679 over the expenses of $431,063 incurred in the six month period ended June 30, 2016.  The reduction was primarily the result of lower expenditures for research and development of $28,626, commission expense of $8,933, licenses of $5,540 and promotion expense of $3,313. While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

The net profit for the six month period ended June 30, 2017 was $10,710, a decrease of $106,974 from the $117,684 profit for the six month period ended June 30, 2016.  Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net profit of $10,710 for the six month period ended June 30, 2017 represents a profit of $0.00 per share.  This compares to the net profit of $117,684, or $0.00 per share for the six months ended June 30, 2016.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at June 30, 2017, were $175,517, with accounts receivable of $156,045, net of allowance, and inventory of $216,656, net of allowance. Our working capital on June 30, 2017, was $519,097.  Working capital on December 31, 2016 was $508,387.

For the six month period ended June 30, 2017, net cash used by operating activities was $88,447 which compares to $48,588 net cash used by operating activities for the six month period ended June 30, 2016.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah which runs through November 30, 2017.  Future minimum lease payments under the operating lease at June 30, 2017, are $15,500 for that facility.  In addition, on May 9, 2014, the Company entered into an automobile lease. Future minimum lease payments under this lease are $624 at June 30, 2017.  The lease has an expiration date of August 8, 2017.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act.  Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the six month period ended June 30, 2017 that have materially affected, or are like to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None; not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2017, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  Mine Safety Disclosure

Not applicable.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a)

Exhibits.

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation	10-SB Registration Statement*
3.2	Articles of Amendment to Articles of Incorporation	10-SB Registration Statement*
3.3	By-Laws	10-SB Registration Statement*
3.4	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.5	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.6	Articles of Amendment	September 30, 2004 10-QSB Quarterly Report*
3.7	By-Laws Amendment	September 30, 2004 10-QSB Quarterly Report*
4.1	Debenture	8-K Current Report dated June 29, 2007*
4.2	Form of Purchasers Warrant	8-K Current Report dated June 29, 2007*
4.3	Registration Rights Agreement	8-K Current Report dated June 29, 2007*
4.4	Form of Placement Agreement	8-K Current Report dated June 29, 2007*
10.1	Securities Purchase Agreement	8-K Current Report dated June 29, 2007*
10.2	Placement Agent Agreement	8-K Current Report dated June 29, 2007*
14	Code of Ethics	December 31, 2003 10-KSB Annual Report*
21	Subsidiaries of the Company	December 31, 2004 10-KSB Annual Report*

Exhibit No.	Title of Document	Location if other than attached hereto
31.1	302 Certification of Kim Boyce
31.2	302 Certification of Keith Merrell
32	906 Certification

Exhibits

Additional Exhibits Incorporated by Reference

*	Reflect California Reorganization	8-K Current Report dated December 31, 2003
*	JMST Acquisition	8-K Current Report dated April 4, 2006
*	Cryomastor Reorganization	8-K Current Report dated September 27, 2006
*	Image Labs Merger Agreement Signing	8-K Current Report dated November 15, 2006
*	All Temp Merger Agreement Signing	8-K Current Report dated November 17, 2006
*	All Temp Merger Agreement Closing	8-KA Current Report dated November 17, 2006
*	Image Labs Merger Agreement Closing	8-KA Current Report dated November 15, 2006

* Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reflect Scientific, Inc.

(Registrant)

Date:

August 14, 2017

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

August 14, 2017

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

August 14, 2017

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial

Officer