Form 10-Q
period 2017-09-30
REFLECT SCIENTIFIC INC
filed 2017-11-13
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Class

Outstanding as of November 13, 2017

65,401,086 shares of $0.01 par value common stock on November 13, 2017

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	17

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3:	Defaults Upon Senior Securities	17

Item 4:	Mine Safety Disclosure	17

Item 5:	Other Information	17

Item 6:	Exhibits	17

Signatures		20

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2017

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2017 (Unaudited)	December 31, 2016

CURRENT ASSETS

Cash	$175,357	$263,964
Accounts receivable, net	206,000	73,424
Inventory, net	231,606	226,967
Prepaid assets	3,100	3,100

Total Current Assets	616,063	567,455

FIXED ASSETS, NET	-	-

OTHER ASSETS

Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	63,100	63,100

TOTAL ASSETS	$679,163	$630,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2017 (Unaudited)	December 31, 2016

CURRENT LIABILITIES

Accounts payable and accrued expense	$37,526	$58,968
Customer deposits	284	-
Income taxes payable	100	100

Total Current Liabilities	37,910	59,068

Total Liabilities	37,910	59,068
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 65,401,086 and 65,401,086 issued and outstanding, respectively	654,010	654,010
Additional paid in capital	19,566,472	19,566,472
Accumulated deficit	(19,579,229)	(19,648,995)

Total Stockholders’ Equity	641,253	571,487

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$679,163	$630,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES	$325,870	$214,404	$880,072	$975,761

COST OF GOODS SOLD	84,636	74,581	266,328	286,946

GROSS PROFIT	241,234	139,823	613,744	688,815

OPERATING EXPENSES
Salaries and wages	105,589	103,125	316,654	315,848
Rent expense	8,070	8,611	25,167	25,828
Research and development expense	12,710	11,131	30,677	57,724
General and administrative expense	55,808	66,821	171,480	221,351
Total Operating Expenses	182,177	189,688	543,978	620,751

OPERATING PROFIT	59,057	(49,865)	69,766	68,064

OTHER INCOME (EXPENSE)
Interest expense – other	-	(55)	-	(300)

Total Other Income (Expenses)	-	(55)	-	(300)

NET INCOME BEFORE TAXES	59,057	(49,920)	69,766	67,764

Income tax benefit (expense)	-	-	-	-

NET INCOME	$59,057	$(49,920)	$69,766	$67,764

NET INCOME (LOSS) PER SHARE:
Basic	$0.00	$(0.00)	$0.00	$0.00
Diluted	$0.00	$(0.00)	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	65,401,086	60,958,514	65,401,086	60,958,514
Diluted	65,401,086	60,958,514	65,401,086	60,958,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Nine Months Ended

September 30,

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69,766	$67,764
Adjustments to reconcile net income to net cash
used in operating activities:
Amortization	-	5,316
Changes in operating assets and liabilities:
Accounts receivable	(132,575)	46,263
Inventory	(4,639)	9,017
Accounts payable and accrued expenses	(21,443)	(39,798)
Customer deposits	284	(56,417)
Net Cash (used in) provided by Operating Activities	(88,607)	32,145

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term lines of credit	-	(8,458)
Net Cash used in Financing Activities	-	(8,458)

NET CHANGE IN CASH	(88,607)	23,687
CASH AT BEGINNING OF PERIOD	263,964	292,087
CASH AT END OF PERIOD	$175,357	$315,774

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$300
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2016 financial statements.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

ACCOUNTS RECEIVABLE:  Accounts receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2017 and December 31, 2016, the Company had accounts receivable, net of the allowance, of $206,000 and $73,424, respectively.  At September 30, 2017 and December 31, 2016 the allowance for doubtful accounts was $4,000 and $4,000, respectively.

INVENTORY:

Inventories are presented net of an allowance for obsolescence and are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for detectors and ultra-low temperature freezers which it builds and other scientific items.  At September 30, 2017, inventory was made up of $254,258 of finished goods, less an allowance for obsolescence of $22,652.  At December 31, 2016, inventory was comprised of $249,619 of finished goods, less an allowance for obsolescence of $22,652.  There were no raw materials or work in progress for either period presented.

INTANGIBLE ASSETS:  Costs to obtain or develop patents are capitalized and amortized over the life of the patents. Patents are amortized from the date the Company acquires or is awarded the patent over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. We perform an impairment analysis on an annual basis.  The Company’s analysis did not indicate any impairment of intangible assets as of the impairment analysis conducted December 31, 2016.

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

EARNINGS PER SHARE: The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period.  Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period.  Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive.  At September 30, 2017 and 2016, the Company had no common stock equivalents.

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

NOTE 3   GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $19,579,229 at September 30, 2017.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended September 30, 2017, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Plan of Operation and Business Growth

Our revenues during the three month reporting periods increased 52% during 2017 compared to 2016 revenues.

Our efforts continue to be focused on increasing the sales of our life science consumables and detectors while, at the same time, working to enhance the design of our liquid nitrogen refrigeration products.  Of those liquid nitrogen refrigeration products, the ultra-low temperature freezer is receiving highest priority. We have received positive feedback of the improvements and enhancements made to the design of the ultra-low temperature freezer.  We also continue work on the refrigerated trailer, or “reefer.”  We have our first manufactured unit operational, have conducted a number of road tests and are working to develop alliances with contract manufacturers for those products.

We also continue to focus on the expansion of our detector.  We believe that the enhanced functionality of our latest detector design, coupled with its low cost, provides us with a competitive edge over products currently being sold in that specialized market.

Concurrent with the development and commercialization of the above products, we have completed our on-line catalog and are making progress in enrolling new distributors for our consumable products.

An analysis of operating results for the three and nine months ended September 30, 2017 follows.

Results of Operations

Three Months Ended September 30, 2017 and 2016

	For the three months ended September 30,
	2017	2016	Change
Revenues	$325,870	$214,404	$111,466
Cost of goods sold	84,636	74,581	10,055
Gross profit	241,234	139,823	101,411
Operating expenses	182,177	189,688	(7,511)
Other expense	-	(55)	55
Net profit (loss)	$59,057	$(49,920)	$108,977

Revenues increased during the quarter ended September 30, 2017, to $325,870 from $214,404 for the quarter ended September 30, 2016, an increase of $111,466.  The increase results primarily from the sale of ultra-low temperature freezers which generated revenue of $106,400 in 2017 but no revenue in 2016. We are continuing work to increase our market penetration in the ultra-low temperature freezer market.

Cost of goods increased in the quarter ending September 30, 2017, as compared to September 30, 2016, to $84,636 from $74,581, an increase of $10,055. The small cost of goods increase, in comparison to the increase in revenue, is attributable to the sale of ultra-low temperature freezers, which carry higher margins than the specialty laboratory products.  We realized a gross profit percentage of 74% for the three months ended September 30, 2017, compared to 65% for the three months ended September 30, 2016.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses decreased to $182,177 in the three months ended September 30, 2017, a decrease of $7,511 over the expenses of $189,688 incurred in the three month period ended September 30, 2016.  The reduction is attributable to decreases in licenses, bank fees and auto expenses, offset by small increases in a number of other expense categories. While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

The net profit for the three month period ended September 30, 2017 was $59,057, an increase of $108,977 from the $49,920 loss for the three month period ended September 30, 2016.  Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net profit of $59,057 for the three month period ended September 30, 2017 represents a profit of $0.00 per share.  This compares to the net loss of $49,920, or $(0.00) per share, for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 and 2016

	For the nine months ended June 30,
	2017	2016	Change
Revenues	$880,072	$975,761	$(95,689)
Cost of goods sold	266,328	286,946	(20,618)
Gross profit	613,744	688,815	(75,071)
Operating expenses	543,978	620,751	(76,773)
Other expense	-	(300)	300
Net profit (loss)	$69,766	$67,764	$2,002

Revenues decreased during the nine month period ended September 30, 2017, to $880,072 from $975,761 for the nine month period ended September 30, 2016, a decrease of $95,489.  The decrease results primarily from the sale of ultra-low temperature freezers which generated revenue of $170,253 in 2017 compared to $231,340 in 2016. We are continuing work to increase our market penetration in the ultra-low temperature freezer market.

Due to lower sales during the reporting period, cost of goods decreased in the nine month period ending September 30, 2017, as compared to September 30, 2016, to $266,328 from $286,946, a decrease of $20,618. The change results from lower ultra-low temperature freezer sales, which carry higher margins than the specialty lab products.  We realized a gross profit percentage of 70% for the nine months ended September 30, 2017, compared to 71% for the nine months ended September 30, 2016.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter. We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses decreased to $543,978 in the nine months ended September 30, 2017, a decrease of $76,733 over the expenses of $620,751 incurred in the nine month period ended September 30, 2016.  The reduction was primarily the result of lower expenditures for research and development of $27,047, promotion expense of commission expense of $6,783, licenses of $11,031 and promotion expense of $3,313. While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

The net profit for the nine month period ended September 30, 2017 was $69,766, an increase of $2,002 from the $67,764 profit for the nine month period ended September 30, 2016.  Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net profit of $69,766 for the nine month period ended September 30, 2017 represents a profit of $0.00 per share.  This compares to the net profit of $67,764, or $0.00 per share for the nine months ended September 30, 2016.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at September 30, 2017, were $175,357, with accounts receivable of $206,000, net of allowance, and inventory of $231,606, net of allowance. Our working capital on September 30, 2017, was $578,174.  Working capital on December 31, 2016 was $508,387.

For the nine month period ended September 30, 2017, net cash used by operating activities was $88,607 which compares to $32,145 net cash provided by operating activities for the nine month period ended September 30, 2016.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  The office lease has been extended through November 30, 2020.  Future minimum lease payments under the operating lease at September 30, 2017, are $135,277 for that facility.  In addition, on July 7, 2017, the Company entered into an automobile lease with a term of four years.  . Future minimum lease payments under this lease are $30,816 at September 30, 2017.  The lease has an expiration date of July 7, 2021.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act.  Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the nine month period ended September 30, 2017 that have materially affected, or are like to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None; not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2017, we have not purchased any equity securities nor have any officers or directors of the Company.

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

November 13, 2017

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

November 13, 2017

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

November 13, 2017

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial

Officer