Form 10-K
period 2017-12-31
REFLECT SCIENTIFIC INC
filed 2018-04-02
CIK 1103090

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes [  ]  No [X]

State Issuer’s revenues for its most recent fiscal year:  December 31, 2017 - $1,065,777.

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

There are approximately 29,572,753 shares of common voting stock of the Registrant held by non-affiliates, and based upon the average bid and asked prices of our common stock on June 30, 2017 of $0.04, as reported by the OTC Bulletin Board of the National Association of Securities Dealers, Inc., the aggregate market value of our common stock held by non-affiliates was approximately $1,182,910.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Past Five Years

None; not applicable.

Outstanding Shares

As of March 28, 2018, the Registrant had 71,312,086 shares of common stock outstanding.

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part IV, Item 15, of this Annual Report.

INDEX

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Mine Safety Disclosure	11

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	23

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

Business

Emerging Growth Company Status

As part of the Jumpstart Startups Act of 2012 (“JOBS ACT”), companies with less than $1.0 billion in gross revenue can qualify as an “emerging growth company.” We will qualify as an emerging growth company as defined in the JOBS Act, and, as such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (ii) reduced disclosure obligations regarding executive compensation in our periodic and annual reports, (iii) not being required to comply with certain new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, and (iv) not being required to obtain stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of the reduced disclosure obligations.  Additionally, we qualify as a “Smaller Reporting Company” and also have the advantage of not being required to provide the same level of disclosure as larger companies.  Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed one billion dollars, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common units that are held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.  At this time, we expect to remain both a “Smaller Reporting Company” and “Emerging Growth Company” for the foreseeable future.

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

Dependence on One or a Few Major Customers

We have three major who represented 54% and 49% of our sales volume in 2017 and 2016, respectively. The company has strong relationships with each of these customers and does not believe this concentration poses a significant risk due to those long-term relationships and the uniqueness of the products they purchase from us.

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

Research and Development Costs During the Last Two Fiscal Years

During the year ended December 31, 2017, we expended $46,696 for research and development.  During the year ended December 31, 2016, we expended $70,801 for research and development.  The majority of the research and development on our products is performed by independent contractors who have been enhancing technologies, primarily on the reefer unit and the detectors.  We expect research and development cost to increase in the future with the development work required to commercialize our Cryometrix freezers.

Employees

As of March 28, 2018, subsequent to the balance sheet date, we had 6 full-time and 3 part-time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commissions’ Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

Item 1A. Risk Factors

Not applicable for Registrant.

Item 1B. Unresolved Staff Comments

None. Not applicable.

Item 2. Description of Property

Reflect Scientific conducts all of its business operations from one facility, located in Orem, UT.  This is a combination warehouse, manufacturing and office facility with 6,000 square feet of space; we lease this facility at $3,480 per month to the end of the lease term on November 30, 2020.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities.

Market Information

Since July 6, 2005, our common stock has been listed under the symbol “RSCF” on the OTCBB.  Prior to July 6, 2005, our stock traded under the symbol “COLH” since its initial listing on May 24, 2001.  The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2017, 2016 and 2015. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	2017		2016		2015
	High	Low	High	Low	High	Low

Quarter ended December 31	$ 0.06	$0.04	$0.07	$0.04	$0.11	$0.04
Quarter ended September 30	$ 0.06	$0.04	$0.08	$0.05	$0.15	$0.07
Quarter ended June 30	$ 0.05	$0.04	$0.07	$0.04	$0.20	$0.08
Quarter ended March 31	$ 0.07	$0.04	$0.06	$0.04	$0.17	$0.10

As of March 30, 2018, there were 71,312,086 shares of our common stock outstanding.  On March 29, 2018, the high and low bid price for our common stock was $0.05 and $0.05, respectively.

Holders

The number of record holders of our common stock as of March 28, 2018, was approximately 149; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

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

In October 2017, the board approved the issuance of 4,000,000 shares of restricted common stock to its President/CEO.

In December 2017 the board approved the issuance of 1,911,000 shares of restricted common stock.  Of the shares granted, 281,000 were issued to an Officer and Directors of the Company, 500,000 shares to employees, and 1,130,000 were issued to consultants.  All of the shares approved for issuance by the board were issued in December 2017.

In June 2016 the board approved the issuance of 3,356,750 shares of restricted common stock to its President/CEO.

In December 2016, the board approved the issuance of 1,085,822 shares of restricted common stock.  Of the shares granted, 281,000 were issued to an Officer and Directors of the Company, 225,000 shares to employees and 579,822 were issued to consultants.  All of the 2016 share grants were issued on December 9, 2016.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2017 and 2016, from the sale of registered securities.

Issuance of Equity Securities by Us

In October 2017, the board approved the issuance of 4,000,000 shares of restricted common stock to its President/CEO.

In December 2017 the board approved the issuance of 100,000 shares of restricted common stock to a Director, Tom Tait.

In December 2017 the board approved the issuance of 100,000 shares of restricted common stock to a Director, Bill Moon.

In December 2017 the board approved the issuance of 81,000 shares of restricted common stock to the CFO, Keith Merrell.

In June 2016, the board approved the issuance of 3,356,750 shares of restricted common stock to its President/CEO.

In December 2016 the board approved the issuance of 100,000 shares of restricted common stock to a Director, Tom Tait.

In December 2016 the board approved the issuance of 100,000 shares of restricted common stock to a Director, Bill Moon.

In December 2016 the board approved the issuance of 81,000 shares of restricted common stock to the CFO, Keith Merrell.

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

Critical Accounting Policies and Estimates

Reflect Scientific’s accounting policies are more fully described in Note 2 of the consolidated financial statements.  As discussed in Note 2, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  Reflect Scientific believes that the following addresses Reflect Scientific’s most critical accounting policies.  There have been no significant changes during the year ended December 31, 2017.

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

The Company charged $236 and $0 to bad debt expense for the years ended December 31, 2017 and 2016, respectively. The Company has historically experienced minimal bad debts.  The allowance for doubtful accounts balance of $4,000 at December 31, 2016 was reviewed and it was deemed that no adjustment to the provision was required at December 31, 2017.  Management feels this to be an adequate reserve based on the experience seen over multiple years.

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

Overview

During the year ended December 31, 2017 revenue decreased by 10.3% compared to the year ended December 31, 2016.  The decrease resulted from a $105,148 reduction in the sale of our ultra-cold freezers, combined with decreases in sales of some of our specialty lab products.  While there can be no assurance that freezer sales will increase in future periods, it is encouraging that the marketplace has embraced our disruptive technology, and our installed operating base continues to increase.  Historically, the core business of the company has been the sale of specialty laboratory supplies.  Orders of those supplies slightly declined in 2017 as compared to 2016.  We are working to attract new distributors to build sales of these specialty items to historical levels.

The Company focused its resources during 2017 to the marketing of our ultra-cold freezers.  Increasing sales of the ultra-low temperature freezers and commercialization of the refrigerated trailer will provide opportunity for the Company to expand sales in the higher margin technology markets.

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

 Financial Position

The table below presents a summary of our consolidated balance sheets at December 31, 2017and2016:

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended Dec. 31, 2017	Year ended Dec 31, 2016	Increase (Decrease)
Cash	$ 235,858	$ 263,964	$ (28,106)
Total current assets	516,745	567,455	(50,710)
Total assets	579,845	630,555	(50,710)
Total current liabilities	124,419	59,068	65,351
Accumulated deficit	(20,051,184)	(19,648,995)	(402,189)
Total stockholders’ equity (deficit)	$ 579,845	$ 571,487	$ 8,358

We had $235,858 in cash as of December 31, 2017, a decrease of $28,106 from December 31, 2016.  We had working capital of $392,326 at December 31, 2017, compared to working capital of $508,387 at December 31, 2016.

Contractual Obligations

The Company leases office/warehouse space in Utah.  In addition, it has a lease on a vehicle.  The following summarizes future minimum lease payments under the operating leases at December 31, 2017:

	Minimum Lease Payments
Year Ending December 31,	Building	Automobile	Total
2018	$ 41,864	$ 7,548	$ 49,412
2019	43,121	7,548	50,669
2020	40,612	7,548	48,160
2021	-	3,774	3,774
Total	$ 125,597	$ 26,418	$152,015

Results of Operations

December 31, 2017 and 2016

The following table summarizes revenue, cost of goods sold, and operating expenses for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Increase (Decrease)
Revenue	$ 1,065,777	$ 1,188,610	$ (122,833)
Cost of Goods Sold	405,935	376,064	29,871
Gross Profit	659,842	812,546	(152,704)

Salaries and wages	656,959	618,103	38,856
Rent expense	29,892	34,250	(4,358)
Research and development expense	46,696	70,801	(24,105)
General and administrative expense	328,484	340,994	(12,510)
Total operating expenses	1,062,031	1,064,148	(2,116)

Profit (loss) from operations	(402,189)	(251,602)	(150,587)

Interest expense	-	(314)	314
Other income	-	35,720	(35,720)

Net income (loss)	$ (402,189)	$ (216,196)	$(185,993)

Total revenue in 2017 decreased 10.3% to $1,065,777 from revenue of $1,188,610 in 2016.  Revenue of $139,352 was from ultra-low temperature freezers accounts in 2017, compared with revenue of $244,500 from freezer sales in 2016.  We continue to work to increase sales of these freezer units, as well as working to develop marketing strategies to expand distribution channels of our specialty laboratory products.

Our cost of goods sold increased by $29,871 in the period ending December 31, 2017, as compared to December 31, 2016.  Gross sales margin was 62% in 2017 compared to 68% in 2016.  Our gross margin percent is influenced by the sales mix, with the ultra-low temperature freezers carrying significantly higher margins than the more generic lab supplies. We are working to further increase gross margins through working with current vendors to obtain more favorable costing or identifying and qualifying new vendors who offer more favorable pricing without compromising quality.

The salaries and wages increase of $38,856 in 2017 compared to 2016 is the net result of salary changes, personnel additions, and an increase in stock-based compensation.  Our plan is to continue to use outside contractors where practical to enable us to minimize our number of employees.

General and administrative expenses decreased $12,510 for 2017 as compared to 2016.  Expense levels going forward are expected to approximate the 2017 levels. ‘

Other income decreased to $0 in 2017 compared to $35,720 in 2016.  The other income recognized in 2016 was an insurance settlement for product damaged during shipment.

We had a net loss of $402,189 in 2076, an increase of $185,993 over the $216,196 loss realized in 2016.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at December 31, 2017, were $235,858, with accounts receivable of $122,435 and inventory of $155,352, net of reserves.  Our working capital at December 31, 2017 was $392,326.  This compares to working capital of $508,387 at December 31, 2016.

In 2017, net cash required to fund operating activities was $28,106 as compared to net cash provided by operations of $18,727 in 2016.  We anticipate that in 2018, with the benefit of continued cost reductions and increased revenue, we will continue to generate positive cash from operating activities. We continue working to enhance our on-line ordering system to increase sales, develop the market for our ultra-low temperature freezers, work with current vendors to obtain more favorable pricing, and locate new vendors to provide opportunities to further reduce our cost of goods.

We will continue to focus our efforts on our core business activities while pursuing capital resources and evaluating potential future acquisitions which fit within and enhance our core business.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah, which expires November 30, 2020.  Future minimum lease payments under the operating lease at December 31, 2017 are $125,597 for this facility.  In addition, at December 31, 2017 we have one automobile lease which expires July 7, 2021 with future minimum lease payments of $26,418.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework

(2013). Based on this evaluation, our management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective.

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

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Kim Boyce	President &
	Director	12/2003	*

Tom Tait	Vice President,
	Secretary and Director	01/2005	*

William G. Moon	Director	04/2011	*

Keith L. Merrell	Chief Financial Officer
	& Treasurer	10/2009	*

* These persons presently serve in the capacities indicated.

Business Experience

Kim Boyce - CEO, Director

Mr. Boyce, 64, is the founder of Reflect Scientific and serves as President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Boyce has over thirty years of experience in manufacturing, sales, distribution and management of scientific products related to companies in the chemical analysis, semiconductor fabrication and optics industries. His responsibilities have included serving as a Western Regional Sales Manager, OEM Special Accounts Manager, Plant Operations Manager and various other senior management positions within these industries.

Thomas Tait - Vice President, Secretary, Director

Mr. Tait, 62, serves as Vice President. Mr. Tait brings experience with accelerated product development, “lean” process management tools, strategic market analysis, and acquisition integration.  Mr. Tait joined us from Danaher Company where he was a Business Manager over a $120 million in sales product line. Prior assignments have included General Manager of HyperQuan Inc., Product Manager J&W Scientific and Project Manager Varian Inc. He also co-founded ChiraTech Inc, a high technology Company that was sold to Thermo Electron Corporation. Mr. Tait holds an MBA in Technology Management from the University of Phoenix and a BS in Chemistry from Clarkson University. He also holds patents in Optics and MEMS technologies.

William G. Moon, Director

Mr. Moon, 69, has over 30 years experience in startup and engineering related companies.  His leadership experience includes assisting in the formation of what became the world’s largest disk drive company, Quantum Corporation, with over 10,000 employees.  He was Principal Engineer and Vice President of Engineering for over twenty years, during which time he co-designed numerous standard-setting disk drives.  During that time, he was a co-founder of a wholly owned Quantum subsidiary, Plus Development, and was key in the invention of the Hardcard, the first hard drive on a plug-in card.  He helped create a partnership with Panasonic for the world’s first totally automated disk drive assembly plant in Japan, producing over 100 million disk drives.  Prior to that, Mr. Moon designed memory products at Hewlett Packard Labs in their Disk Memory Division.  Over the past five years Mr. Moon has served as technical advisor to several companies and has sat on several boards.

Keith Merrell - Chief Financial Officer / Treasurer

Mr. Merrell, 72, serves as our Chief Financial Officer, Treasurer and General Manager.  Mr. Merrell draws on over 40 years of accounting experience to manage all of our accounting functions and to interface with our independent public accountants.  He spent two years in the field of public accounting, and served as Chief Financial Officer or Controller of five companies prior to joining us.  His business career also includes extensive experience in management, sales and marketing, consulting, and merger and acquisition work. He graduated from Arizona State University with a B.S. degree in Accounting.

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

Based solely on a review of the copies of such forms furnished to us or written representations from certain persons, we believe that during our calendar year ended December 31, 2017, all filing requirements applicable to our officers, directors and 10% stockholders were met by such persons.

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Com- pensation($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation($) (i)	Total Earnings ($) (j)

Kim Boyce CEO & Director	12/31/17 12/31/16 12/31/15	$102,200 $102,200 $100,000	- - -	225,000 201,405 225,000	- - -	- - -	- - -	- - -	$327,200 $303,605 $325,000

Tom Tait VP & Director	12/31/17 12/31/16 12/31/15	$47,640 $47,640 $50,735	- - -	6,672 6,000 5,560	- - -	- - -	- - -	- - -	$54,312 $53,640 $56,295

Keith Merrell, CFO	12/31/17 12/31/16 12/31/15	$ 9,000 $ 9,000 $14,000	- - -	2,560 4,860 2,133	- - -	- - -	- - -	- - -	$11,560 $13,860 $16,133

Outstanding Equity Awards

At December 31, 2017, there are no outstanding equity awards.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

None	None	None	None	None	None	None	None

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 15, 2018, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Reflect Scientific to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of Reflect Scientific and all executive officers and directors of Reflect Scientific as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

All percentages are calculated based upon a total number of 71,312,086 shares of common stock outstanding as of March 15, 2017, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

		Amount and Nature of	Percentage of Outstanding
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	Common stock

	Principal Shareholders

Common Stock	Kim Boyce 1270 South 1380 West Orem, Utah 84058	40,000,000	56.09%

	Officers and Directors

Common Stock	Kim Boyce	40,000,000	56.09%
Common Stock	Tom Tait	700,000	0.98%
Common Stock	Keith Merrell	339,333	0.48%
Common Stock	William Moon.	700,000	0.98%
	All directors and executive officers of the Company as a group (Five individuals)	41,739,333	58.53%

Changes in Control

There are no current or planned transactions that would or are expected to result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	12,000,000
Equity compensation plans not approved by security holders	-	-	None
Total	-	-	12,000,000

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

In October 2017 the Board of Directors approved the issuance of 4,000,000 shares of restricted common stock to the President/CEO.  In December 2017 the Board of Directors approved the issuance of 281,000 shares of restricted common stock to officers and directors. These shares were for compensation. These shares were recorded at the trading price at the time of approval, for an average of $0.05 per share, resulting in $231,888 recorded in salaries and wages.

In June 2016, the Board of Directors approved the issuance of 3,365,750 shares of restricted common stock, valued at $201,945, to the President/CEO.  In December 2016 the Board of Directors approved the issuance of 281,000 shares of restricted common stock to officers and directors.

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

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2017 and 2016:

Fee Category	2017	2016
Audit Fees	$30,000	$32,250
Audit-related Fees	$0	$0
Tax Fees	$1,850	$1,625
All Other Fees	$0	$0
Total Fees	$31,850	$33,875

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

REFLECT SCIENTIFIC, INC.

Date:	04/02/2018	By:	/s/Kim Boyce
Kim Boyce, Chief Executive Officer and Director

Date:	04/02/2018	By:	/s/Keith Merrell
Keith Merrell, Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	04/02/2018	By:	/s/Kim Boyce
Kim Boyce, CEO and Director

Date:	04/02/2018	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	04/02/2018	By:	/s/William Moon
William Moon, Director

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

C O N T E N T S

Report of Independent Registered Public Accounting Firm

27

Consolidated Balance Sheets

 28 - 29

Consolidated Statements of Operations

 30

Consolidated Statements of Shareholders’ Equity (Deficit)

 31

Consolidated Statements of Cash Flows

 32

Notes to the Consolidated Financial Statements

 33

[Sadler Gibb letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Reflect Scientific, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reflect Scientific, Inc.and subsidiaries (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2015.

Salt Lake City, UT

April 2, 2018

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31, 2017	December 31, 2016

CURRENT ASSETS

Cash	$235,858	$263,964
Accounts receivable, net	122,435	73,424
Inventory, net	155,352	226,967
Prepaid assets	3,100	3,100

Total Current Assets	516,745	567,455

FIXED ASSETS, NET	-	-

OTHER ASSETS

Intangible assets, net	-	-
Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	63,100	63,100

TOTAL ASSETS	$579,845	$630,555

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2017	December 31, 2016

CURRENT LIABILITIES

Accounts payable	$53,507	$58,968
Customer deposits	70,812	-
Income taxes payable	100	100

Total Current Liabilities	124,419	59,068

Total Liabilities	124,419	59,068

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 71,312,086 and 65,401,086 shares issued and outstanding, respectively	713,120	654,010
Additional paid in capital	19,793,490	19,566,472
Accumulated deficit	(20,051,184)	(19,648,995)

Total Shareholders’ Equity	455,426	571,487

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$579,845	$630,555

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2017	2016

REVENUES	$1,065,777	$1,188,610

COST OF GOODS SOLD	405,935	376,064

GROSS PROFIT	659,842	812,546

OPERATING EXPENSES
Salaries and wages	656,959	618,103
Rent expense	29,892	34,250
Research and development expense	46,696	70,801
General and administrative expense	328,484	340,994
Total Operating Expenses	1,062,031	1,064,148

OPERATING LOSS	(402,189)	(251,602)

OTHER INCOME (EXPENSE)
Other income	-	35,720
Interest expense	-	(314)

Total Other Income (Expenses)	-	35,406

NET LOSS BEFORE INCOME TAX EXPENSE	(402,189)	(216,196)

Income tax expense	-	-

NET LOSS	$(402,189)	$(216,196)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	66,326,382	62,964,438

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

                                                                                                     Common Stock

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2015	60,958,514	609,584	19,377,911	(19,432,799)	554,696

Stock-based compensation	3,862,750	38,628	159,570	-	198,198

Common stock issued for consulting services	579,822	5,798	28,991	-	34,789

Net loss for the year ended December 31, 2016				(216,196)	(216,196)

Balance, December 31, 2016	65,401,086	654,010	19,566,472	(19,648,995)	571,487

Stock-based compensation	4,781,000	47,810	184,078	-	231,888

Common stock issued for consulting services	1,130,000	11,300	42,940	-	54,240

Net loss for the year ended December 31, 2017				(402,189)	(402,189)

Balance, December 31, 2017	71,312,086	$ 713,120	$ 19,793,490	$ (20,051,184)	$ 455,426

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(402,189)	$(216,196)
Adjustments to reconcile net loss to net cash
from operating activities:
Amortization	-	5,316
Stock based compensation	231,888	198,198
Common stock issued for consulting services	54,240	34,789
Changes in operating assets and liabilities:
Accounts receivable	(49,011)	62,938
Inventory	71,615	(20,558)
Accounts payable and accrued expenses	(5,461)	(25,379)
Customer deposits	70,812	(57,835)
Net Cash from Operating Activities	(28,106)	(18,727)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash from Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term lines of credit	-	(9,396)
Net Cash from Financing Activities	-	(9,396)

NET CHANGE IN CASH	(28,106)	(28,123)

CASH AT BEGINNING OF PERIOD	263,964	292,087

CASH AT END OF PERIOD	$235,858	$263,964

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$314
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

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

b. Revenue Recognition

Revenue is only recognized on product sales once the product has been shipped to the customer, persuasive evidence of an agreement exists, the price is fixed or determinable, and collectability is reasonably assured. The Company sells its products in both the US and internationally through direct sales and independent distributors.  Special orders require that the customer make a 50% payment before work is done on the product.  The payment received is accounted for as a customer deposit until the terms have been met for revenue recognition, at which time the deposit is applied to the invoice.

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

The Company charged $236 and $0, respectively, to bad debt expense for the years ended December 31, 2017 and 2016. As the Company has historically experienced minimal bad debts, management feels the allowance for doubtful accounts balance of $4,000 at December 31, 2017 to be an adequate reserve based on the experience seen over multiple years.

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

g. Inventory

Inventories are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for the imaging and inspection systems which it builds, and other scientific items. An allowance is recorded when it is determined that the amount owing is at high risk.  The Company recorded $62,038 and $10,152 as additions to the inventory allowance for the years 2017 and 2016, respectively.

h. Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $14,646 and $3,461 of advertising expense during the years ended December 31, 2017, and 2016, respectively.

i. Newly Issued Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815).”  The new standard amends the hedge accounting recognition and presentation requirements in ASC 815.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the timing of adopting the new guidance as well as the impact it may have on its consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740); Intra-Entity Transfers of Assets Other Than Inventory.  This ASU requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date.  The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory.  The tax consequences were previously deferred until the asset is sold to a third part or recovered through use.  This guidance will become effective on January 1, 2018.

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

j. Earnings per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period.  Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period.  Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive.  At December 31, 2017 and 2016, the Company had no common stock equivalents.

k. Shipping and Handling Fees and Costs

The Company records all shipping and handling costs as operating costs.  Freight paid on outgoing shipments in 2017 and 2016 was $28,355 and $37,411, respectively, and is recorded in general and administrative expense.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2017 and 2016, it did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2017 and 2016 relating to unrecognized benefits.

m. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, which include Cryometrix (previously Cryomastor).  All subsidiaries are wholly owned.  All material intercompany accounts and transactions are eliminated in consolidation.

n. Research and development expense

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standard Codification Topic 730 “Research and Development".  Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company had $46,696 and $70,801 in research and product development for the years ended December 31, 2017 and 2016, respectively.

o. Stock-Based Compensation

The Company applies the provisions of FASB ASC Topic 718 “Stock Based Compensation” which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements.  The Company recorded $231,888 and $198,197 in stock compensation expense for the years ended December 31, 2017 and 2016.

p. Intangible Assets

Intangible assets include trademarks, trade secrets, patents, customer lists and goodwill acquired through acquisition of subsidiaries.  The patents have been registered with the United States Patent and Trademarks Office.  The costs of obtaining patents are capitalized as incurred.  Intangibles, except for goodwill, are amortized over their estimated useful lives.  The Company regularly evaluates whether events or circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary. Accordingly, the Company recorded no impairment of long-lived assets during the years ended December 31, 2017 and 2016.

q. Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is tested for impairment, at a reporting unit level, annually and when events and circumstances warrant an evaluation. The Company evaluates goodwill on an annual basis, as of the end of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment. In making this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, business trends and market conditions. Accordingly, the Company recorded no impairment of goodwill for the years ended December 31, 2017 and 2016.

NOTE 3   GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $20,051,184 at December 31, 2017.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has taken a number of actions to reduce expenses. Management is seeking additional funding through the capital markets to facilitate the settlement of the remaining debentures, as well as to provide operating capital for its operations. However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 4 -

FIXED ASSETS

Fixed assets and related depreciation for the period are as follows:

	December 31, 2017	December 31, 2016
Machinery and equipment	$132,002	$132,002
Furniture and fixtures	2,697	2,697
Computer and office equipment	2,390	2,390
Leasehold improvements	10,164	10,164
Accumulated depreciation	(147,253)	(147,253)

Total Fixed Assets	$-	$-

Depreciation expense for the years ended December 31, 2017, and 2016, was $-0- and $-0-, respectively.

NOTE 5 -

INVENTORIES

Inventory consisted of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Finished goods	$241,691	$249,619
Inventory allowance	(86,339)	(22,652)

Total Inventory, net	$155,352	$226,967

NOTE 6 -

COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases its office and warehouse space under a non-cancelable lease agreement accounted for as operating leases.  The Company also leases an automobile under a similar non-cancelable lease agreement, which is also accounted for as an operating lease.

Building Lease - Orem, Utah: The Company leases a manufacturing and office facility with 6,000 square feet of space.  We lease this facility at $3,480 per month on a lease with an expiration date of November 30, 2020.

Rent expense was $29,892and $34,250 for the years ended December 31, 2017, and2016, respectively.

Automobile Lease – The Company currently leases one vehicle with a monthly lease payment of $629 per month.  The automobile lease will expire on July 7, 2021.

Automobile lease expense was $6,263 and $7,490 for the years ended December 31, 2017, and 2016, respectively.

Minimum rental payments under the non-cancelable operating leases are as follows:

Years ending December 31,	Amount
2018	$49,412
2019	50,669
2020	48,159
2021	3,774

$152,014

NOTE 7 – PREFERRED STOCK

In November 2004 the Company amended its Articles of Incorporation so as to authorize 5,000,000 shares of preferred stock. Of this total, 750,000 shares have been designated as “Series A Convertible Preferred Stock”. As of December 31, 2017and 2016, no shares of the preferred stock are issued and outstanding.

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

NOTE 8 -

COMMON STOCK TRANSACTIONS

During the years ended December 31, 2017 and 2016, the following stock transactions occurred:

•

During 2017, the Board of Directors approved the issuance of 4,000,000 shares of restricted common stock, valued at $194,400, to the President/CEO.

During 2017, the Board of Directors approved the issuance of 100,000 shares of restricted common stock, valued at $4,800 to a Director of the Company.

During 2017, the Board of Directors approved the issuance of 100,000 shares of restricted common stock, valued at $4,800 to a Director of the Company.

During 2017, the Board of Directors approved the issuance of 81,000 shares of restricted common stock, valued at $3,888 to the CFO of the Company.

During 2017, the Board of Directors approved the issuance of 500,000 shares of restricted common stock, valued at $24,000, to employees and 1,130,000 shares of restricted common stock, valued at $54,240, to consultants for services rendered.

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

NOTE 9 -

CONCENTRATIONS OF RISK

Cash in Excess of Federally Insured Amount

The Company, at December 31, 2017 and 2016, and at times during those years, had cash balances that exceed the federally insured limits of $250,000 per depositor per banking institution. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with respect to its cash balances.

Sales and Accounts Receivable

The Company has three major customers who represent a significant portion of revenue.  These three customers represented 54% and 49% of total sales revenue for the year ended December 31, 2017 and 2016, respectively.  At December 31, 2017 and 2016, accounts receivable balances from these customers represent 64% and 46% respectively, of the total receivables.  The Company has strong relationships with each of these customers and does not believe this concentration poses a significant risk due to those long-term relationships and uniqueness of the products they purchase from the Company.

NOTE 10 -

LINE OF CREDIT

The Company has a credit line with a commercial bank of $100,000 secured by its inventory and accounts receivable bearing a variable interest rate, which was 5.50% as of the balance sheet date, and automatically renews so long as the Company is in compliance with the loan covenants. As of December 31, 2017, there was no balance due on that line of credit.  The line automatically renews on April 1 of each year and the $100,000 credit amount was available at December 31, 2017.

The Company has an additional credit line with a different commercial bank of $50,000 secured by its inventory and accounts receivable bearing a fixed interest rate, which was 7.75% as of the balance sheet date, and automatically renews so long as the Company is in compliance with the loan covenants. As of December 31, 2017, there was no balance due on that line of credit. The line automatically renews on June 7 of each year.

NOTE 11 – COMMON STOCK OPTIONS

On December 31, 2007, the Company’s Board of Directors approved an equity plan.  The equity plan known as the 2007 Equity Incentive Plan (the “Plan”) reserves up to 6,000,000 shares of the Company’s authorized common stock for issuance to officers, directors, employees and consultants under the terms of the Plan.  On December 31, 2009, the Company’s board of directors amended the Plan to authorize 12,000,000 shares.  The Plan permits the Board of Directors to issue stock options and restricted stock.  At December 31, 2017 there were no options outstanding.  The plan has a current expiration date of December 30, 2019.

NOTE 12 – INTANGIBLE ASSETS

Definite lived intangible assets are stated at cost and amortized using the straight-line method.  The remaining lives over which the intangible assets will be amortized is approximately 2 years, at which time the intangible assets will become fully amortized.

Intangible assets and related amortization and impairment for the period are as follows:

December 31, 2017
	Cost	Accumulated Amortization	Net Book Value
Patents	$ 1,403,045	$ (1,403,045)	$ -
Customer lists	414,532	(414,532)	-

Totals	$ 1,817,577	$ (1,817,577)	$ -

December 31, 2016
	Cost	Accumulated Amortization	Net Book Value
Patents	$ 1,403,045	$ (1,403,045)	$ -
Customer lists	414,532	(414,532)	-

Totals	$ 1,817,577	$ (1,817,577)	$ -

Amortization expense for the years ended December 31, 2017, and 2016, was $0 and $5,316, respectively.

NOTE 13 – ROYALTIES

A royalty agreement was executed with JMST as a condition of the Company’s acquisitions during 2006.  Terms of the royalty agreement are as follows:

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

As sales did not reach or exceed the triggering threshold, no royalty payments were made under the royalty agreement during 2017 and 2016.

NOTE 14 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2017 and 2016 consist of the following:

	2017	2016
Federal:
Current	$-	$-
Deferred	(126,443)	(26,093)
State:
Current	-	-
Deferred	(10,838)	(807)
Valuation allowance	137,281	26,900
	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2017 and 2016:

	2017	2016
Deferred tax assets (liabilities):

NOL Carryover	$2,509,214	$2,364,962
Stock Based Compensation	240,015	158,854
Depreciation and Amortization	(481,815)	(355,962)
Inventory Reserves	18,490	(3,800)
R&D Tax Credits	(23,323)	(39,667)
Debenture Interest Payable	(474,381)	(474,381)
Other Reserves	13,060	13,973
Valuation Allowance	(1,801,260)	(1,663,979)
Net deferred tax asset (liability)	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2017 and 2016 due to the following:

	2017	2016
`
Tax at statutory rate:	$(140,766)	$(75,669)
Effects of:
Meals and Entertainment	(3,485)	(3,506)
Stock-Based Compensation	(81,161)	(69,369)
Depreciation and Amortization	125,853	125,853
Inventory Reserve	(22,290)	(3,553)
R & D Tax Credits	(16,344)	-
Other, net	913	(656)
Change in Valuation Allowance	137,281	26,900
	$-	$-

At December 31, 2017, the Company had net operating loss carryforwards of approximately $7,169,183 that may be offset against future income from the year 2017 through 2037.

No tax benefit has been reported in the December 31, 2017 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 15 – RELATED PARTY TRANSACTIONS

Stock Issuances

In October 2017 the Board of Directors approved the issuance of 4,000,000 shares of restricted common stock to the President/CEO.  In December 2017 the Board of Directors approved the issuance of 281,000 shares of restricted common stock to officers and directors. These shares were for compensation. These shares were recorded at the trading price at the time of approval, for an average of $0.05 per share, resulting in $231,888 recorded as stock-based compensation expense.

In June 2016, the Board of Directors approved the issuance of 3,365,750 shares of restricted common stock, valued at $201,945, to the President/CEO.  In December 2016 the Board of Directors approved the issuance of 281,000 shares of restricted common stock to officers and directors.

NOTE 16 – SUBSEQUENT EVENTS

None.