Form 10-Q
period 2018-03-31
REFLECT SCIENTIFIC INC
filed 2018-05-15
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Class

Outstanding as of May 14, 2018

71,312,086 shares of $0.01 par value common stock on May 14, 2018

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2018

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2018 (Unaudited)	December 31, 2017

CURRENT ASSETS

Cash	$242,676	$235,858
Accounts receivable, net	151,922	122,435
Inventory, net	149,217	155,352
Prepaid assets	3,100	3,100

Total Current Assets	546,915	516,745

FIXED ASSETS, NET	-	-

OTHER ASSETS

Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	63,100	63,100

TOTAL ASSETS	$610,015	$579,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2018 (Unaudited)	December 31, 2017

CURRENT LIABILITIES

Accounts payable and accrued expense	$54,808	$53,507
Customer deposits	960	70,812
Income taxes payable	100	100

Total Current Liabilities	55,868	124,419

Total Liabilities	55,868	124,419
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 71,312,086 and 71,312,086 issued and outstanding, respectively	713,120	713,120
Additional paid in capital	19,793,490	19,793,490
Accumulated deficit	(19,952,463)	(20,051,184)

Total Stockholders’ Equity	554,147	455,426

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$610,015	$579,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
REVENUES	$425,681	$255,915

COST OF GOODS SOLD	109,310	90,028

GROSS PROFIT	316,371	165,887

OPERATING EXPENSES
Salaries and wages	112,761	105,280
Rent expense	8,983	8,578
Research and development expense	14,905	11,630
General and administrative expense	81,001	42,787
Total Operating Expenses	217,650	168,275

OPERATING INCOME (LOSS)	98,721	(2,388)

OTHER EXPENSE

Total Other Expenses	-	-

NET INCOME (LOSS) BEFORE TAXES	98,721	(2,388)

Provision for income taxes	-	-

NET INCOME (LOSS)	$98,721	$(2,388)

NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$0.00	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	71,312,086	65,401,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Three Months Ended

March 31,

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$98,721	$(2,388)
Adjustments to reconcile net income to net cash
used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(29,487)	12,096
Inventory	6,135	(5,491)
Accounts payable and accrued expenses	1,301	(34,722)
Customer deposits	(69,852)	130
Net Cash (used in) provided by Operating Activities	6,818	(30,375)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash used in investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash used in Financing Activities	-	-

NET CHANGE IN CASH	6,818	(30,375)
CASH AT BEGINNING OF PERIOD	235,858	263,964
CASH AT END OF PERIOD	$242,676	$235,589

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2017 financial statements.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

REVENUE RECOGNITION:  The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers.  The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to exchange for those goods or services. The Company only applies the five step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer.  The following five steps are applied to achieve that core principle:

Step 1.  Identify the contract with the customer

Step 2.  Identify the performance obligations in the contract

Step 3.  Determine the transaction price

Step 4.  Allocate the transaction price to the performance obligations in the contract

Step 5.  Recognize revenue when the Company satisfied a performance obligation

ACCOUNTS RECEIVABLE:  Accounts receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2018 and December 31, 2017, the Company had accounts receivable, net of the allowance, of $151,922 and $122,435, respectively.  At March 31, 2018 and December 31, 2017 the allowance for doubtful accounts was $4,000 and $4,000, respectively.

INVENTORY:

Inventories are presented net of an allowance for obsolescence and are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for detectors and ultra-low temperature freezers which it builds and other scientific items.  At March 31, 2018, inventory was made up of $235,558 of finished goods, less an allowance for obsolescence of $86,339.  At December 31, 2017, inventory was comprised of $241,691 of finished goods, less an allowance for obsolescence of $86,339. There were no raw materials or work in progress for either period presented.

INTANGIBLE ASSETS:  Costs to obtain or develop patents are capitalized and amortized over the life of the patents. Patents are amortized from the date the Company acquires or is awarded the patent over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. We perform an impairment analysis on an annual basis.  The Company’s analysis did not indicate any impairment of intangible assets as of the impairment analysis conducted December 31, 2017.

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

EARNINGS PER SHARE: The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period.  Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period.  Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive.  At March 31, 2018 and 2017, the Company had no common stock equivalents.

RECENT ACCOUNTING PRONOUNCEMENTS:  Public law No. 115-97, known as the Tax Cuts and Jobs Act “the “Tax Act”). Enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act.  SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting.  Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.  As the Company has net operating loss carryforwards which will offset tax liability for the coming year or years, no adjustments for the effect of the income tax rate change is reflected in our financial statements.

In January 2018 the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The Company is using the ASU 606 five step model, outlined in Note 2 to the financial statements. We have completed our assessment of the impact under the new revenue standard on our condensed financial statements.  Based on our assessment, we have concluded that our financial statements will not be materially impacted upon adoption.

In February 2018, the Financial Standards Accounting Board (“FASB”) issued Accounting Statement Update No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This ASU allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for certain income tax effects stranded in AOCI as a result of the Tax Act.  The reclassification eliminates the stranded tax effects resulting from the Tax Act and is intended to improve the usefulness of information reported to financial statement users.  ASU No. 2018-02 is effective for reporting periods beginning on January 1, 2019; early adoption is permitted. The Company does not currently have amounts to be reclassified under this and therefore believes it will not have an impact on its financial statements and statements of operations.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 3 - GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $19,952,463 at March 31, 2018.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2018, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Plan of Operation and Business Growth

Our revenues during the three month reporting periods increased 66% during 2018 compared to 2017 revenues.

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

Results of Operations

Three Months Ended March 31, 2018 and 2017

	For the three months ended March 31,
	2018	2017	Change
Revenues	$425,681	$255,915	$169,766
Cost of goods sold	109,310	90,028	19,282
Gross profit	316,371	165,887	150,484
Operating expenses	217,650	168,275	49,375
Other expense	-	-	-
Net profit (loss)	$98,721	$(2,388)	$101,109

Revenues increased during the quarter ended March 31, 2018, to $425,681 from $255,915 for the quarter ended March 31, 2017, an increase of $169,766.  The increase results primarily from the sale of ultra-low temperature freezers which generated revenue of $131,650 in 2018 compared to revenue of $27,340 in 2017. We are continuing work to increase our market penetration in the ultra-low temperature freezer market.

Cost of goods increased in the quarter ending March 31, 2018, as compared to March 31, 2017, to $109,310 from $90,028, an increase of $19,282. The small cost of goods increase, in comparison to the increase in revenue, is attributable to the sale of ultra-low temperature freezers, which carry higher margins than the specialty laboratory products.  We realized a gross profit percentage of 74% for the three months ended March 31, 2018, compared to 65% for the three months ended March 31, 2017.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses increased to $217,650 in the three months ended March 31, 2018, an increase of $49,375 over the expenses of $168,275 incurred in the three month period ended March 31, 2017.  The increase results primarily from increases in salaries, research and development, health insurance, professional fees and commissions, offset by small increases in a number of other expense categories. While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

The net profit for the three month period ended March 31, 2018 was $98,721, an increase of $101,109 from the $2,388 loss for the three month period ended March 31, 2017.  Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net profit of $98,721 for the three month period ended March 31, 2018 represents a profit of $0.00 per share.  This compares to the net loss of $2,388, or $(0.00) per share, for the three months ended March 31, 2017.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at March 31, 2018, were $242,676, with accounts receivable of $151,922, net of allowance, and inventory of $149,217, net of allowance. Our working capital on March 31, 2018, was $491,047.  Working capital on December 31, 2017 was $392,326.

For the three month period ended March 31, 2018, net cash provided by operating activities was $6,818 which compares to $30,375 net cash used by operating activities for the three month period ended March 31, 2017.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  The office lease has been extended through November 30, 2020.  Future minimum lease payments under the operating lease at March 31, 2018, are $115,157 for that facility.  In addition, on July 7, 2017, the Company entered into an automobile lease with a term of four years. Future minimum lease payments under this lease are $24,531 at March 31, 2018.  The lease has an expiration date of July 7, 2021.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not required.

Item 4.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, unde339r the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are not effective at that reasonable assurance level as of the end of the period covered by this report based upon our current level of transactions and staff.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote

(b)

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act.  Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the three month period ended March 31, 2018 that have materially affected, or are like to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None; not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2018, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Reflect Scientific, Inc.

(Registrant)

Date:

May 15, 2018

By:  /s/ Kim Boyce

                                                                    Kim Boyce, CEO, President and Director

Date:

May 15, 2018

By:  /s/ Tom Tait

                                                                   Tom Tait, Vice President and Director

Date:

May 15, 2018

By:  /s/ Keith Merrell

                                                                   Keith Merrell, CFO, Principal Financial Officer