Form 10-Q
period 2018-06-30
REFLECT SCIENTIFIC INC
filed 2018-08-14
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Class

Outstanding as of August 14, 2018

76,512,086 shares of $0.01 par value common stock on August 14, 2018

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2018

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2018 (Unaudited)	December 31, 2017

CURRENT ASSETS

Cash	$154,431	$235,858
Accounts receivable, net	162,727	122,435
Inventory, net	165,304	155,352
Prepaid assets	33,206	3,100

Total Current Assets	515,668	516,745

FIXED ASSETS, NET	-	-

OTHER ASSETS

Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	63,100	63,100

TOTAL ASSETS	$578,768	$579,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2018 (Unaudited)	December 31, 2017

CURRENT LIABILITIES

Accounts payable and accrued expense	$19,707	$53,507
Short-term lines of credit	10,750	-
Customer deposits	3,810	70,812
Income taxes payable	100	100

Total Current Liabilities	34,367	124,419

Total Liabilities	34,367	124,419

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 76,512,086 and 71,312,086 issued and outstanding, respectively	765,120	713,120
Additional paid in capital	19,949,491	19,793,490
Accumulated deficit	(20,170,210)	(20,051,184)

Total Stockholders’ Equity	544,401	455,426

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$578,768	$579,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES	$334,659	$298,287	$760,340	$554,202

COST OF GOODS SOLD	120,527	119,080	229,837	209,108

GROSS PROFIT	214,132	179,207	530,503	345,094

OPERATING EXPENSES
Salaries and wages	159,773	105,785	272,534	211,065
Rent expense	12,468	8,519	21,451	17,097
Research and development expense	-	6,337	14,905	17,967
General and administrative expense	258,638	45,467	340,639	88,255
Total Operating Expenses	431,879	166,108	649,529	334,384

OPERATING PROFIT (LOSS)	(217,747)	13,099	(119,026)	10,710

OTHER INCOME (EXPENSE)
Total Other Income (Expenses)	-	-	-	-

NET INCOME (LOSS)BEFORE TAXES	(217,747)	13,099	(119,026)	10,710

Income tax benefit (expense)	-	-	-	-

NET INCOME (LOSS)	$(217,747)	$13,099	$(119,026)	$10,710

NET INCOME (LOSS) PER SHARE - BASIC	$(0.00)	$0.00	$(0.00)	$0.00

NET INCOME (LOSS) PER SHARE - DILUTED	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	73,997,800	65,401,086	72,662,362	65,401,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(119,026)	$10,710
Adjustments to reconcile net income to net cash
used in operating activities:
Common stock issued for services	148,645	-
Stock-based compensation	40,000	-
Changes in operating assets and liabilities:
Accounts receivable	(40,292)	(82,621)
Inventory	(9,952)	10,311
Prepaid expenses	(10,750)	-
Accounts payable and accrued expenses	(33,800)	(27,470)
Customer deposits	(67,002)	623
Net Cash (used in) provided by Operating Activities	(92,177)	(88,447)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash used in investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net funds received from line of credit	10,750	-
Net Cash used in Financing Activities	10,750	-

NET CHANGE IN CASH	(81,427)	(88,447)
CASH AT BEGINNING OF PERIOD	235,858	263,964
CASH AT END OF PERIOD	$154,431	$175,517

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid expenses	$19,356	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2017 financial statements.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Step 2.  Identify the performance obligations in the contract

Step 3.  Determine the transaction price

Step 4.  Allocate the transaction price to the performance obligations in the contract

Step 5.  Recognize revenue when the Company satisfied a performance obligation

ACCOUNTS RECEIVABLE:  Accounts receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2018 and December 31, 2017, the Company had accounts receivable, net of the allowance, of $162,727 and $122,435, respectively.  At June 30, 2018 and December 31, 2017 the allowance for doubtful accounts was $4,000 and $4,000, respectively.

INVENTORY:

Inventories are presented net of an allowance for obsolescence and are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for detectors and ultra-low temperature freezers which it builds and other scientific items.  At June 30, 2018, inventory was made up of $165,304 of finished goods, net an allowance for obsolescence of $86,339.  At December 31, 2017, inventory was comprised of $155,352 of finished goods, net an allowance for obsolescence of $86,339. There were no raw materials or work in progress for either period presented.

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

EARNINGS PER SHARE: The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period.  Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period.  Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive.  At June 30, 2018 and 2017, the Company had no common stock equivalents.

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

NOTE 3 – GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $20,170,210 at June 30, 2018.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has taken a number of actions to reduce expenses. Management is seeking additional funding through the capital markets to facilitate the settlement of the remaining debentures, as well as to provide operating capital for its operations.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 4 – STOCK ISSUANCES

On May 14, 2018 the Board of Directors authorized the issuance of 5,200,000 shares of restricted common stock.  Of the stock issued, 4,200,000 shares were issued to consultants for services 1,000,000 shares were issued to an employee.  The closing price of the stock on the date of grant was $0.04 per share, resulting in a $148,645 charge to consulting expense for consulting services previously performed and a $40,000 charge to stock-based compensation.  The remaining $19,356 is recorded as a prepaid expense and will be amortized over the remainder of 2018 for consulting services to be performed during that period.

NOTE 5 – LINE OF CREDIT

The Company has a credit line with a commercial bank of $100,000 secured by its inventory and accounts receivable bearing a variable interest rate, which is 7.75% as of the balance sheet date, and automatically renews on April 1 of each year.  At June 30, 2018, the Company has a balance due of $10,750 on this line of credit.

NOTE 6 – SUBSEQUENT EVENTS

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month period ended June 30, 2018, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Plan of Operation and Business Growth

Our revenues during the three month reporting periods increased 12% during 2018 compared to 2017 revenues. Revenues during the six month reporting periods increased 37% during 2018 compared to 2017.

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

An analysis of operating results for the three and six months ended June 30, 2018 follows.

Results of Operations

Three Months Ended June 30, 2018 and 2017

	For the three months ended June 30,
	2018	2017	Change
Revenues	$334,659	$298,287	$36,372
Cost of goods sold	120,527	119,080	1,447
Gross profit	214,132	179,207	34,925
Operating expenses	431,879	166,108	265,771
Other expense	-	-	-
Net profit (loss)	$(217,747)	$13,099	$(230,846)

Revenues increased during the quarter ended June 30, 2018, to $334,659 from $298,287 for the quarter ended June 30, 2017, an increase of $36,372.  The increase results primarily from the sale of ultra-low temperature freezers which generated revenue of $90,538 in 2018 compared to revenue of $36,512 in 2017. We are continuing work to increase our market penetration in the ultra-low temperature freezer market.

Cost of goods increased in the quarter ending June 30, 2018, as compared to June 30, 2017, to $120,527 from $119,080, an increase of $1,447. The cost of goods increase, in comparison to the increase in revenue, is attributable to the sale of ultra-low temperature freezers, which carry higher margins than the specialty laboratory products.  We realized a gross profit percentage of 64% for the three months ended June 30, 2018, compared to 60% for the three months ended June 30, 2017.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter. We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses increased to $431,879 for the three months ended June 30, 2018, an increase of $265,771 over the expenses of $166,108 incurred in the three month period ended June 30, 2017.  The increase results primarily from increases in salaries, consulting, stock based compensation, health insurance, and professional fees, offset by small increases in a number of other expense categories. The 5,200,000 shares of restricted common stock granted for services resulted in a $188,645 charge to the period. While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

The net loss for the three month period ended June 30, 2018 was $217,747, compared to a net profit of $13,099 for the three month period ended June 30, 2017.  Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net loss of $217,747 for the three month period ended June 30, 2018 represents a loss of $(0.00) per share.  This compares to the net profit of $13,099, or $0.00 per share, for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 and 2017

	For the six months ended June 30,
	2018	2017	Change
Revenues	$760,340	$554,202	$206,138
Cost of goods sold	229,837	209,108	20,729
Gross profit	530,503	345,094	185,409
Operating expenses	649,529	334,384	315,145
Other expense	-	-	-
Net profit (loss)	$(119,026)	$10,710	$(129,736)

Revenues increased during the six month period ended June 30, 2018, to $760,340 from $554,202 for the six month period ended June 30, 2017, an increase of $206,138.  The increase results primarily from the sale of ultra-low temperature freezers which generated revenue of $222,188 in 2018 compared to $63,853 in 2017. We are continuing work to increase our market penetration in the ultra-low temperature freezer market.

With the increase experienced in sales, cost of goods increased in the six month period ending June 30, 2018, as compared to June 30, 2017, to $229,837 from $209,108, an increase of $20,729. We realized a gross profit percentage of 70% for the six months ended June 30, 2018, compared to 62% for the six months ended June 30, 2017.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter. The ultra-low temperature freezers provide higher gross margins than do our laboratory supplies.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses increased to $649,529 in the six months ended June 30, 2018, an increase of $315,145 over the expenses of $334,384 incurred in the six month period ended June 30, 2017.  The increase was primarily the result of a $188,645 non-cash charge for shares of restricted common stock issued for services, as well as increased salary and benefit expenses and increased consulting fee expenses. While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

The net loss for the six month period ended June 30, 2018 was $119,026, which compares to a $10,710 profit for the six month period ended June 30, 2017.  Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net loss of $119,026 for the six month period ended June 30, 2018 represents a loss of $0.00 per share.  This compares to the net profit of $10,710, or $0.00 per share for the six months ended June 30, 2017.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at June 30, 2018, were $154,431, with accounts receivable of $162,727, net of allowance, and inventory of $165,304, net of allowance. Our working capital on June 30, 2018, was $481,301.  Working capital on December 31, 2017 was $392,326.

For the six month period ended June 30, 2018, net cash used by operating activities was $92,177 which compares to $88,447 net cash used by operating activities for the six month period ended June 30, 2017.

We have a $100,000 line of credit with a commercial bank, which carries a variable rate of interest, which rate is 7.75% at June 30, 2018.  In June 2018 we drew $10,750 against this line of credit.  The minimum payment on the line is $176 per month.  The line may be paid off at any time without penalty.  At June 30, 2018, the balance due was $10,750.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  The office lease has been extended through November 30, 2020.  Future minimum lease payments under the operating lease at June 30, 2018, are $104,717 for that facility.  In addition, on July 7, 2017, the Company entered into an automobile lease with a term of four years. Future minimum lease payments under this lease are $22,644 at June 30, 2018.  The lease has an expiration date of July 7, 2021.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act.  Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the six month period ended June 30, 2018 that have materially affected, or are like to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None; not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2018, we have not purchased any equity securities nor have any officers or directors of the Company.

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

August 14, 2018

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

August 14, 2018

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

August 14, 2018

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial

Officer