Form 10-Q
period 2018-09-30
REFLECT SCIENTIFIC INC
filed 2018-11-14
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Class

Outstanding as of November 14, 2018

76,512,086 shares of $0.01 par value common stock on November 14, 2018

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2018

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the 10-K for the period ended December 31, 2017, the accompanying notes, and with the historical financial information of the Company.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2018 (Unaudited)	December 31, 2017

CURRENT ASSETS

Cash	$178,664	$235,858
Accounts receivable, net	189,989	122,435
Inventory, net	142,810	155,352
Prepaid assets	23,938	3,100

Total Current Assets	535,401	516,745

FIXED ASSETS, NET	-	-

OTHER ASSETS

Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	63,100	63,100

TOTAL ASSETS	$598,501	$579,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2018 (Unaudited)	December 31, 2017

CURRENT LIABILITIES

Accounts payable and accrued expense	$74,367	$53,507
Short-term lines of credit	10,177	-
Customer deposits	12,029	70,812
Income taxes payable	100	100

Total Current Liabilities	96,673	124,419

Total Liabilities	96,673	124,419

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 76,512,086 and 71,312,086 issued and outstanding, respectively	765,120	713,120
Additional paid in capital	19,949,491	19,793,490
Accumulated deficit	(20,212,783)	(20,051,184)

Total Stockholders’ Equity	501,828	455,426

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$598,501	$579,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES	$359,151	$325,870	$1,119,491	$880,072

COST OF GOODS SOLD	151,178	84,636	381,015	266,328

GROSS PROFIT	207,973	241,234	738,476	613,744

OPERATING EXPENSES
Salaries and wages	128,339	105,589	400,873	316,654
Rent expense	6,379	8,070	27,830	25,167
Research and development expense	34,542	12,710	49,447	30,677
General and administrative expense	80,830	55,808	421,469	171,480
Total Operating Expenses	250,090	182,177	899,619	543,978

OPERATING PROFIT (LOSS)	(42,117)	59,057	(161,143)	69,766

OTHER INCOME (EXPENSE)
Interest Expense	(456)	-	(456)	-
Total Other Income (Expenses)	(456)	-	(456)	-

NET INCOME (LOSS)BEFORE TAXES	(42,573)	59,057	(161,599)	69,766

Income tax benefit (expense)	-	-	-	-

NET INCOME (LOSS)	$(42,573)	$59,057	$(161,599)	$69,766

NET INCOME (LOSS) PER SHARE - BASIC	$(0.00)	$0.00	$(0.00)	$0.00

NET INCOME (LOSS) PER SHARE - DILUTED	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	76,512,086	65,401,086	73,959,705	65,401,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(161,599)	$69,766
Adjustments to reconcile net income to net cash
used in operating activities:
Common Stock issued for services	158,322	-
Stock-based compensation	40,000	-
Changes in operating assets and liabilities:
Accounts receivable	(67,554)	(132,575)
Inventory	12,542	(4,639)
Prepaid expenses	(11,159)	-
Accounts payable and accrued expenses	20,860	(21,443)
Customer deposits	(58,783)	284
Net Cash (used in) provided by Operating Activities	(67,371)	(88,607)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash used in investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net funds received from line of credit	10,177	-
Net Cash used in Financing Activities	10,177	-

NET CHANGE IN CASH	(57,194)	(88,607)
CASH AT BEGINNING OF PERIOD	235,858	263,964
CASH AT END OF PERIOD	$178,664	$175,357

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$203	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2017 financial statements.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

SIGNIFICANT ACCOUNTING POLICIES:

ACCOUNTING METHOD:  The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

REVENUE RECOGNITION:  In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company’s sources of revenue are  from the sales of various specialty lab supplies and equipment and ultra-low temperature freezers.  The Company recognizes the sales upon shipment of such goods. The Company offers a 100% satisfaction guarantee against defects for 30 days after the sale of their product except for a few circumstances.  The Company extends this return policy to its customers for a 30-day period.  Returns are less than 1% of sales for all periods presented in these financial statements. Revenues are reported net of returns.  All conditions of ASC 606 are met and the revenue is recorded upon sale, with an estimated allowance for returns where material.

ESTIMATES:   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements the the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

The Company charged $0 to bad debt expense for the nine months ended September 30, 2018 and 2017. As the Company has historically experienced minimal bad debts, management fees the allowance for doubtful accounts of $4,000 at September 30, 2018 to be an adequate reserve based on the experience seen over multiple years.

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

INVENTORY:   Inventories are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for the imaging and inspection systems which it builds, parts for the ultra-low temperature freezers which it builds, and other scientific items.  At September 30, 2018, inventory was made up of $142,810 of finished goods, net an allowance for obsolescense of $86,339.  At December 31, 2017, inventory was comprised $155,352 of finished goods, net an allowance for obsolescense of $86,339.  There were no raw materials or work in progress for either period presented.

ADVERTISING EXPENSE:   The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $8,033 and $7,100 of advertising expense for the nine months ended September 30, 2018 and 2017, respectively.

RESEARCH AND DEVELOPMENT EXPENSE - The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standard Codification Topic 730 “Research and Development".  Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  Research and development expenditures for the nine months ended September 30, 2018 and 2017 were $49,447 and $30,677.

EARNINGS PER SHARE: The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period.  Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period.  Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive.  At September 30, 2018 and 2017, the Company had no common stock equivalents.

RECLASSIFICATION OF OPERATING EXPENSES:  The Company has made a reclassification of the 2017 operating expenses that affects cost of goods sold and general and administrative expense.  In the previously published 2017 financial statement presentations freight charges paid for the shipment of products were included in general and administrative expenses.  In these accompanying unaudited financial statements those freight charges have been reclassified to cost of goods sold to conform to the 2018 presentation.

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

In January 2018 the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The Company is using the ASU 606 five step model, as outlined above. We have completed our assessment of the impact under the new revenue standard on our condensed financial statements.  Based on our assessment, we have concluded that our financial statements will not be materially impacted.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity of financial reporting for non-employee share-based payments. Currently, the accounting requirements for non-employee and employee share-based payments are significantly different. ASU 2018-07 expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-

employees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity — Equity-Based Payments to Nonemployees”. The amendments to ASU 2018 - 07 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09, (Topic 606), “Revenue from Contracts with Customers”. The Company is currently evaluating ASU 2018-07 and its impact on its condensed consolidated financial statements or disclosures.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is in the process of evaluating the impact of the final rule on its consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 3 – GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $20,212,783 at September 30, 2018.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has taken a number of actions to reduce expenses. Management is seeking additional funding through the capital markets to facilitate the settlement of the remaining debentures, as well as to provide operating capital for its operations.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 4 – COMMON STOCK ISSUANCES

On May 14, 2018 the Board of Directors authorized the issuance of 5,200,000 shares of restricted common stock.  Of the stock issued, 4,200,000 shares were issued to consultants for services and 1,000,000 shares were issued to an employee.  The closing price of the stock on the date of grant was $0.04 per share, resulting in a $158,322 charge to consulting expense for consulting services previously performed and a $40,000 charge to stock-based compensation.  The remaining $9,678 is recorded as a prepaid expense and will be amortized over the remainder of 2018 for consulting services to be performed during that period.

NOTE 5 – LINE OF CREDIT

The Company has a credit line with a commercial bank of $100,000 secured by its inventory and accounts receivable bearing a variable interest rate, which is 7.75% as of the balance sheet date, and automatically renews on April 1 of each year.  At September 30, 2018, the Company has a balance due of $10,177 on this line of credit.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases its office and manufacturing space under a non-cancelable lease agreement accounted for as an operating lease.  The Company also leases an automobile under a similar non-cancelable lease agreement, which is also accounted for as an operating lease.

Building Lease – Orem, UT:  The Company leases an office and manufacturing facility with 6,000 square feet of space.  The lease for this facility is $3,480 per month through November 30, 2018 and then increases to $3,584 per month December 1, 2018 and $3,692 per month December 31, 2019 through the term of the lease, which ends November 30, 2020.

Rent expense is $27,830 for the nine months ended September 30, 2018 compared to $25,167 for the nine months ended September 30, 2017.

Automobile Lease – In August 2017, the Company entered into an automobile lease with a lease payment of $629 per month.  The automobile lease will expire on July 7, 2021.

Automobile lease expense was $5,661 and $4,376 for the nine months ended September 30, 2018 and 2017, respectively.

Minimum lease obligations under the non-cancelable operating leases are as follows:

Lease	2018	2019	2020	2021	Total
Building	$10,544	$43,122	$40,612	$ -	$94,277
Automobile	1,887	7,548	7,548	3,774	20,757
Total	$12,431	$50,669	$48,160	$3,774	$115,034

Royalties

A royalty agreement was executed with JMST as a condition of the Company’s acquisitions during 2006.  Terms of the royalty agreement are as follows:

David Carver will receive a royalty payment on gross revenues related to revenues derived from the Carver Patents or Carver Technology.  Such payments are due on revenue in excess of $500,000 derived from products under the Carver Patents or Carver Technology.  The royalty payment is 2.5% on the revenue in excess of $500,000 and is payable quarterly.  Payments are to be made in Reflect Scientific’s common stock, not to exceed 500,000 shares in total.  New products developed from the Carver Technology are subject to a royalty of 3% of gross revenues in excess of $100,000, with an additional 2% royalty if gross revenues exceed $600,000.  Royalties will be paid in the common stock of Reflect Scientific annually.  Common stock will be valued at $3.00 per share for these purposes.  Royalty payments are due for years where there are valid Carver Patents.  The agreement will remain in effect as long as the Company is selling products utilizing the Carver Patent technology.

As sales did not reach or exceed the triggering threshold, no royalty payments were made under the royalty agreement for the nine months ended September 2018 and 2017.

NOTE 7 – SUBSEQUENT EVENTS

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended September 30, 2018, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Plan of Operation and Business Growth

Our revenues during the three month reporting periods increased to $359,151 during 2018 compared to 2017 revenues of $325,870, an increase of $33,281, or 10%. Revenues during the nine month reporting periods increased to $1,119,491 during 2018 compared to $880,072 in 2017, an increase of $239,419, or 27%.

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

An analysis of operating results for the three and nine months ended September 30, 2018 follows.

Results of Operations

Three Months Ended September 30, 2018 and 2017

	For the three months ended September 30,
	2018	2017	Change
Revenues	$359,151	$325,870	$33,281
Cost of goods sold	151,178	84,636	66,542
Gross profit	207,973	241,234	(33,261)
Operating expenses	250,090	182,177	67,913
Other expense	456	-	456
Net profit (loss)	$(42,573)	$59,057	$(101,630)

Revenues increased during the quarter ended September 30, 2018, to $359,151 from $325,870 for the quarter ended September 30, 2017, an increase of $33,281.  The primary driver for the sales increase was our purification products, which had sales of  $112,722 in 2018 compared to $79,751 in 2017, an increase of $33,021. We are continuing work to increase our market penetration in the specialty lab supplies marketplace while growing our ultra-low temperature freezer product line.

Cost of goods increased in the quarter ending September 30, 2018, as compared to September 30, 2017, to $151,178 from $84,636, an increase of $66,542. The cost of goods increase results from a higher percentage of our sales coming from our specialty laboratory products, which carry lower margins that our  ultra-low temperature freezers.  We realized a gross profit percentage of 58% for the three months ended September 30, 2018, compared to 74% for the three months ended September 30, 2017.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter. We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses increased to $250,090 for the three months ended September 30, 2018, an increase of $67,913 over the expenses of $182,177 incurred in the three month period ended September 30, 2017.  The increase results primarily from increases in salaries, consulting, stock based compensation, health insurance, and professional fees, offset by small increases in a number of other expense categories. While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

The net loss for the three month period ended September 30, 2018 was $42,573, compared to a net profit of $59,057 for the three month period ended September 30, 2017.  Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net loss of $42,573 for the three month period ended September 30, 2018 represents a loss of $(0.00) per share.  This compares to the net profit of $59,057, or $0.00 per share, for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 and 2017

	For the nine months ended September 30,
	2018	2017	Change
Revenues	$1,119,491	$880,072	$239,419
Cost of goods sold	381,015	266,328	114,687
Gross profit	738,476	613,744	124,732
Operating expenses	899,619	543,978	355,641
Other expense	456	-	456
Net profit (loss)	$(161,599)	$69,766	$(231,365)

Revenues increased during the nine month period ended September 30, 2018, to $1,119,941 from $880,072 for the nine month period ended September 30, 2017, an increase of $239,419.  The increase results primarily from the sale of ultra-low temperature freezers which generated revenue of $312,795 in 2018 compared to $170,253 in 2017, an increase of $142,542. We are continuing work to increase our market penetration in the ultra-low temperature freezer market.

With the increase experienced in sales, cost of goods increased in the nine month period ending September 30, 2018, as compared to September 30, 2017, to $381,015 from $266,328, an increase of $114,687. We realized a gross profit percentage of 66% for the nine months ended September 30, 2018, compared to 70% for the nine months ended September 30, 2017.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter. The ultra-low temperature freezers provide higher gross margins than do our laboratory supplies.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses increased to $899,619 in the nine months ended September 30, 2018, an increase of $355,641 over the expenses of $543,978 incurred in the nine month period ended September 30, 2017.  The increase was primarily the result of a $188,645 non-cash charge for shares of restricted common stock issued for services and a $40,000 non-cash charge for stock-based compensation, as well as increased salary and benefit expenses and increased consulting fee and commission expenses. While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

The net loss for the nine month period ended September 30, 2018 was $161,599, which compares to a $69,766 profit for the nine month period ended September 30, 2017.  Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net loss of $161,599 for the nine month period ended September 30, 2018 represents a loss of $0.00 per share.  This compares to the net profit of $69,766, or $0.00 per share for the nine months ended September 30, 2017.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at September 30, 2018, were $178,664, with accounts receivable of $189,989, net of allowance, and inventory of $142,810, net of allowance. Our working capital on September 30, 2018, was $438,728. Working capital on December 31, 2017 was $392,326.

For the nine month period ended September 30, 2018, net cash used by operating activities was $67,371 which compares to $88,607 net cash used by operating activities for the nine month period ended September 30, 2017.

We have a $100,000 line of credit with a commercial bank, which carries a variable rate of interest, which rate is 7.75% at September 30, 2018.  In June 2018 we drew $10,750 against this line of credit.  The minimum payment on the line is $176 per month.  The line may be paid off at any time without penalty.  At September 30, 2018, the balance due was $10,177.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah.  The office lease has been extended through November 30, 2020.  Future minimum lease payments under the operating lease at September 30, 2018, are $94,277 for that facility.  In addition, on July 7, 2017, the Company entered into an automobile lease with a term of four years. Future minimum lease payments under this lease are $20,757 at September 30, 2018.  The lease has an expiration date of July 7, 2021.

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

(b)

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act.  Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the nine month period ended September 30, 2018 that have materially affected, or are likely to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None; not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2018, we have not purchased any equity securities nor have any officers or directors of the Company.

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

November 14, 2018

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

November 14, 2018

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

November 14, 2018

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial

Officer