Form 10-K
period 2018-12-31
REFLECT SCIENTIFIC INC
filed 2019-04-03
CIK 1103090

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)
Smaller reporting company [X]	Emerging Growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

State Issuer’s revenues for its most recent fiscal year:  December 31, 2018 - $1,551,985.

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

There are approximately 36,087,753 shares of common voting stock of the Registrant held by non-affiliates, and based upon the average bid and asked prices of our common stock on June 30, 2018 of $0.05, as reported by the OTC Bulletin Board of the National Association of Securities Dealers, Inc., the aggregate market value of our common stock held by non-affiliates was approximately $1,804,388.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Past Five Years

None; not applicable.

Outstanding Shares

As of March 28, 2019, the Registrant had 79,108,086 shares of common stock outstanding.

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

Overview

Reflect Scientific is engaged in the manufacture and distribution of innovative products targeted at the life science market. Our customers include hospitals and diagnostic laboratories, pharmaceutical and biotech companies, cold chain management, universities, government and private sector research facilities, and chemical and industrial companies.

Our goal is to provide our customers with the best solution for their needs. This philosophy extends into our business strategies and acquisition plans. Through a series of strategic acquisitions, we acquired technology that has enabled us to expand our line of products that take advantage of market needs. Our growing product portfolio includes ultra low temperature freezers, blast freezers and refrigerated transportation in addition to supplying OEM products to the life science industry.

Our Visacon brand chemical detector product line has been discontinued. We launched our next generation detector in late 2013 and expected that, due to price and features advantages, detector sales would grow significantly.  While sales have been steady, we did not experience the growth that had been anticipated at the time of the product introduction into the marketplace. In addition patent positions have expired on the core technology. In November 2018, management made the decision to remove the detectors from its product line due to declining demand for the product. This will allow us to focus in on the more lucrative Cryometrix brand of low temperature freezers and blast freezers for the Bio/Pharma  market.

Our Cryometrix brand ultra low temperature and blast freezers innovative design enables our customers to save substantially on energy costs related to cryogenic storage. Ultra low temperature freezers are used worldwide for the storage of vaccines, DNA, RNA, proteins and many other biological and chemical samples. There is a growing need for energy efficient, reliable ultra low temperature storage units. Our Cryometrix freezers are targeted to this growing market and we have had tremendous success in blood storage and pharmaceutical manufacturing applications.  The application of this technology for use in refrigerated trailers (commonly called “reefers”) used to transport goods which need to be maintained in a cold environment significantly broadens the market for this technology.  The utilization of this technology in reefers eliminates the current method of cooling, which utilize engines run on hydrocarbon fuels.  The Cryometrix technology is pollutant free and is more cost effective and efficient than the technologies currently used.

Products

Reflect Scientific designs, develops and sells scientific equipment for the Life Science and Manufacturing industries.  Since Reflect Scientific’s organization in 1991, our focus is and has been on providing value added products, analytic testing supplies and equipment, and stand alone products for the life science and industrial market place.  Reflect Scientific’s products range from non-mechanical Cyrometrix™ freezers, products and parts for the life science industry to tools and analytical services for industrial manufacturing.

All of Reflect Scientific’s products and services are developed with one key factor in mind:  Providing a superior cost/benefit to the customer verses other products in the same market space.  With years of experience in the life science and industrial manufacturing markets, Reflect Scientific has been able to develop not only unique patentable products, but products that we believe offer a superior value proposition to the customer  over any other competing and existing products in the market.

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

We have found a number of companies that can manufacture products to our specification, allowing us to focus on our core competencies of development and design, and maintain a flexible corporate structure capable of taking advantage of new opportunities without the large capital investment required to acquire tooling and manufacturing equipment.  Our focus on the intellectual expertise, as opposed to manufacturing of products, allows us to develop products along multiple industry lines and to tailor our products to specific needs in a variety of industrial settings.  Our products are sold in the biotechnology, pharmaceutical, cold chain management and medical industries, as well as the manufacturing industries, such as automotive.

Cryometrix Freezers

Our Cryometrix ultra low temperature and blast freezers are, we believe, a technological breakthrough that provides energy savings and other critically important benefits to cryo-storage customers in the Life Science related industries.  Ultra low temperature and blast freezers are used in multiple industries for the storage and fast freezing profiles of everything from blood to cancer vaccines.  These types of freezers are used by hospitals and biotechnology research facilities.

The only ultra low temperature freezers currently available are produced by a limited number of companies and rely on a mechanical process for cooling.  Because of inadequacies in the mechanical process, we believe there is wastage of inventory each year because of the problems of reliable cooling inherent in the mechanical freezers.

Our freezers incorporate a disruptive technology, as they are based on a complete divergence from the technology currently used in ultra low temperature freezers.  Through the advantages of our technology, we believe our freezers solve the current inadequacies and provide immediate cost savings and reliability for our clients.   Current cryogenic storage equipment falls short of customer expectations in a variety of key performance criteria.

*

High energy usage – a growing problem with rising energy costs

*

Inflexible temperature range – existing units cannot be easily modified for colder requirements (colder temperatures are an industry trend)

*

Sample inventory is at risk in the event of a power failure

*

Poor temperature uniformity –samples in different areas of the freezer can experience wide variations in temperatures which is undesirable from a regulatory standpoint.

Our Cryometrix ultra low temperature and blast freezer uses a patented design and technology which is powered by liquid nitrogen. Through the use of a liquid nitrogen powered freezer system we are able to address the market need for:

*

Low energy requirements

*

Flexible temperature control – wide range of usable temperatures

*

Power failures have little effect - uses passive liquid nitrogen technology rather than electrically powered compressors.

*

Uniform temperatures throughout freezer – more usable storage volume

*

Much larger storage volume per area of floor space occupied – reduced facilities cost

*

Reliable and essentially maintenance free, further lowering cost of ownership

*

Environmental issues related to pollution using the current refrigerated trailer (“reefer”) technology

We believe existing mechanical freezers are outdated and our freezers will be the desired technology to which the industry will move, providing us the opportunity to gain a significant market share in this large market.

The adaptation of the freezer technology to reefers for transporting perishable items opens a significant new market.  Trailers can easily be retrofit with the Cryometrix unit, which operates pollutant free, more efficiently, and at a cost savings compared to the diesel powered units currently used.  The reefer market is a $1 billion market.  The non-polluting Cryometrix unit provides significant benefits over any other unit currently marketed.

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

Given our relative size versus our competitors, we are often required to seek niche markets for our products or focus on selling consumable components to be used in our competitors larger detection units.  We believe, however, that our technology and experience in the ultra low freezers allows us to be competitive in those markets.  As our ultra low freezer products are new to the marketplace, the products long term commercial acceptance is still unknown.  Most of our products compete against multiple competitors, with our refrigeration products competing primarily against Thermo Fisher Scientific and Sanyo Corporation.

Growth Plan

While we will continue to evaluate acquisitions of businesses and technologies to enhance our revenues in the Life Science and green technology markets, our primary focus is on growing our own product lines through increasing market share and the addition of new products to our current offerings.

We seek to expand the applications for our products and equipment into additional markets as we develop brand recognition.  We hope to be able to obtain market leverage from our existing products and name recognition as we use our existing offerings and product strengths to position us as a key supplier of cryogenic storage, blast freezing and cold chain management solutions.  This strategic plan will also enable us to further diversify our customer base.

Manufacturing, Supplies, and Quality Control

Many of our products are manufactured by carefully selected third party manufacturers. By outsourcing our manufacturing we are able to reduce the overall cost of our products.  We our lower volume products that are less labor and parts intensive in our facility in Orem, Utah.

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

Dependence on One or a Few Major Customers

We have four major customers who represented 44% and 54% of our sales volume in 2018 and 2017, respectively. The company has strong relationships with each of these customers and does not believe this concentration poses a significant risk due to those long-term relationships and the uniqueness of the products they purchase from us.

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

We protect some of our technology as trade secrets and, where appropriate, we use trademarks or registered trademarks used in connection with our products.

Patents have been issued and current cover the following products:

Cryometrix Ultra Low Temperature and Blast freezers – 15 patents

PATENT INFORMATION

Patent number	Appl No	Title	Issue	Filing	Expiration
10,188,098	15/296,009	Extremely fast freezing, low-temperature blast freezer	1/29/2019	10/17/2016	1/29/2037
10,088,227	14/613,702	Systems and methods for a wide range cryo-processor	10/2/2018	2/4/2015	10/2/2036
10,065,196	15/708,131	Low fat food processor	9/4/2018	9/19/2017	9/4/2036
10,047,978	15/708,143	ULT freezer with heater	8/14/2018	9/19/2017	8/14/2036
9,951,907	15/054,267	Self-generating power generator for cryogenic systems	4/24/2018	2/26/2016	4/24/2036
9,857,120	14/512,107	System and methods for improvements to a ultra-low temperature bio-sample storage system	1/2/2018	1/8/2015	1/2/2036
9,388,944	13/872,038	Controlled environment expander	7/12/2016	4/26/2013	7/12/2034
9,303,905	14/279,288	Self-generating power generator for cryogenic systems	4/5/2016	5/15/2014	4/5/2034
9,134,061	13/357,617	Flow Control of a Cryogenic Element to Remove Heat	9/15/2015	1/25/2012	9/15/2033
8,534,078	12/431,756	Self-generating power generator for cryogenic systems	9/17/2013	4/29/2009	9/17/2031
8,448,454	12/574,670	Cryogenic cooling system with vaporized cryogen sparging cooling enhancement	5/28/2013	10/6/2009	5/28/2031

Patent number	Appl No	Title	Issue	Filing	Expiration
8,424,317	12/894,206	Thermal insulation technique for ultra-low temperature cryogenic processor	4/23/2013	11/2/2007	4/23/2031
7,823,394	11/934,696	Thermal insulation technique for ultra-low temperature cryogenic processor	11/2/2010	11/2/2007	11/2/2028
7,621,148	11/890451	Ultra-low temperature bio-sample storage system	11/24/2009	8/7/2007	11/24/2027
6,804,976	10/734509	High reliability multi-tube thermal exchange structure	10/19/2004	12/12/2003	12/12/2023

Royalty agreements were executed with JMST and Cryometrix as a condition of the companies’ acquisition of the patents and technology related to the detectors. Under the terms of the royalty agreements:

JMST – David Carver will receive a royalty payment on gross revenues related to revenues derived from the Carver Patents or Carver Technology.  Such payments are due on revenue in excess of $500,000 derived from products under the Carver Patents or Carver Technology.  The royalty payment is 2.5% on the revenue in excess of $500,000 and is payable quarterly.  Payments are to be made in the common stock of Reflect Scientific, not to exceed 500,000 shares in total. New products developed from the Carver Technology are subject to a royalty of 3% of gross revenues in excess of $100,000, with an additional 2% if gross revenues exceed $600,000. Royalties will also be paid in our common stock annually.  Common stock will be valued at $3.00 per share for these purposes.  Royalty payments are only due for years where there are valid Carver Patents.  To date no royalties have been earned or paid under this agreement.  In December 2018, management made the decision to remove the detectors from its product line due to low demand.

Research and Development Costs During the Last Two Fiscal Years

During the year ended December 31, 2018, we expended $104,046 for research and development.  During the year ended December 31, 2017, we expended $46,696 for research and development.  The majority of the research and development on our products is performed by independent contractors who have been enhancing technologies, primarily on the reefer unit and the detectors.  We expect research and development cost to increase in the future with the development work required to commercialize our Cryometrix freezers.

Employees

As of April 1, 2019, subsequent to the balance sheet date, we had 7 full-time and 5 part-time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commissions’ Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

Item 1A. Risk Factors

Not applicable for Registrant.

Item 1B. Unresolved Staff Comments

None. Not applicable.

Item 2. Description of Property

Reflect Scientific conducts all of its business operations from one facility, located in Orem, UT.  This is a combination warehouse, manufacturing and office facility with 6,000 square feet of space; we lease this facility at $3,584 per month to the end of the lease term on November 30, 2020.

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

As of April 1, 2019, there were 79,108,086 shares of our common stock outstanding.  On March 28, 2019, the high and low bid price for our common stock was $0.05 and $0.05, respectively.

Holders

The number of record holders of our common stock as of March 28, 2019, was approximately 149; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

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

None.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2018 and 2017, from the sale of registered securities.

Issuance of Equity Securities by Us

In December 2018, the board approved the issuance of 1,000,000 shares of restricted stock to its President/CEO, 200,000 shares of restricted common stock to directors, 81,000 shares of restricted stock to its CFO, 325,000 shares of restricted common stock to employees, and 990,000 shares of restricted common stock to consultants.

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

Critical Accounting Policies

Reflect Scientific’s accounting policies are more fully described in Note 2 of the consolidated financial statements.  As discussed in Note 2, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  Reflect Scientific believes that the following addresses Reflect Scientific’s most critical accounting policies.  There have been no significant changes during the year ended December 31, 2018.

REVENUE RECOGNITION:  In January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all of the related amendments (“new revenue standard”). We recorded the change, which was immaterial, related to adopting the new revenue standard using the modified retrospective method. Under this method, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. This results in no restatement of prior periods, which continue to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new revenue standard to continue to be immaterial on an ongoing basis.

We sell our specialty science and environmental lab supplies through direct sales and through distributor relationships.  We sell our ultra-low temperature freezers through consultants and commission-only sales personnel.   Revenue is recognized when a customer obtains control of promised goods based on the consideration we expect to receive in exchange for these goods. This core principle is achieved through the following steps:

Identify the contract with the customer. A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods to be transferred and identifies the payment terms related to these goods, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We do not have significant costs to obtain contracts with customers.

Identify the performance obligations in the contract. Generally, our contracts with our laboratory supply customers do not include multiple performance obligations to be completed over a period of time. Our performance obligations generally relate to delivering specialty laboratory products to a customer, subject to the shipping terms of the contract. Limited warranties are provided, under which we typically accept returns and provide either replacement parts or refunds. We do not have significant returns. We do not typically offer extended warranty or service plans. For ultra-low temperature freezers sold to customers which are built to order, generally, 50% of the value of the contract is paid by the customer prior to work beginning on manufacturing the freezer.  Upon completion of manufacturing and testing the customer will accept the unit and make payment of the remaining balance on the contract, at which time control passes to the customer and we have satisfied our performance obligation and recognize revenues.  The customer may either arrange to transport the unit with a carrier uses or ask the Company to arrange such shipment, the charges of which are the responsibility of the customer.  In some instances, a customer may, after accepting the unit, request that it be upgraded with additional hardware or software options, which is a new contract and performance obligation.

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of December 31, 2018 contained a significant financing component.

Allocate the transaction price to performance obligations in the contract. We typically do not have multiple performance obligations in our laboratory supply contracts with customers. As such, we generally recognize revenue upon transfer of the product to the customer's control at contractually stated pricing.  The freezers likewise do not have milestone or percentage of completion clauses in the contract, so revenue is only recognized when the work has been completed.

Recognize revenue when or as we satisfy a performance obligation. We generally satisfy performance obligations at a point in time upon shipment of goods, or, with our freezers, upon final acceptance of the unit by the customer, in accordance with the terms of each contract with the customer. We do not have significant service revenue.

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

The Company charged $0 and $236 to bad debt expense for the years ended December 31, 2018 and 2017, respectively. The Company has historically experienced minimal bad debts.  The allowance for doubtful accounts balance of $4,000 at December 31, 2017 was reviewed and it was deemed that no adjustment to the provision was required at December 31, 2018.  Management feels this to be an adequate reserve based on the experience seen over multiple years.

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

STOCK BASED COMPENSATION: The Company, in accordance with ASC 718, Compensation – Stock Compensation, records all share-based payments to employees at the grant-date fair value of the equity instruments issued. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company uses the closing price of the stock, as quoted by NASDAQ, on the date of the grant.  The Company believes this pricing method provides the best estimate of fair the fair value of the consideration given. Compensation cost is recognized over the requisite service period.

The Company, in accordance with ASC 505, Compensation – Stock Compensation, establishes the value of equity instruments issued to non-employees for goods and services by using the closing price of the stock, as quoted by NASDAQ, on the date of the grant.  The Company believes this method fairly establishes the value of the goods and/or services received.

Overview

During the year ended December 31, 2018 revenue increased by 45.6% compared to the year ended December 31, 2017.  The revenue growth resulted from a $298,642 increase in the sale of our ultra-cold freezers, combined with the increased sales of some of a number of our specialty lab products.  While there can be no assurance that freezer sales will increase in future periods, it is encouraging that the marketplace has embraced our disruptive technology, and our installed operating base continues to increase.  Historically, the core business of the company has been the sale of specialty laboratory supplies.  Orders of those supplies increased as a group nearly $100,000 in 2018 as compared to 2017.  We are working to attract new distributors to build sales of these specialty items to historical levels.

The Company focused its resources during 2018 to the marketing of our ultra-cold freezers.  Increasing sales of the ultra-low temperature freezers and commercialization of the refrigerated trailer will provide opportunity for the Company to expand sales in the higher margin technology markets.

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

Financial Position

The table below presents a summary of our consolidated balance sheets at December 31, 2018 and 2017:

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended Dec. 31, 2087	Year ended Dec 31, 2017	Increase (Decrease)
Cash	$ 220,427	$ 235,858	$ (15,431)
Total current assets	521,805	516,745	5,060
Total assets	592,671	579,845	12,826
Total current liabilities	74,928	124,419	(49,491)
Accumulated deficit	(20,300,707)	(20,051,184)	(249,523)
Total stockholders’ equity (deficit)	$ 517,743	$ 579,845	$ (62,102)

We had $220,427 in cash as of December 31, 2018, a decrease of $15,431 from December 31, 2017.  We had working capital of $446,877 at December 31, 2018, compared to working capital of $392,326 at December 31, 2017.

Contractual Obligations

The Company leases office/warehouse space in Utah.  In addition, it has a lease on a vehicle.  The following summarizes future minimum lease payments under the operating leases at December 31, 2018:

	Minimum Lease Payments
Year Ending December 31,	Building	Automobile	Total
2019	$ 43,121	$ 7,548	$ 50,669
2020	40,612	7,548	48,160
2021	-	3,774	3,774
Total	$ 83,732	$ 18,870	$102,602

Results of Operations

December 31, 2018 and 2017

The following table summarizes revenue, cost of goods sold, and operating expenses for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase (Decrease)
Revenue	$ 1,551,985	$ 1,065,777	$ 486,206
Cost of Goods Sold	487,185	405,935	81,250
Gross Profit	1,064,880	659,842	404,956

Salaries and wages	585,346	656,959	(71,613)
Rent expense	39,285	29,892	9,393
Research and development expense	104,046	46,696	57,350
General and administrative expense	584,985	328,484	256,501
Total operating expenses	1,313,662	1,062,031	251,631

Profit (loss) from operations	(248,862)	(402,189)	153,325

Interest expense	(661)	-	(661)

Net income (loss)	$ (249,523)	$ (402,189)	$ 152,666

Total revenue in 2018 increased 45.6% to $1,551,983 from revenue of $1,065,777 in 2017.  Revenue of $437,995 was from ultra-low temperature freezers accounts in 2018, compared with revenue of $139,352 from freezer sales in 2017.  We continue to work to increase sales of these freezer units, as well as working to develop marketing strategies to expand distribution channels of our specialty laboratory products.

Our cost of goods sold increased by $81,250 in the period ending December 31, 2018, as compared to December 31, 2017.  Gross sales margin was 68% in 2018 compared to 62% in 2017.  Our gross margin percent is influenced by the sales mix, with the ultra-low temperature freezers carrying significantly higher margins than the more generic lab supplies. We are working to further increase gross margins through working with current vendors to obtain more favorable costing or identifying and qualifying new vendors who offer more favorable pricing without compromising quality.

The salaries and wages decrease by $71,613 in 2018 compared to 2017 is the net result of salary changes, personnel additions, and an increase in stock-based compensation.  Our plan is to continue to use outside contractors where practical to enable us to minimize our number of employees.

Research and development expense was $104,046 in 2018 compared to $46,696 in 2017, and increase of $57,350.  The increase was due to additional costs incurred in finalizing the design of the ultra-low temperature freezers.

General and administrative expenses increased to $584,985 for 2018 as compared $328,484 in 2017, an increase of $256.651.  The majority of the increase results from an increase in consulting fees of $146,541 in 2018 over 2017. Expense levels going forward are expected to approximate the 2018 levels as we continue to use consultants for business development and the marketing of our products.

Other expense in 2018 was interest charged on our short term lines of credit.  There was no other income or expenses in 2017.

We had a net loss of $249,523 in 2018, a decrease of $152,666 over the $402,189 loss realized in 2017.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at December 31, 2018, were $220,427, with accounts receivable of $155,543 and inventory of $142,325, net of reserves. Our working capital at December 31, 2018 was $446,877.  This compares to working capital of $392,326 at December 31, 2017.

In 2018, net cash required to fund operating activities was $14,559 as compared to net cash used by operations of $28,106 in 2017.  We anticipate that in 2019, with the benefit of continued cost reductions and increased revenue, we will continue to generate positive cash from operating activities. We continue working to enhance our on-line ordering system to increase sales, develop the market for our ultra-low temperature freezers, work with current vendors to obtain more favorable pricing, and locate new vendors to provide opportunities to further reduce our cost of goods.

We will continue to focus our efforts on our core business activities while pursuing capital resources and evaluating potential future acquisitions which fit within and enhance our core business.

Off-Balance Sheet Arrangements

We lease office and warehouse space under a non-cancelable operating lease in Utah, which expires November 30, 2020.  Future minimum lease payments under the operating lease at December 31, 2018 are $83,732 for this facility.  In addition, at December 31, 2018 we have one automobile lease which expires July 7, 2021 with future minimum lease payments of $18,870.

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

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief/Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Principal Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework

(2013). Based on this evaluation, our management concluded that, as of December 31, 2018 our internal control over financial reporting was not effective.

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

Business Experience

Kim Boyce - CEO, Director

Mr. Boyce, 65, founded Reflect Scientific in 1993 and has over 40 years of experience in manufacturing, sales, distribution and management.  His prior experience includes executive roles with Grace/Alltech Scientific, where he served as manager – distribution and sales and manager – plant operations.  He also co-founded Labtech Scientific Products in Northern California, a distribution company specializing in equipment for use in life science and environmental related industries.  He has an accomplished track record in strategic business development in a variety of markets, including the pharmaceutical and biotechnology sectors and cold chain management.  Mr. Boyce received his technical training at DeAnza College in Cupertino, CA and his business training at San Jose State University.

Thomas Tait - Vice President, Secretary, Director

Mr. Tait, 63, serves as Vice President. Mr. Tait brings experience with accelerated product development, “lean” process management tools, strategic market analysis, and acquisition integration.  Mr. Tait joined us from Danaher Company where he was a Business Manager over a $120 million in sales product line. Prior assignments have included General Manager of HyperQuan Inc., Product Manager J&W Scientific and Project Manager Varian Inc. He also co-founded ChiraTech Inc, a high technology Company that was sold to Thermo Electron Corporation. Mr. Tait holds an MBA in Technology Management from the University of Phoenix and a BS in Chemistry from Clarkson University. He also holds patents in Optics and MEMS technologies.

William G. Moon, Director

Mr. Moon, 70, has over 30 years experience in startup and engineering related companies.  His leadership experience includes assisting in the formation of what became the world’s largest disk drive company, Quantum Corporation, with over 10,000 employees.  He was Principal Engineer and Vice President of Engineering for over twenty years, during which time he co-designed numerous standard-setting disk drives.  During that time, he was a co-founder of a wholly owned Quantum subsidiary, Plus Development, and was key in the invention of the Hardcard, the first hard drive on a plug-in card.  He helped create a partnership with Panasonic for the world’s first totally automated disk drive assembly plant in Japan, producing over 100 million disk drives.  Prior to that, Mr. Moon designed memory products at Hewlett Packard Labs in their Disk Memory Division.  Over the past five years Mr. Moon has served as technical advisor to several companies and has sat on several boards.

Keith Merrell - Chief Financial Officer / Treasurer

Mr. Merrell, 73, serves as our Chief Financial Officer, Treasurer and General Manager.  Mr. Merrell draws on over 40 years of accounting experience to manage all of our accounting functions and to interface with our independent public accountants.  He spent two years in the field of public accounting, and served as Chief Financial Officer or Controller of five companies prior to joining us.  His business career also includes extensive experience in management, sales and marketing, consulting, and merger and acquisition work. He graduated from Arizona State University with a B.S. degree in Accounting.

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

Based solely on a review of the copies of such forms furnished to us or written representations from certain persons, we believe that during our calendar year ended December 31, 2018, all filing requirements applicable to our officers, directors and 10% stockholders were met by such persons.

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Com- pensation($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation($) (i)	Total Earnings ($) (j)

Kim Boyce CEO & Director	12/31/18 12/31/17 12/31/16	$102,200 $102,200 $102,200	- - -	40,000 225,000 201,405	- - -	- - -	- - -	- - -	$142,200 $327,200 $303,605

Tom Tait VP & Director	12/31/18 12/31/17 12/31/16	$47,640 $47,640 $47,640	- - -	4,000 6,672 6,000	- - -	- - -	- - -	- - -	$51,640 $54,312 $53,640

Keith Merrell, CFO	12/31/18 12/31/17 12/31/16	$12,104 $ 9,000 $ 9,000	- - -	3,240 2,560 4,860	- - -	- - -	- - -	- - -	$15,344 $11,560 $13,860

Outstanding Equity Awards

At December 31, 2018, there are no outstanding equity awards.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

None	None	None	None	None	None	None	None

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 15, 2019, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Reflect Scientific to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of Reflect Scientific and all executive officers and directors of Reflect Scientific as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

All percentages are calculated based upon a total number of 79,108,086 shares of common stock outstanding as of March 15, 2019, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

		Amount and Nature of	Percentage of Outstanding
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	Common stock

	Principal Shareholders

Common Stock	Kim Boyce 1270 South 1380 West Orem, Utah 84058	41,000,000	51.83%

	Officers and Directors

Common Stock	Kim Boyce	41,000,000	51.83%
Common Stock	Tom Tait	800,000	1.01%
Common Stock	Keith Merrell	420,333	0.57%
Common Stock	William Moon.	800,000	1.01%
	All directors and executive officers of the Company as a group (Five individuals)	43,020,333	54.42%

Changes in Control

There are no current or planned transactions that would or are expected to result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	12,000,000
Equity compensation plans not approved by security holders	-	-	None
Total	-	-	12,000,000

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

In December 2018, the Board of Directors approved the issuance of 1,000,000 shares of restricted common stock to the President/CEO. Also in December 2018 the Board of Directors approved the issuance of 281,000 shares of restricted common stock to officers and directors. These shares were for compensation. These shares were recorded at the trading price at the date of approval, for an average of $0.04 per share, resulting in $51,240 recorded in salaries and wages.

In May 2018, the Board of Directors approved the issuance of 1,000,000 shares of restricted stock to an employee as compensation.  These shares were recorded at the trading price at the date of approval at $0.04 per share, resulting in $40,000 recorded in salaries and wages.

In October 2017, the Board of Directors approved the issuance of 4,000,000 shares of restricted common stock to the President/CEO.  In December 2017, the Board of Directors approved the issuance of 281,000 shares of restricted common stock to officers and directors. These shares were for compensation. These shares were recorded at the trading price at the time of approval, for an average of $0.04 per share, resulting in $51,240 recorded in salaries and wages.

Parents of the Issuer

None; however Kim Boyce, our President and a director, may be deemed to be our  “Parent” by virtue of his substantial shareholdings in our Company.

Transactions with Promoters and Control Persons

There were no material transactions, or series of similar transactions, during our Company’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2018 and 2017:

Fee Category	2018	2017
Audit Fees	$33,000	$30,000
Audit-related Fees	$0	$0
Tax Fees	$1,900	$1,850
All Other Fees	$0	$0
Total Fees	$34,900	$31,850

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

REFLECT SCIENTIFIC, INC.

Date:	04/02/2019	By:	/s/Kim Boyce
Kim Boyce, Chief Executive Officer and Director

Date:	04/02/2019	By:	/s/Keith Merrell
Keith Merrell, Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	04/02/2019	By:	/s/Kim Boyce
Kim Boyce, CEO and Director

Date:	04/02/2019	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	04/02/2019	By:	/s/William Moon
William Moon, Director

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Notes to the Consolidated Financial Statements

 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Reflect Scientific, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reflect Scientific, Inc. (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Salt Lake City, UT

April 2, 2019

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31, 2018	December 31, 2017

CURRENT ASSETS

Cash	$220,427	$235,858
Accounts receivable, net	155,543	122,435
Inventory, net	142,325	155,352
Prepaid assets	3,510	3,100

Total Current Assets	521,805	516,745

FIXED ASSETS, NET	7,766	-

OTHER ASSETS

Intangible assets, net	-	-
Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	63,100	63,100

TOTAL ASSETS	$592,671	$579,845

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2018	December 31, 2017

CURRENT LIABILITIES

Accounts payable	$52,450	$53,507
Short-term line of credit	9,878	-
Customer deposits	12,500	70,812
Income taxes payable	100	100

Total Current Liabilities	74,928	124,419

Total Liabilities	74,928	124,419

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 79,108,086 and 71,312,086 shares issued and outstanding, respectively	791,080	713,120
Additional paid in capital	20,027,370	19,793,490
Accumulated deficit	(20,300,707)	(20,051,184)

Total Shareholders’ Equity	517,743	455,426

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$592,671	$579,845

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2018	2017

REVENUES	$1,551,985	$1,065,777

COST OF GOODS SOLD	487,185	405,935

GROSS PROFIT	1,064,800	659,842

OPERATING EXPENSES
Salaries and wages	585,346	656,959
Rent expense	39,285	29,892
Research and development expense	104,046	46,696
General and administrative expense	584,985	328,484
Total Operating Expenses	1,313,662	1,062,031

OPERATING LOSS	(248,862)	(402,189)

OTHER INCOME (EXPENSE)
Interest expense	(661)	-

Total Other Income (Expenses)	(661)	-

NET LOSS BEFORE INCOME TAX EXPENSE	(249,523)	(402,189)

Income tax expense	-	-

NET LOSS	$(249,523)	$(402,189)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	74,631,494	66,326,382

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

                                                                   Common Stock

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2016	65,401,086	654,010	19,566,472	(19,648,995)	571,487

Stock-based compensation	4,781,000	47,810	184,078	-	231,888

Common stock issued for consulting services	1,130,000	11,300	42,940	-	54,240

Net loss for the year ended December 31, 2017				(402,189)	(402,189)

Balance, December 31, 2017	71,312,086	713,120	19,793,490	(20,051,184)	455,426

Stock-based compensation	2,606,000	26,060	78,180	-	104,240

Common stock issued for consulting services	5,190,000	51,900	155,700	-	207,600

Net loss for the year ended December 31, 2018				(249,523)	(249,523)

Balance, December 31, 2018	79,108,086	$ 791,080	$ 20,027,370	$ (20,300,707)	$ 517,743

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(249,523)	$(402,189)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	2,984	-
Stock based compensation	104,240	231,888
Common stock issued for consulting services	207,600	54,240
Changes in operating assets and liabilities:
Accounts receivable	(33,108)	(49,011)
Inventory	13,027	71,615
Prepaid assets	(410)	-
Accounts payable and accrued expenses	(1,057)	(5,461)
Customer deposits	(58,312)	70,812
Net Cash from Operating Activities	(14,559)	(28,106)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(10,750)	-
Net Cash used in Investing Activities	(10,750)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term lines of credit	9,878	-
Net Cash from Financing Activities	9,878	-

NET CHANGE IN CASH	(15,431)	(28,106)

CASH AT BEGINNING OF PERIOD	235,858	263,964

CASH AT END OF PERIOD	$220,427	$235,858

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$661	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

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

b. Revenue Recognition

We sell our specialty science and environmental lab supplies through direct sales and through distributor relationships.  We sell our ultra-low temperature freezers through consultants and commission-only sales personnel.   Revenue is recognized when a customer obtains control of promised goods based on the consideration we expect to receive in exchange for these goods. This core principle is achieved through the following steps:

Identify the contract with the customer. A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods to be transferred and identifies the payment terms related to these goods, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We do not have significant costs to obtain contracts with customers.

Identify the performance obligations in the contract. Generally, our contracts with our laboratory supply customers do not include multiple performance obligations to be completed over a period of time. Our performance obligations generally relate to delivering specialty laboratory products to a customer, subject to the shipping terms of the contract. Limited warranties are provided, under which we typically accept returns and provide either replacement parts or refunds. We do not have significant returns. We do not typically offer extended warranty or service plans. For ultra-low temperature freezers sold to customers which are built to order, generally, 50% of the value of the contract is paid by the customer prior to work beginning on manufacturing the freezer.  Upon completion of manufacturing and testing the customer will accept the unit and make payment of the remaining balance on the contract, at which time control passes to the customer and we have satisfied our performance obligation and recognize revenues.  The customer may either arrange to transport the unit with a carrier uses or ask the Company to arrange such shipment, the charges of which are the responsibility of the customer.  In some instances, a customer may, after accepting the unit, request that it be upgraded with additional hardware or software options, which is a new contract and performance obligation.

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of December 31, 2018 contained a significant financing component.

Allocate the transaction price to performance obligations in the contract. We typically do not have multiple performance obligations in our laboratory supply contracts with customers. As such, we generally recognize revenue upon transfer of the product to the customer's control at contractually stated pricing.  The freezers likewise do not have milestone or percentage of completion clauses in the contract, so revenue is only recognized when the work has been completed.

Recognize revenue when or as we satisfy a performance obligation. We generally satisfy performance obligations at a point in time upon shipment of goods, or, with our freezers, upon final acceptance of the unit by the customer, in accordance with the terms of each contract with the customer. We do not have significant service revenue.

A part of our customer base is made up of international customers.  The following table presents Reflect Scientific revenues disaggregated by region and product type:

	December 31, 2018			December 31, 2017
Segments	Consumer Products	Long-term Contracts	Total	Consumer Products	Long-term Contracts	Total
Domestic	$1,119,597	--	1,119,597	$828,109	--	828,109
International	432,388	--	432,388	237,668	--	237,668
	$1,551,985	--	1,551,985	$1,065,777	--	1,065,777

Components	1,113,990	--	1,113,990	$926,424	--	926,424
Engineering services	437,995	--	437,995	139,353	--	139,353
	$1,551,985	--	1,551,985	$1,065,777	--	1,065,777

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

The Company charged $0 and $236, respectively, to bad debt expense for the years ended December 31, 2018 and 2017. As the Company has historically experienced minimal bad debts, management feels the allowance for doubtful accounts balance of $4,000 at December 31, 2018 to be an adequate reserve based on the experience seen over multiple years.

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

g. Inventory

Inventories are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for the imaging and inspection systems which it builds, and other scientific items. An allowance is recorded when it is determined that the amount owing is at high risk.  The Company recorded $86,339 and $62,038 in additions to the inventory allowance for the years 2018 and 2017, respectively.

h. Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $10,977 and $14,646 of advertising expense during the years ended December 31, 2018, and 2017, respectively.

i. Newly Issued Accounting Pronouncements

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity of financial reporting for non-employee share-based payments. Currently, the accounting requirements for non-employee and employee share-based payments are significantly different. ASU 2018-07 expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity — Equity-Based Payments to Nonemployees”. The amendments to ASU 2018 - 07 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09, (Topic 606), “Revenue from Contracts with Customers”. The Company is currently evaluating ASU 2018-07 and its impact on its condensed consolidated financial statements or disclosures.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which removes Step 2 from the goodwill impairment test and replaces the qualitative assessment. Impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. Under this revised guidance, failing Step 1 will always result in a goodwill impairment. The amendments in this update should be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company is evaluating the effect the implementation will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. The standard requires a modified retrospective approach, with restatement of the prior periods presented in the year of adoption, subject to any FASB modifications. This standard will be effective for the first annual reporting period beginning after December 15, 2018. We anticipate adopting this standard on January 1, 2019. In evaluating the effect that ASU No. 2016-02 will have on our consolidated financial statements and related disclosures we believe the impact will be minimal to our ongoing consolidated statements of operations.

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

j. Earnings per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period.  Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period.  Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive.  At December 31, 2018 and 2017, the Company had no common stock equivalents.

k. Shipping and Handling Fees and Costs

The Company records all shipping and handling costs as operating costs.  Freight paid on outgoing shipments in 2018 and 2017 was $47,670 and $28,355, respectively, and is recorded in general and administrative expense.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2018 and 2017, it did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2018 and 2017 relating to unrecognized benefits.

m. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, which include Cryometrix (previously Cryomastor).  All subsidiaries are wholly owned.  All material intercompany accounts and transactions are eliminated in consolidation.

n. Research and development expense

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standard Codification Topic 730 “Research and Development".  Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company had $104,046 and $46,696 in research and product development for the years ended December 31, 2018 and 2017, respectively.

o. Stock-Based Compensation

The Company, in accordance with ASC 718, Compensation – Stock Compensation, records all share-based payments to employees at the grant-date fair value of the equity instruments issued. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company uses the closing price of the stock, as quoted by NASDAQ, on the date of the grant.  The Company believes this pricing method provides the best estimate of fair the fair value of the consideration given. Compensation cost is recognized over the requisite service period.

The Company, in accordance with ASC 505, Compensation – Stock Compensation, establishes the value of equity instruments issued to non-employees for goods and services by using the closing price of the stock, as quoted by NASDAQ, on the date of the grant.  The Company believes this method fairly establishes the value of the goods and/or services received.

p. Intangible Assets

Intangible assets include trademarks, trade secrets, patents, customer lists and goodwill acquired through acquisition of subsidiaries.  The patents have been registered with the United States Patent and Trademarks Office.  The costs of obtaining patents are capitalized as incurred.  Intangibles, except for goodwill, are amortized over their estimated useful lives.  The Company regularly evaluates whether events or circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary. Accordingly, the Company recorded no impairment of long-lived assets during the years ended December 31, 2018 and 2017.

q. Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is tested for impairment, at a reporting unit level, annually and when events and circumstances warrant an evaluation. The Company evaluates goodwill on an annual basis, as of the end of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment. In making this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, business trends and market conditions. Accordingly, the Company recorded no impairment of goodwill for the years ended December 31, 2018 and 2017.

NOTE 3   GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $20,300,707 at December 31, 2018.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has taken a number of actions to reduce expenses. Management is seeking additional funding through the capital markets to facilitate the settlement of the remaining debentures, as well as to provide operating capital for its operations. However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 4 -

FIXED ASSETS

Fixed assets and related depreciation for the period are as follows:

	December 31, 2018	December 31, 2017
Machinery and equipment	$142,752	$132,002
Furniture and fixtures	2,697	2,697
Computer and office equipment	2,390	2,390
Leasehold improvements	10,164	10,164
Accumulated depreciation	(150,237)	(147,253)

Total Fixed Assets	$7,766	$-

Depreciation expense for the years ended December 31, 2018, and 2017, was $2,984 and $-0-, respectively.

NOTE 5 -

INVENTORIES

Inventory consisted of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Finished goods	$228,664	$241,691
Inventory allowance	(86,339)	(86,339)

Total Inventory, net	$142,325	$155,352

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

Rent expense was $39,285 and $29,892 for the years ended December 31, 2018, and 2017, respectively.

Automobile Lease – The Company currently leases one vehicle with a monthly lease payment of $629 per month.  The automobile lease will expire on July 7, 2021.

Automobile lease expense was $7,548 and $6,263 for the years ended December 31, 2018, and 2017, respectively.

Minimum rental payments under the non-cancelable operating leases are as follows:

Years ending December 31,	Amount
2019	$50,669
2020	48,159
2021	3,774

$102,602

NOTE 7 – PREFERRED STOCK

In November 2004 the Company amended its Articles of Incorporation so as to authorize 5,000,000 shares of preferred stock. Of this total, 750,000 shares have been designated as “Series A Convertible Preferred Stock”. As of December 31, 2018 and 2017, no shares of the preferred stock are issued and outstanding.

Dividends

The holders of the Series A Preferred Stock would be entitled to dividends at the rate of 8 percent per year of the liquidation preference of $1.00 per share, payable annually, if and when declared by the board of directors.  Dividends are not cumulative and the board of directors is under no obligation to declare dividends.

Convertibility

The Series A Preferred Stock is convertible into the Company’s common stock by dividing $1.00 plus any unpaid dividends by 50% of the five-day average closing bid price of the common shares.

NOTE 8 -

COMMON STOCK TRANSACTIONS

During the years ended December 31, 2018 and 2017, the following stock transactions occurred:

•

During 2018, the Board of Directors approved the issuance of 1,000,000 shares of restricted common stock, valued at $40,000, to the President/CEO.

During 2018, the Board of Directors approved the issuance of 200,000 shares of restricted common stock, valued at $8,000 to Directors of the Company.

During 2018, the Board of Directors approved the issuance of 81,000 shares of restricted common stock, valued at $3,240 to the CFO of the Company.

During 2018, in addition to the shares stated above, the Board of Directors approved the issuance of 1,325,000 shares of restricted common stock, valued at $53,000, to employees and 5,190,000 shares of restricted common stock, valued at $207,600, to consultants

•

During 2017, the Board of Directors approved the issuance of 4,000,000 shares of restricted common stock, valued at $194,400, to the President/CEO.

During 2017, the Board of Directors approved the issuance of 200,000 shares of restricted common stock, valued at $9,600 to Directors of the Company.

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

NOTE 9 -

CONCENTRATIONS OF RISK

Cash in Excess of Federally Insured Amount

While the Company, at December 31, 2018 and 2017 were below the FDIC insurance limit, at times during those years the Company had cash balances that exceed the federally insured limits of $250,000 per depositor per banking institution. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with respect to its cash balances.

Sales and Accounts Receivable

The Company has four major customers who represent a significant portion of revenue.  These four customers represented 44% and 54% of total sales revenue for the year ended December 31, 2018 and 2017, respectively.  At December 31, 2018 and 2017, accounts receivable balances from these customers represent 41% and 64% respectively, of the total receivables.  The Company has strong relationships with each of these customers and does not believe this concentration poses a significant risk due to those long-term relationships and uniqueness of the products they purchase from the Company.  We have identified primary and secondary sources for each of the products we purchase for resale and for the raw materials we use to manufacture our products, so do not anticipate any difficulty in filling the orders placed by our customers.

NOTE 10 -

LINE OF CREDIT

The Company has a credit line with a commercial bank of $100,000 secured by its inventory and accounts receivable bearing a variable interest rate, which was 5.50% as of the balance sheet date, and automatically renews so long as the Company is in compliance with the loan covenants. As of December 31, 2018, there was a $9,878 drawn against that line of credit, leaving an available balance of $90,122.  The line automatically renews on April 1 of each year and the $100,000 credit amount was available at December 31, 2018.

NOTE 11 – COMMON STOCK OPTIONS

On December 31, 2007, the Company’s Board of Directors approved an equity plan.  The equity plan known as the 2007 Equity Incentive Plan (the “Plan”) reserves up to 6,000,000 shares of the Company’s authorized common stock for issuance to officers, directors, employees and consultants under the terms of the Plan.  On December 31, 2009, the Company’s board of directors amended the Plan to authorize 12,000,000 shares.  The Plan permits the Board of Directors to issue stock options and restricted stock.  At December 31, 2018 there were no options outstanding.  The plan has a current expiration date of December 30, 2019.

NOTE 12 – INTANGIBLE ASSETS

Definite lived intangible assets are stated at cost and amortized using the straight-line method.  The remaining lives over which the intangible assets will be amortized is approximately 2 years, at which time the intangible assets will become fully amortized.

Intangible assets and related amortization and impairment for the period are as follows:

December 31, 2018
	Cost	Accumulated Amortization	Net Book Value
Patents	$ 1,403,045	$ (1,403,045)	$ -
Customer lists	414,532	(414,532)	-

Totals	$ 1,817,577	$ (1,817,577)	$ -

December 31, 2017
	Cost	Accumulated Amortization	Net Book Value
Patents	$ 1,403,045	$ (1,403,045)	$ -
Customer lists	414,532	(414,532)	-

Totals	$ 1,817,577	$ (1,817,577)	$ -

Amortization expense for the years ended December 31, 2018, and 2017, was $0 and $0, respectively.

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

As sales did not reach or exceed the triggering threshold, no royalty payments were made under the royalty agreement during 2018 and 2017.  In December 2018, management made the decision to remove detectors from their product line due to lack of demand for the product.

NOTE 14 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2018 and 2017 consist of the following:

	2018	2017
Federal:
Current	$-	$-
Deferred	-	-
State:
Current	-	-
Deferred	-	-
	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2018 and 2017:

	2018	2017
Deferred tax assets (liabilities):

NOL Carryover	$2,568,963	$2,509,214
Stock Based Compensation	283,611	240,015
Depreciation and Amortization	(557,735)	(481,815)
Inventory Reserves	18,490	18,490
R&D Tax Credits	(1,473)	(23,323)
Debenture Interest Payable	(474,381)	(474,381)
Other Reserves	13,060	13,060
Valuation Allowance	(1,850,535)	(1,801,260)
Net deferred tax asset (liability)	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2018 and 2017 due to the following:

	2018	2017

Tax at statutory rate:	$(52,400)	$(140,766)
Effects of:
Meals and Entertainment	(3,125)	(3,485)
Stock-Based Compensation	(21,890)	(81,161)
Depreciation and Amortization	75,512	125,853
Inventory Reserve	(3,808)	(22,290)
R & D Tax Credits	(21,850)	(16,344)
Other, net	-	913
Change in Valuation Allowance	27,561	137,281
	$-	$-

At December 31, 2018, the Company had net operating loss carryforwards of approximately $7,520,180 that may be offset against future income from the year 2018 through 2038.

No tax benefit has been reported in the December 31, 2018 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 15 – RELATED PARTY TRANSACTIONS

Stock Issuances

In December 2018 the Board of Directors approved the issuance of 1,000,000 shares of restricted common stock to the President/CEO and the issuance of 281,000 shares of restricted common stock to other officers and directors. These shares were for compensation. These shares were recorded at the trading price at the time of approval, for an average of $0.04 per share, resulting in $51,240 recorded as stock-based compensation expense.

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

NOTE 16 – SUBSEQUENT EVENTS

None.