Form 10-Q
period 2019-03-31
REFLECT SCIENTIFIC INC
filed 2019-05-15
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Non-accelerated filer      [X]

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

Yes [  ]   No [X]

Indicate by check mark whether the Registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

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

Class

Outstanding as of May 14, 2019

79,108,086 shares of $0.01 par value common stock on May 14, 2019

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2019

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the 10-K for the period ended December 31, 2018, accompanying notes, and with the historical financial information of the Company.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2019 (Unaudited)	December 31, 2018

CURRENT ASSETS

Cash	$255,481	$220,427
Accounts receivable, net	131,702	155,543
Inventory, net	155,035	142,325
Prepaid assets	3,510	3,510

Total Current Assets	545,728	521,805

FIXED ASSETS, NET	6,771	7,766

OTHER ASSETS

Operating lease right-of-use asset	83,230	-
Goodwill	60,000	60,000
Deposits	3,100	3,100

TOTAL ASSETS	$698,829	$592,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2019 (Unaudited)	December 31, 2018

CURRENT LIABILITIES

Accounts payable and accrued expense	$92,791	$52,450
Short-term line of credit	9,582	9,878
Customer deposits	-	12,500
Operating lease liabilities – current portion	46,318
Income taxes payable	100	100

Total Current Liabilities	148,791	74,928

Operating lease liabilities – long-term	37,830	-

Total Liabilities	186,621	74,928

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding		-
Common stock, $0.01 par value, authorized 100,000,000 shares; 79,108,086 and 79,108,086 issued and outstanding, respectively	791,080	791,080
Additional paid in capital	20,027,370	20,027,370
Accumulated deficit	(20,306,242)	(20,300,707)

Total Stockholders’ Equity	512,208	517,743

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$698,829	$592,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
REVENUES	$326,314	$425,681

COST OF GOODS SOLD	93,906	109,310

GROSS PROFIT	232,408	316,371

OPERATING EXPENSES
Salaries and wages	118,123	112,761
Research and development expense	25,161	14,905
General and administrative expense	93,621	89,984
Total Operating Expenses	237,744	217,650

OPERATING INCOME (LOSS)	(5,336)	98,721

OTHER EXPENSE

Total Other Expenses	199	-

NET INCOME (LOSS) BEFORE TAXES	(5,535)	98,721

Provision for income taxes	-	-

NET INCOME (LOSS)	$(5,535)	$98,721

NET INCOME (LOSS) PER SHARE – BASIC	$(0.00)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	79,108,086	71,312,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Three Months Ended March 31, 2019 and 2018

For the Three-month Period Ended March 31, 2019

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2018	79,108,086	$ 791,080	$ 20,027,370	$ (20,300,707)	$517,743

Net loss for the three month period ended March 31, 2019				(5,535)	(5,535)

Balance, March 31, 2019	79,108,086	$ 791,080	$ 20,027,370	$ (20,306,242)	$512,208

For the Three-month Period Ended March 31, 2018

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2017	71,312,086	$ 713,120	$ 19,793,490	$ (20,051,184)	$455,426

Net loss for the three month period ended March 31, 2018				98,721	98,721

Balance, March 31, 2018	71,312,086	$ 713,120	$ 19,793,490	$ (19,952,463)	$554,147

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Three Months Ended

March 31,

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,535)	$98,721
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	995	-
Changes in operating assets and liabilities:
Accounts receivable	23,841	(29,487)
Inventory	(12,710)	6,135
Accounts payable and accrued expenses	40,340	1,301
Operating lease right-of-use asset	11,851	-
Operating lease obligations	(10,939)	-
Customer deposits	(12,500)	(69,852)
Net Cash (used in) provided by Operating Activities	35,350	6,818

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on short-term line of credit	(296)	-
Net Cash used in investing Activities	(296)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash used in Financing Activities	-	-

NET CHANGE IN CASH	35,054	6,818
CASH AT BEGINNING OF PERIOD	220,427	235,858
CASH AT END OF PERIOD	$255,481	$242,676

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$296	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2018 financial statements.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Reflect Scientific, Inc. and its wholly owned subsidiary, Cryometrix. Intercompany transactions and accounts have been eliminated in consolidation.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

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

REVENUE RECOGNITION.

 We have applied the new revenue standard to all contracts from the date of initial application.  We recognize revenue when or as we satisfy a performance obligation.  We generally satisfy performance obligations at a point in time upon shipment of goods or, with our freezers, upon final acceptance of the unit by the customer, in accordance with the terms of each contract with the customer.

A part of our customer base is made up of international customers.  The table below allocates revenue between domestic and international customers.

	March 31,			March 31,
		2019			2018
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$225,157	-	225,157	$321,389		321,389
International	101,157		101,157	104,292		104,292
	$326,314		326,314	$425,681		425,681

Components	253,895	-	253,895	294,031	-	294,031
Engineering Services	72,419		72,419	131,650		131,650
	$326,314		326,314	$425,681		425,681

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

ACCOUNTS RECEIVABLE:  Accounts receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2019 and December 31, 2018, the Company had accounts receivable, net of the allowance, of $131,702 and $155,543, respectively.  At March 31, 2019 and December 31, 2018 the allowance for doubtful accounts was $4,000 and $4,000, respectively.

INVENTORY:

Inventories are presented net of an allowance for obsolescence and are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for detectors and ultra-low temperature freezers which it builds and other scientific items.  At March 31, 2019, inventory was made up of $241,374 of finished goods, less an allowance for obsolescence of $86,339.  At December 31, 2018, inventory was comprised of $228,664 of finished goods, less an allowance for obsolescence of $86,339. There were no raw materials or work in progress for either period presented.

INTANGIBLE ASSETS:  Costs to obtain or develop patents are capitalized and amortized over the life of the patents. Patents are amortized from the date the Company acquires or is awarded the patent over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. We perform an impairment analysis on an annual basis.  The Company’s analysis did not indicate any impairment of intangible assets as of the impairment analysis conducted December 31, 2018.

GOODWILL: Goodwill represents the excess of the Company’s acquisition cost over the fair value of net assets of the acquisition. Goodwill is not amortized, but is tested for impairment annually, or when a triggering event occurs. As described in ACS 360, the Company has adopted the goodwill impairment analysis that includes quantitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. A fair-value-based test is applied at the overall Company level. The test compares the estimated fair value of the Company at the date of the analysis to the carrying value of its net assets. The analysis also requires various judgments and estimates, including general and macroeconomic conditions, industry and the Company’s targeted market conditions, as well as relevant entity-specific events, such as a change in the market for the Company’s products and services. After considering the qualitative factors that would indicate a need for interim impairment of goodwill and applying the two-step process described in ASC 360, management has determined that the value of Company’s assets is not more likely than not less than the carrying value of the Company including goodwill, and that no impairment charge needs be recognized during the reporting periods.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

LEASES: In February of 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02 - Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company adopted this update as of January 1, 2019 using the modified retrospective transition method. Prior periods have not been restated. Upon implementation, the Company recognized an initial right-of-use asset of $95,087 and lease liability of $95,087. Due to the simplistic nature of the Company's leases, no change to retained earnings was required. See Note 4 for further details.

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

EARNINGS PER SHARE: The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period.  Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period.  Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive.  At March 31, 2019 and 2018, the Company had no common stock equivalents.

RECENT ACCOUNTING PRONOUNCEMENTS:   In March 2019 the Financial Accounting Standards Board issued ASU No. 2019-01 “Leases”, a clarification of the guidance issued in February 2016, ASU No. 2016-02, “Leases” Topic 842.  The Company adopted this standard effective January 2019. The adoption of this standard resulted in recording right-of-use assets and lease liabilities on its balance sheet.  The adoption was made on a prospective basis and, as a result, prior period amounts were not adjusted to reflect the impact of the updated guidance.  The adoption of this new accounting guidance did not have a significant impact on our financial statements.

June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard became effective for us on January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 3 -   GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $20,306,242 at March 31, 2019.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has taken a number of actions to reduce expenses. Management is seeking additional funding through the capital markets to facilitate the settlement of the remaining debentures, as well as to provide operating capital for its operations.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 4 -   LEASES

We adopted ASC 842 using the modified retrospective approach, which allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019.  As a result prior period presented before this adoption are not adjusted to reflect the effect of this new standard.

We have operating leases for our office and warehouse facility as well as for an automobile.  We used the lease termination dates of November 30, 2020 for the building and July 7, 2021 for the automobile to calculate right of use (“ROU”) assets and lease liabilities.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited The following was included in our consolidated condensed balance sheet as of March 31, 2019:

Leases

As of March 31, 2019

Assets

ROU operating lease assets

$  83,230

Liabilities

Short-term operating lease liabilities

$  46,318

Long-term operating lease liabilities

    37,830

     Total operating lease liabilities

$  84,148

We recognize lease expense on a straight-line basis over the term of the lease.

Three Months Ended

Lease Cost

March 31, 2019

Operating lease cost

Administrative expenses

$  11,066

Our building lease does not specify an implicit rate of interest.  Therefore, we estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates.  As of March 31, 209, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Three Months Ended

Supplemental Disclosures

March 31, 2019

Weighted average remaining lease term

1.76 years

Weighted average discount rate

  7% years

As of March 31, 2019, maturities of operating lease liabilities were the following:

Amounts under

Years ended December 31,

operating leases

Remaining 2019

$  38,028

2020

    48,160

2021

      3,774

Total lease payments

    89,962

Less imputed interest

    (5,814)

Total

$  84,148

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

NOTE 5 -   SUBSEQUENT EVENTS

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company has adopted the new revenue recognition and lease accounting standards. The Company believes there have been no other significant changes during the three month period ended March 31, 2019, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Plan of Operation and Business Growth

Our revenues during the three month reporting periods decreased 23% during 2019 compared to 2018 revenues, as freezer sales for the period were $59,231 lower in 2019 than 2018.

Our efforts continue to be focused on increasing the sales of our life science consumables while, at the same time, working to enhance the design of our liquid nitrogen refrigeration products.  Of those liquid nitrogen refrigeration products, the ultra-low temperature freezer is receiving highest priority.  We have received positive feedback of the improvements and enhancements made to the design of the ultra-low temperature freezer.  We also continue work on the refrigerated trailer, or “reefer.”  We have our first manufactured unit operational, have conducted a number of road tests and are working to develop alliances with contract manufacturers for those products.

Concurrent with the development and commercialization of the above products, we have completed our on-line catalog and are making progress in enrolling new distributors for our consumable products.

An analysis of operating results for the three months ended March 31, 2019 and 2018 follows.

Results of Operations

Three Months Ended March 31, 2019 and 2018

	For the three months ended March 31,
	2019	2018	Change
Revenues	$326,314	$425,681	$(99,367)
Cost of goods sold	93,906	109,310	(15,404)
Gross profit	232,408	316,371	(83,963)
Operating expenses	237,744	217,650	20,094
Other expense	199	-	199
Net profit (loss)	$(5,535)	$98,721	$(104,256)

Revenues decreased during the quarter ended March 31, 2019, to $326,314 from $425,681 for the quarter ended March 31, 2018, a decrease of $99,367.  The decrease results primarily from the sale of ultra-low temperature freezers which generated revenue of $72,419 in 2019 compared to revenue of $131,650 in 2018. We are continuing work to increase our market penetration in the ultra-low temperature freezer market.

Cost of goods decreased in the quarter ending March 31, 2019, as compared to March 31, 2018, to $93,906 from $109,310, a decrease of $15,404. We realized a gross profit percentage of 71% for the three months ended March 31, 2019, compared to 74% for the three months ended March 31, 2018.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses increased to $237,744 in the three months ended March 31, 2019, an increase of $20,094 over the expenses of $217,650 incurred in the three-month period ended March 31, 2018.  The increase results primarily from increases in salaries, research and development, health insurance, professional fees, and advertising and commissions, offset by small increases in a number of other expense categories. While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

The net loss for the three-month period ended March 31, 2019 was $5,535, which compares to a net income of $98,721for the three-month period ended March 31, 2018.  Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net loss of $5,535 for the three-month period ended March 31, 2019 represents a loss of $0.00 per share.  This compares to the net income of $98,271, or gain of $0.00 per share, for the three months ended March 31, 2018.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at March 31, 2019, were $255,481, with accounts receivable of $131,702, net of allowance, and inventory of $155,035, net of allowance. Our working capital on March 31, 2019, was $396,937.  Working capital on December 31, 2018 was $446,877.

For the three-month period ended March 31, 2019, net cash provided by operating activities was $35,351 which compares to $6,818 net cash provided by operating activities for the three-month period ended March 31, 2018.

Off-Balance Sheet Arrangements

None.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act.  Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the three month period ended March 31, 2019 that have materially affected, or are like to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None; not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2019, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Reflect Scientific, Inc.

(Registrant)

Date:

May 15, 2019

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

May 15, 2019

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

May 15, 2019

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial Officer