Form 10-Q
period 2019-06-30
REFLECT SCIENTIFIC INC
filed 2019-08-14
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

(801) 226-4100

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

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

Class

Outstanding as of August 14, 2019

79,108,086 shares of $0.01 par value common stock on August 14, 2019

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2019

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2019 (Unaudited)	December 31, 2018

CURRENT ASSETS

Cash	$205,456	$220,427
Accounts receivable, net	120,605	155,543
Inventory, net	162,593	142,325
Prepaid assets	3,510	3,510

Total Current Assets	492,164	521,805

FIXED ASSETS, NET	5,776	7,766

OTHER ASSETS

Operating lease right-of-use assets	70,590	-
Goodwill	60,000	60,000
Deposits	3,100	3,100

TOTAL ASSETS	$631,630	$592,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2019 (Unaudited)	December 31, 2018

CURRENT LIABILITIES

Accounts payable and accrued expense	$56,754	$52,450
Short-term line of credit	9,290	9,878
Customer deposits	-	12,500
Operating lease liabilities – current portion	46,318	-
Income taxes payable	100	100

Total Current Liabilities	112,462	74,928

LONG-TERM LIABILITIES

Operating lease liabilities	25,190	-

Total Liabilities	137,652	74,928

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 79,108,086 and 79,108,086 issued and outstanding, respectively	791,081	791,081
Additional paid in capital	20,027,369	20,027,369
Accumulated deficit	(20,324,472)	(20,300,707)

Total Stockholders’ Equity	493,978	517,743

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$631,630	$592,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES	$284,567	$334,659	$610,881	$760,340

COST OF GOODS SOLD	105,629	120,527	199,535	229,837

GROSS PROFIT	178,938	214,132	411,346	530,503

OPERATING EXPENSES
Salaries and wages	112,190	159,773	230,313	272,534
Rent expense	9,179	12,468	19,196	21,451
Research and development expense	4,462	-	29,623	14,905
General and administrative expense	72,669	259,638	157,112	340,639
Total Operating Expenses	198,500	431,879	436,244	649,529

OPERATING LOSS	(19,562)	(217,747)	(24,898)	(119,026)

OTHER INCOME (EXPENSE)
Total Other Income (Expenses)	1,332	-	1,133	-

NET LOSS BEFORE TAXES	(18,230)	(217,747)	(23,765)	(119,026)

Income tax benefit (expense)	-	-	-	-

NET LOSS	$(18,230)	$(217,747)	$(23,765)	$(119,026)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	79,108,086	73,997,800	79,108,086	72,662,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENIFIC, INC.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2019 and 2018

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2018	79,108,086	$ 791,081	$ 20,027,369	$ (20,300,707)	$ 517,743

Net loss for the three-month period ended March 31, 2019	-	-	-	(5,535)	(5,535)

Balance, March 31, 2019	79,108,086	791,081	20,027,369	(20,306,242)	512,208

Net loss for the three-month period ended June 30, 2019	-	-	-	(18,230)	(18,230)

Balance, June 30, 2019	79,108,086	$ 791,081	$ 20,027,369	$ (20,324,472)	$493,978

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2017	71,312,086	$ 713,121	$19,793,489	$(20,051,184)	$ 455,426

Net profit for the three-month period ended March 31, 2018	-	-	-	98,721	98,721

Balance, March 31, 2018	71,312,086	713,121	19,793,489	(19,952,463)	554,147

Stock issued for consulting services	4,200,000	42,000	126,000	-	168,000
Stock issued for compensation	1,000,000	10,000	30,000	-	40,000
Net loss for the three-month period ended June 30, 2018	-	-	-	(217,747)	(217,747)

Balance, June 30, 2018	76,512,086	$ 765,121	$19,949,489	$(20,170,210)	$ 544,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Six Months Ended

June 30,

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,765)	$(119,026)
Adjustments to reconcile net income to net cash
used in operating activities:
Common stock issued for services	-	148,645
Stock-based compensation	-	40,000
Depreciation	1,990	-
Changes in operating assets and liabilities:
Accounts receivable	34,938	(40,292)
Inventory	(20,268)	(9,952)
Prepaid expenses	-	(10,750)
Accounts payable and accrued expenses	4,304	(33,800)
Operating lease right-of-use asset	24,497	-
Operating lease liabilities	(23,579)	-
Customer deposits	(12,500)	(67,002)
Net Cash used in Operating Activities	(14,383)	(92,177)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments on short-term line of credit	(588)	-
Net Cash used in investing Activities	(588)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net funds received from line of credit	-	10,750
Net Cash provided by Financing Activities	-	10,750
NET CHANGE IN CASH	(14,971)	(81,427)
CASH AT BEGINNING OF PERIOD	220,427	235,858
CASH AT END OF PERIOD	$205,456	$154,431

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$588	$-
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid expenses		$19,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2018 financial statements.  Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

June 30, 2019

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

A part of our customer base is made up of international customers.  The table below allocates revenue between domestic and international customers.

	June 30, 2019			June 30, 2018

	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$464,642	-	464,642	$594,057		594,057
International	146,239		146,239	186,283		186,283
	$610,881		610,881	$760,340		760,340

Components	453,112	-	453,112	538,152	-	538,152
Engineering Services	157,769		157,769	222,188		222,188
	$610,881		610,881	$760,340		760,340

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

ACCOUNTS RECEIVABLE:  Accounts receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2019 and December 31, 2018, the Company had accounts receivable, net of the allowance, of $120,605 and $155,543, respectively.  At June 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $4,000 and $4,000, respectively.

INVENTORY:

Inventories are presented net of an allowance for obsolescence and are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for detectors and ultra-low temperature freezers which it builds and other scientific items. At June 30, 2019 and December 31, 2018, the Company had inventory consisting of finished goods, net of allowance, of $162,593 and $142,325, respectively. At June 30, 2019 and December 31, 2018, the allowance for obsolescence was $86,339 and 86,339, respectively.

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

June 30, 2019

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

NET LOSS PER SHARE: The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.  Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period.  Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive.  At June 30, 2019 and 2018, the Company had no common stock equivalents.

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

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

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

NOTE 3 -   GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $20,324,472 at June 30, 2019.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has taken a number of actions to reduce expenses. Management is seeking additional funding through the capital markets to facilitate the settlement of the remaining debentures, as well as to provide operating capital for its operations.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 4 -   LEASES

We adopted ASC 842 using the modified retrospective approach, which allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019.  As a result, prior period presented before this adoption are not adjusted to reflect the effect of this new standard.

We have operating leases for our office and warehouse facility as well as for an automobile.  We used the lease termination dates of November 30, 2020 for the building and July 7, 2021 for the automobile to calculate right of use (“ROU”) assets and lease liabilities.

The following was included in our consolidated condensed balance sheet as of June 30, 2019:

Leases

As of June 30, 2019

Assets

ROU operating lease assets

$  70,590

Liabilities

Operating lease liabilities – current portion

$  46,318

Operating lease liabilities

    25,190

     Total operating lease liabilities

$  71,508

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

We recognize lease expense on a straight-line basis over the term of the lease.

Six Months Ended

Lease Cost

June 30, 2019

Operating lease cost

Administrative expenses

$       3,860

Rent expense

       19,196

Total operating lease cost

$     23,056

Our building lease does not specify an implicit rate of interest.  Therefore, we estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates.  As of June 30, 2019, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Six Months Ended

Supplemental Disclosures

June 30, 2019

Weighted average remaining lease term

1.53 years

Weighted average discount rate

  7% years

As of June 30, 2019, maturities of operating lease liabilities were the following:

Amounts under

Years ended December 31,

operating leases

Remaining 2019

$  25,388

2020

    48,160

2021

      3,774

Total lease payments

    77,322

Less imputed interest

    (5,814)

Total

$  71,508

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company has adopted the new revenue recognition and lease accounting standards. The Company believes there have been no other significant changes during the six-month period ended June 30, 2019, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Plan of Operation and Business Growth

Our revenues during the six-month reporting periods decreased 20% during 2019 compared to 2018 revenues, as freezer sales for the 2019 period were $64,419 lower than 2018 and our specialty lab product sales slowed. The major decreases were in sales of vials, purification products, and detectors.  We discontinued our detector product at the end of 2018, so there were no 2019 sales compared to sales of $14,724 in 2018.

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

We are receiving considerable interest in our latest product introduction, which is an ultra-cold chiller used in the manufacture of CBD oil.  This unit improves the efficiency of the manufacturing process and enables the production of a higher purity in the CBD oil produced.

Concurrent with the development and commercialization of the above products, we have completed our on-line catalog and are making progress in enrolling new distributors for our consumable products.

An analysis of operating results for the three months ended June 30, 2019 and 2018 follows.

Results of Operations

Three Months Ended June 30, 2019 and 2018

	For the three months ended June 30,
	2019	2018	Change
Revenues	$284,567	$334,659	$(50,092)
Cost of goods sold	105,629	120,527	(14,898)
Gross profit	178,938	214,132	(35,194)
Operating expenses	198,500	431,879	(233,379)
Other expense	1,332	-	1,332
Net profit (loss)	$(18,230)	$(217,747)	$199,517

Revenues decreased during the three-month period ended June 30, 2019, to $284,567 from $334,659 for the three-month period ended June 30, 2018, a decrease of $50,092.  The decrease results primarily from decreased sale of specialty lab supplies.  We are continuing work to increase our market penetration in the ultra-low temperature freezer market.

Cost of goods decreased in the quarter ending June 30, 2019, as compared to June 30, 2018, to $105,629 from $120,527, a decrease of $14,898. We realized a gross profit percentage of 63% for the three months ended June 30, 2019, compared to 64% for the three months ended June 30, 2018.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses decreased to $198,500 in the three months ended June 30, 2019, a decrease of $233,379 over the expenses of $431,879 incurred in the three-month period ended June 30, 2018.  The decrease results primarily from the $208,000 charge recorded in 2018 for the issuance of stock for the payment of consulting services and stock-based compensation to an employee.  There were no stock issuances for services in 2019. While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

The net loss for the three-month period ended June 30, 2019 was $18,230, which compares to a net loss of $217,747 for the three-month period ended June 30, 2018.  Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net loss of $18,230 for the three-month period ended June 30, 2019 represents a loss of $0.00 per share.  This compares to the net loss of $217,747, or loss of $0.00 per share, for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 and 2018

	For the six months ended June 30,
	2019	2018	Change
Revenues	$610,881	$760,340	$(149,459)
Cost of goods sold	199,535	229,837	(30,302)
Gross profit	411,346	530,503	(119,157)
Operating expenses	436,244	649,529	(213,285)
Other expense	1,133	-	1,133
Net profit (loss)	$(23,765)	$(119,026)	$95,261

Revenues decreased during the quarter ended June 30, 2019, to $610,881 from $760,340 for the quarter ended June 30, 2018, a decrease of $149,459.  The decrease results primarily from the sale of ultra-low temperature freezers which generated revenue of $157,769 in 2019 compared to revenue of $222,188 in 2018. We are continuing work to increase our market penetration in the ultra-low temperature freezer market.

Cost of goods decreased in the quarter ending June 30, 2019, as compared to June 30, 2018, to $199,535 from $229,837, a decrease of $30,302. We realized a gross profit percentage of 67% for the six months ended June 30, 2019, compared to 70% for the six months ended June 30, 2018.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses decreased to $436,244 in the six months ended June 30, 2019, a decrease of $213,285 over the expenses of $649,529 incurred in the six-month period ended June 30, 2018.  The increase results primarily from stock-based consulting fees and stock-based compensation paid in 2018. While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

The net loss for the six-month period ended June 30, 2019 was $23,765, which compares to a net loss of $119,026 for the six-month period ended June 30, 2018.  Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net loss of $23,765 for the six-month period ended June 30, 2019 represents a loss of $0.00 per share. This compares to the net loss of $119,026, or loss of $0.00 per share, for the six months ended June 30, 2018.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at June 30, 2019, were $205,456, with accounts receivable of $120,605, net of allowance, and inventory of $162,593, net of allowance. Our working capital on June 30, 2019, was $379,702.  Working capital on December 31, 2018 was $446,877.

For the six-month period ended June 30, 2019, net cash used in operating activities was $14,383 which compares to $92,177 net cash used in operating activities for the six-month period ended June 30, 2018.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act.  Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the six-month period ended June 30, 2019 that have materially affected, or are like to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None; not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2019, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Reflect Scientific, Inc.

(Registrant)

Date:

August 14, 2019

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

August 14, 2019

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

August 14, 2019

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial Officer