Form 10-Q
period 2019-09-30
REFLECT SCIENTIFIC INC
filed 2019-11-19
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Title of class

Ticker symbol

Name of exchange on which registered

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

Class

Outstanding as of November 18, 2019

79,108,086 shares of $0.01 par value common stock on November 18, 2019

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2019

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

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2019 (Unaudited)	December 31, 2018

CURRENT ASSETS

Cash	$457,094	$220,427
Accounts receivable, net	40,689	155,543
Inventory, net	182,724	142,325
Prepaid assets	3,510	3,510

Total Current Assets	684,017	521,805

FIXED ASSETS, NET	4,781	7,766

OTHER ASSETS

Operating lease right-of-use assets	61,137	-
Goodwill	60,000	60,000
Deposits	3,100	3,100

TOTAL ASSETS	$813,035	$592,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2019 (Unaudited)	December 31, 2018

CURRENT LIABILITIES

Accounts payable and accrued expense	$61,053	$52,450
Short-term line of credit	9,010	9,878
Customer deposits	185,731	12,500
Operating lease liabilities – current portion	48,765	-
Income taxes payable	100	100

Total Current Liabilities	304,659	74,928

LONG-TERM LIABILITIES

Operating lease liabilities	12,877	-

Total Liabilities	317,536	74,928

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 79,108,086 and 79,108,086 issued and outstanding, respectively	791,081	791,081
Additional paid in capital	20,027,369	20,027,369
Accumulated deficit	(20,322,951)	(20,300,707)

Total Stockholders’ Equity	495,499	517,743

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$813,035	$592,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES	$366,431	$359,151	$977,312	$1,119,491

COST OF GOODS SOLD	101,366	151,178	300,901	381,015

GROSS PROFIT	265,065	207,973	676,411	738,476

OPERATING EXPENSES
Salaries and wages	113,611	128,339	343,924	400,873
Rent expense	8,977	6,379	28,173	27,830
Research and development expense	75,417	34,542	105,040	49,447
General and administrative expense	63,823	80,832	220,935	421,469
Total Operating Expenses	261,828	250,090	698,072	899,619

OPERATING INCOME (LOSS)	3,237	(42,117)	(21,661)	(161,143)

OTHER INCOME (EXPENSE)
Total Other Income (Expenses)	(1,716)	(456)	(583)	(456)

NET INCOME (LOSS) BEFORE TAXES	1,521	(42,573)	(22,244)	(161,599)

Income tax benefit (expense)	-	-	-	-

NET INCOME (LOSS)	$1,521	$(42,573)	$(22,244)	$(161,599)

NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	79,108,086	76,512,086	79,108,086	73,959,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENIFIC, INC.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2019

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2018	79,108,086	$ 791,081	$ 20,027,369	$ (20,300,707)	$ 517,743

Net loss for the three-month period ended March 31, 2019	-	-	-	(5,535)	(5,535)

Balance, March 31, 2019	79,108,086	791,081	20,027,369	(20,306,242)	512,208

Net loss for the three-month period ended June 30, 2019	-	-	-	(18,230)	(18,230)

Balance, June 30, 2019	79,108,086	$ 791,081	$ 29,027,369	$ (20,324,472)	$ 493,978

Net income for the three-month period ended September 30, 2019	-	-	-	1,521	1,521

Balance, September 30, 2019	79,108,086	$ 791,081	$ 20,027,369	$ (20,322,951)	$495,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENIFIC, INC.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2018

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2017	71,312,086	$ 713,121	$ 19,793,489	$(20,051,184)	$ 455,426

Net income for the three-month period ended March 31, 2018	-	-	-	98,721	98,721

Balance, March 31, 2018	71,312,086	713,121	19,793,489	(19,952,463)	554,147

Stock issued for consulting services	4,200,000	42,000	126,000	-	168,000
Stock issued for compensation	1,000,000	10,000	30,000	-	40,000
Net loss for the three-month period ended June 30, 2018	-	-	-	(217,747)	(217,747)

Balance, June 30, 2018	76,512,086	$ 765,121	$19,949,489	$(20,170,210)	$ 544,400

Net loss for the three-month period ended September 30, 2018	-	-	-	(42,573)	(42,573)

Balance, September 30, 2018	76,512,086	$ 765,121	$ 19,949,489	$ (20,212,783)	$ 501,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the

Nine Months Ended

September 30,

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,244)	$(161,599)
Adjustments to reconcile net income to net cash
used in operating activities:
Common stock issued for services	-	158,322
Stock-based compensation	-	40,000
Depreciation	2,985	-
Changes in operating assets and liabilities:
Accounts receivable	114,854	(67,554)
Inventory	(40,399)	12,542
Prepaid expenses	-	(11,159)
Accounts payable and accrued expenses	8,603	20,860
Operating lease right-of-use asset	33,950	-
Operating lease liabilities	(34,445)	-
Customer deposits	173,231	(55,783)
Net Cash provided by (used in) Operating Activities	237,535	(67,371)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments on short-term line of credit	(868)	-
Net Cash used in investing Activities	(868)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net funds received from line of credit	-	10,177
Net Cash provided by Financing Activities	-	10,177
NET CHANGE IN CASH	236,667	(57,194)
CASH AT BEGINNING OF PERIOD	220,427	235,858
CASH AT END OF PERIOD	$457,094	$178,664

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$588	$203
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease right of use assets obtained for operating lease liabilities	$95,087	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2018 financial statements.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

September 30, 2019

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

A part of our customer base is made up of international customers.  The table below allocates revenue between domestic and international customers.

	September 30, 2019			September 30, 2018

	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$735,566	-	735,566	$845,216		845,216
International	241,746		241,746	274,275		274,275
	$977,312		977,312	$1,119,491		1,119,491

Components	682,537	-	682,537	792,376	-	792,376
Engineering Services	229,425		229,425	327,115		327,115
	$977,312		977,312	$1,119,491	1,119,491

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

ACCOUNTS RECEIVABLE:  Accounts receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2019 and December 31, 2018, the Company had accounts receivable, net of the allowance, of $40,689 and $155,543, respectively.  At September 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $4,000 and $4,000, respectively.

INVENTORY:

Inventories are presented net of an allowance for obsolescence and are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for detectors and ultra-low temperature freezers which it builds and other scientific items. At September 30, 2019 and December 31, 2018, the Company had inventory consisting of finished goods, net of allowance, of $182,724 and $142,325, respectively. At September 30, 2019 and December 31, 2018, the allowance for obsolescence was $86,339 and 86,339, respectively.

INTANGIBLE ASSETS:  Costs to obtain or develop patents are capitalized and amortized over the life of the patents. Patents are amortized from the date the Company acquires or is awarded the patent over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. As of September 30, 2019 and December 31, 2018, all of the intangible assets were fully amortized.

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

September 30, 2019

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

NET INCOME (LOSS) PER SHARE: The computation of basic profit and loss per share of common stock is based on the weighted average number of shares outstanding during the period.  Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period.  Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive.  At September 30, 2019 and 2018, the Company had no common stock equivalents.

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

September 30, 2019

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

NOTE 3 -   GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $20,322,951 at September 30, 2019.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The following was included in our consolidated condensed balance sheet as of September 30, 2019:

Leases

As of September 30, 2019

Assets

ROU operating lease assets

$  61,137

Liabilities

Operating lease liabilities – current portion

$  48,765

Operating lease liabilities

    12,877

                Total operating lease liabilities                            $  61,642

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

We recognize lease expense on a straight-line basis over the term of the lease.

Nine Months Ended

Lease Cost

September 30, 2019

Operating lease cost

Administrative expenses

$       5,754

Rent expense

       28,173

Total operating lease cost

$     33,927

Our building lease does not specify an implicit rate of interest.  Therefore, we estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates.  As of September 30, 2019, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Nine Months Ended

Supplemental Disclosures

September 30, 2019

Weighted average remaining lease term

1.29 years

Weighted average discount rate

  7%

As of September 30, 2019, maturities of operating lease liabilities were the following:

Amounts under

Years ended December 31,

operating leases

Remaining 2019

$  12,749

2020

    48,160

2021

      3,774

Total lease payments

    64,682

Less imputed interest

     (3,040)

Total

$  61,642

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company has adopted the new revenue recognition and lease accounting standards. The Company believes there have been no other significant changes during the nine-month period ended September 30, 2019, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

An analysis of operating results for the three months ended September 30, 2019 and 2018 follows.

Results of Operations

Three Months Ended September 30, 2019 and 2018

	For the three months ended September 30,
	2019	2018	Change
Revenues	$366,431	$359,151	$7,280
Cost of goods sold	101,366	151,178	(49,812)
Gross profit	265,065	207,973	57,092
Operating expenses	261,828	250,090	11,738
Other expense	1,716	456	1,260
Net profit (loss)	$1,521	$(42,573)	$44,094

Revenues increased during the three-month period ended September 30, 2019, to $366,431 from $359,151 for the three-month period ended September 30, 2018, an increase of $7,280  The increase results primarily from increased sale of ultra-low temperature freezers.  We are continuing work to increase our market penetration in the ultra-low temperature freezer market and in the ultra-cold chiller.

Cost of goods decreased in the quarter ending September 30, 2019, as compared to September 30, 2018, to $101,366 from $151,178, a decrease of $49,812. We realized a gross profit percentage of 72% for the three months ended September 30, 2019, compared to 58% for the three months ended September 30, 2018.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  The increases sale of freezers during this period provided the higher margins.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses increased to $261,828 in the three months ended September 30, 2019, an increase of

$11,738 over the expenses of $250,090 incurred in the three-month period ended September 30, 2018. The increase results from small increases in a number of expense accounts.  While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

Research and development expenses for the three months ended September 30, 2019 were $75,417, an increase of $40,875 in expenses for the same period in 2018, due to development work  on the ultra-cold CBD oil chiller.  R&D expenses are expected to remain above the prior year level as work continues to commercialize this unit.

Net income for the three-month period ended September 30, 2019 was $1,521, which compares to a net loss of $42,573 for the three-month period ended September 30, 2018.  Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net income of $1,521 for the three-month period ended September 30, 2019 represents income of $0.00 per share.  This compares to the net loss of $42,573, or loss of $0.00 per share, for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 and 2018

	For the nine months ended September 30,
	2019	2018	Change
Revenues	$977,312	$1,119,491	$(142,179)
Cost of goods sold	300,901	381,015	(80,114)
Gross profit	676,411	738,476	(62,065)
Operating expenses	698,072	899,619	(201,547)
Other income (expense)	583	456	127
Net loss	$(22,244)	$(161,599)	$(139,355)

Revenues decreased during the nine months ended September 30, 2019, to $977,312 from $1,119,491 for the nine months ended September 30, 2018, a decrease of $142,179.  The decrease results primarily lower sales of specialty lab supplies. We are continuing work to increase our sales of specialty lab products.

Cost of goods decreased in the quarter ending September 30, 2019, as compared to September 30, 2018, to $300,901 from $381,015 a decrease of $80,114. We realized a gross profit percentage of 69% for the nine months ended September 30, 2019, compared to 69% for the nine months ended September 30, 2018. The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses decreased to $698,072 in the nine months ended September 30, 2019, a decrease of $201,547 over the expenses of $899,619 incurred in the nine-month period ended September 30, 2018. The decrease results primarily from stock-based consulting fees and stock-based compensation paid in 2018. While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

Research and development expenses for the nine months ended September 30, 2019 were $105,040, an increase of $55,593 in expenses for the same period in 2018, due to development work  on the ultra-cold CBD oil chiller.  R&D expenses are expected to remain above the prior year level as work continues to commercialize this unit.

The net loss for the nine-month period ended September 30, 2019 was $22,244, which compares to a net loss of $161,599 for the nine-month period ended September 30, 2018.  Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net loss of $22,244 for the nine-month period ended September 30, 2019 represents a loss of $0.00 per share.  This compares to the net loss of $161,599, or $0.00 per share, for the nine months ended September 30, 2018.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at September 30, 2019, were $457,094, with accounts receivable of $40,689, net of allowance, and inventory of $182,724, net of allowance. Our working capital on September 30, 2019, was $379,358.  Working capital on December 31, 2018 was $446,877.

For the nine-month period ended September 30, 2019, net cash provided by operating activities was $237,535 which compares to $67,371 net cash used in operating activities for the nine-month period ended September 30, 2018.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act.  Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the nine-month period ended September 30, 2019 that have materially affected, or are like to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None; not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2019, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Reflect Scientific, Inc.

(Registrant)

Date:

November 18, 2019

By:  /s/ Kim Boyce

       Kim Boyce, CEO, President and Director

Date:

November 18, 2019

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

November 18, 2019

By:  /s/ Keith Merrell

        Keith Merrell, CFO, Principal Financial Officer