Form 10-K
period 2019-12-31
REFLECT SCIENTIFIC INC
filed 2020-03-30
CIK 1103090

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes  [   ]     No  [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X]  No [  ]    (2) Yes [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]  No  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	(Do not check if a smaller reporting company)
Smaller reporting company [X]	Emerging Growth company [ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

State Issuer’s revenues for its most recent fiscal year:  December 31, 2019 - $1,609,241.

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

There are approximately 36,837,753 shares of common voting stock of the Registrant held by non-affiliates, and based upon the average bid and asked prices of our common stock on June 30, 2019 of $0.0451, as reported by the OTC Bulletin Board of the National Association of Securities Dealers, Inc., the aggregate market value of our common stock held by non-affiliates was approximately $1,627,558.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Past Five Years

None; not applicable.

Outstanding Shares

As of March 23, 2020, the Registrant had 84,739,086 shares of common stock outstanding.

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

On June 27, 2006, we completed the acquisition of Cryomastor pursuant to an Agreement and Plan of Merger (the “Cryomastor Merger Agreement”), which became our wholly-owned subsidiary; changed its name to “Cryometrix, Inc.”; and succeeded to its business operations, which involved the manufacture and sale of ultra-low temperature freezer systems powered by liquid nitrogen for use in bio-repositories associated with the biotech and pharmaceutical industries, as well as government facilities, universities and many other diverse applications that require a large number of reliable and energy efficient freezers.  See our 8-K Current Report dated June 27,

2006, which was filed with the Securities and Exchange Commission on June 30, 2006, and is incorporated herein by reference.  See Part IV, Item 15.

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

Our goal is to provide our customers with the best solution for their needs. This philosophy extends into our business strategies and acquisition plans. Through a series of strategic acquisitions, we acquired technology that has enabled us to expand our line of products that take advantage of market needs. Our growing product portfolio includes ultra-low temperature freezers, blast freezers and refrigerated transportation in addition to supplying OEM products to the life science industry.  Our growing product portfolio includes ultra-low temperature freezers, blast freezers, solvent chillers and refrigerated transportation in addition to supplying OEM products to the life science industry.

Our Cryometrix brand ultra-low temperature and blast freezers innovative design enables our customers to save substantially on energy costs related to cryogenic storage. Ultra-low temperature freezers are used worldwide for the storage of vaccines, DNA, RNA, proteins and many other biological and chemical samples. There is a growing need for energy efficient, reliable ultra-low temperature storage units. Our Cryometrix freezers are targeted to this growing market and we have had tremendous success in blood storage and pharmaceutical manufacturing applications.  The application of this technology for use in refrigerated trailers (commonly called “reefers”) used to transport goods which need to be maintained in a cold environment significantly broadens the market for this technology.  The utilization of this technology in reefers eliminates the current method of cooling, which utilize engines run on hydrocarbon fuels.  The Cryometrix technology is pollutant free and is more cost effective and efficient than the technologies currently used. Reflect has added a new product line of solvent chillers.  Solvent chillers are used in natural products extraction for optimizing product yield.

Products

Reflect Scientific designs, develops and sells scientific equipment for the Life Science and Manufacturing industries.  Since Reflect Scientific’s organization in 1991, our focus is and has been on providing value added products, analytic testing supplies and equipment, and stand-alone products for the life science and industrial marketplace.  Reflect Scientific’s products range from non-mechanical Cyrometrix™ freezers, products and parts for the life science industry to tools and analytical services for industrial manufacturing.

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

We have found a number of companies that can manufacture products to our specification, allowing us to focus on our core competencies of development and design, and maintain a flexible corporate structure capable of taking advantage of new opportunities without the large capital investment required to acquire tooling and manufacturing equipment.  Our focus on the intellectual expertise, as opposed to manufacturing of products, allows us to develop products along multiple industry lines and to tailor our products to specific needs in a variety of industrial settings.  Our products are sold in the biotechnology, natural products, pharmaceutical, cold chain management and medical industries, as well as the manufacturing industries, such as automotive.

Cryometrix Freezers

Our Cryometrix ultra low temperature and blast freezers are, we believe, a technological breakthrough that provides energy savings and other critically important benefits to cryo-storage customers in the Life Science related industries.  Ultra-low temperature and blast freezers are used in multiple industries for the storage and fast freezing profiles of everything from blood to cancer vaccines.  These types of freezers are used by hospitals and biotechnology research facilities.

The only ultra-low temperature freezers currently available are produced by a limited number of companies and rely on a mechanical process for cooling.  Because of inadequacies in the mechanical process, we believe there is wastage of inventory each year because of the problems of reliable cooling inherent in the mechanical freezers.

Our freezers incorporate a disruptive technology, as they are based on a complete divergence from the technology currently used in ultra-low temperature freezers.  Through the advantages of our technology, we believe our freezers solve the current inadequacies and provide immediate cost savings and reliability for our clients.   Current cryogenic storage equipment falls short of customer expectations in a variety of key performance criteria.

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

A new development using a similar liquid nitrogen cooling technology is the solvent chiller.  Solvent chillers are used for providing chilled solvent for extracting a final commercial product from plant materials.  The extraction solvent is rapidly chilled to a temperature that will optimize the extraction and recovery of the final product of interest.  Solvent chillers are being sold into the CBD extraction market.

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

Given our relative size versus our competitors, we are often required to seek niche markets for our products or focus on selling consumable components to be used in our competitors larger detection units.  We believe, however, that our technology and experience in the ultra-low freezers allows us to be competitive in those markets.  As our ultra-low freezer products are new to the marketplace, the products long term commercial acceptance is still unknown.  Most of our products compete against multiple competitors, with our refrigeration products competing primarily against Thermo Fisher Scientific and Sanyo Corporation.

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

Manufacturing, Supplies, and Quality Control

Many of our products are manufactured by carefully selected third party manufacturers. By outsourcing our manufacturing, we are able to reduce the overall cost of our products.  We our lower volume products that are less labor and parts intensive in our facility in Orem, Utah.

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

Dependence on One or a Few Major Customers

Four major customers represented 37% and 44% of our sales volume in 2019 and 2018, respectively. The company has strong relationships with each of these customers and does not believe this concentration poses a significant risk due to those long-term relationships and the uniqueness of the products they purchase from us.

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

Research and Development Costs During the Last Two Fiscal Years

During the year ended December 31, 2019, we expended $210,014 for research and development.  During the year ended December 31, 2018, we expended $104,046 for research and development.  The majority of the research and development on our products is performed by independent contractors who have been enhancing technologies, primarily on the reefer unit and the detectors.  We expect research and development cost to increase in the future with the development work required to commercialize our Cryometrix freezers.

Employees

As of April 1, 2020, subsequent to the balance sheet date, we had 7 full-time and 6 part-time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commissions’ Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

Item 1A. Risk Factors

Not applicable for Registrant.

Item 1B. Unresolved Staff Comments

None. Not applicable.

Item 2. Description of Property

Reflect Scientific conducts all of its business operations from one facility, located in Orem, UT.  This is a combination warehouse, manufacturing and office facility with 6,000 square feet of space; we lease this facility at $3,692 per month to the end of the lease term on November 30, 2020.

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

As of March 23, 2020, there were 84,739,086 shares of our common stock outstanding.  On March 23, 2020, the high and low bid price for our common stock was $0.03 and $0.03, respectively.

Holders

The number of record holders of our common stock as of March 23, 2020, was approximately 182; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	None
Equity compensation plans not approved by security holders	-	-	None
Total	-	-	None

The 2007 Equity Inventive Plan as amended on December 31, 2009, authorized the Company to issue 12,000,000 shares of stock options and restricted stock under an equity plan.  The plan had an expiration date of December 31, 2019.  No stock or option awards were outstanding at the time the plan expired.

Recent Sales of Unregistered Securities

None.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2019 and 2018, from the sale of registered securities.

Issuance of Equity Securities by Us

In December 2019, the board approved the issuance of 2,500,000 shares of restricted stock to its President/CEO, 200,000 shares of restricted common stock to directors, 81,000 shares of restricted stock to its CFO, 2,100,000 shares to employees and 750,000 shares to consultants.

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

Critical Accounting Policies

Reflect Scientific’s accounting policies are more fully described in Note 2 of the consolidated financial statements.  As discussed in Note 2, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  Reflect Scientific believes that the following addresses Reflect Scientific’s most critical accounting policies.  The significant accounting change implemented during the year ended December 31, 2019 related to the adoption of lease accounting.

REVENUE RECOGNITION:  We sell our specialty science and environmental lab supplies through direct sales and through distributor relationships.  We sell our ultra-low temperature freezers through consultants and commission-only sales personnel.   Revenue is recognized when a customer obtains control of promised goods based on the consideration we expect to receive in exchange for these goods. This core principle is achieved through the following steps:

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

Ultra-low temperature freezers sold to customers are built to order.  Generally 50% of the value of the contract is paid by the customer prior to work beginning on manufacturing the freezer.  Upon completion of manufacturing and testing the customer will then sign an acceptance of the unit and make payment of the remaining balance on the contract, at which title passes to the customer.  The units are FOB ship point.  The customer may either arrange to transport the unit with a carrier he uses or ask the Company to arrange such shipment, the charges of which are the responsibility of the customer.  A customer may, after accepting the unit, request that it be upgraded with additional hardware or software options.  Those options are installed under a new contract, with the deposit and final payment requirements being the same as on the original order.

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of December 31, 2019 contained a significant financing component.

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

Contract Balances. We have elected to use the practical expedient in ASC 340-40-25-4 (regarding recognition of the incremental costs of obtaining a contact) for costs related to contracts that are estimated to be completed within one year. In other words. We do not have any material accrued contract costs; however, we do require customer deposits to be made on freezer purchases.  As of December 31, 2019, we have $349,441 of contract liabilities related to these customer deposits and no contract assets.

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

The Company charged $0 and $0 to bad debt expense for the years ended December 31, 2019 and 2018, respectively. The Company has historically experienced minimal bad debts, management feels the allowance of $4,000  at December 31, 2019 to be an adequate reserve based on the experience seen over multiple years.

FIXED ASSETS:  Fixed assets are stated at cost.  Expenditure for minor repairs, maintenance, and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred.  All major additions and improvements are capitalized.  Depreciation is computed using the straight-line method.  The lives over which the fixed assets are depreciated range from 5 to 7 years, except for computer equipment, which is depreciated over a 3-year life.

INVENTORY:  Inventories are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for the imaging and inspection systems which it builds, and other scientific items. An allowance is recorded when it is determined that the amount owing is at high risk.  The Company recorded $86,339 and $86,339 in the inventory allowance for the years 2019 and 2018, respectively.

INCOME TAXES:  Deferred taxes are provided on an asset and liability approach whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2019 and 2018, it did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2019 and 2018 relating to unrecognized benefits.

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

The Company, in accordance with ASC 718, Compensation – Stock Compensation, establishes the value of equity instruments issued to non-employees for goods and services by using the closing price of the stock, as quoted by NASDAQ, on the date of the grant.  The Company believes this method fairly establishes the value of the goods and/or services received.

Overview

During the year ended December 31, 2019 revenue increased by 3.7% compared to the year ended December 31, 2018.  The revenue growth resulted from a $294,311 increase in the sale of our ultra-cold freezers, offset in part by a decline in sales of our specialty lab supplies. While there can be no assurance that freezer sales will increase in future periods, it is encouraging that the marketplace has embraced our disruptive technology, and our installed operating base continues to increase.  Historically, the core business of the company has been the sale of specialty laboratory supplies.  Orders of those supplies decreased as a group in 2019 as compared to 2018.  We are working to attract new distributors to build sales of these specialty items to historical levels.

The Company focused its resources during 2019 to the marketing of our ultra-cold freezers.  Increasing sales of the ultra-low temperature freezers and commercialization of the refrigerated trailer will provide opportunity for the Company to expand sales in the higher margin technology markets.

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

Financial Position

The table below presents a summary of our consolidated balance sheets at December 31, 2019 and 2018:

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended Dec. 31, 2019	Year ended Dec 31, 2018	Increase (Decrease)
Cash	$ 555,156	$ 220,427	$ 334,729
Total current assets	953,945	521,805	432,140
Total assets	1,078,780	592,671	486,109
Total current liabilities	513,204	74,928	438,276
Accumulated deficit	(20,496,295)	(20,300,707)	(195,588)
Total stockholders’ equity (deficit)	$ 553,026	$ 517,743	$ (35,283)

We had $555,156 in cash as of December 31, 2019, an increase of $334,729 from December 31, 2018.  The increase in cash results from contract liabilities from customer deposits received with orders for chillers.  We had working capital of $440,741 at December 31, 2019, compared to working capital of $446,877 at December 31, 2018. The decreased working capital results from the contract liability for customer deposits placed on equipment orders.

Contractual Obligations

The Company leases office/warehouse space in Utah.  In addition, it has a lease on a vehicle.  The following summarizes future minimum lease payments under the operating leases at December 31, 2019:

Minimum Lease Payments
Year Ending December 31,	Building	Automobile	Total
2020	$ 40,612	$ 7,548	$ 48,160
2021	-	3,774	3,774
Total	$ 40,612	$ 11,322	$ 51,934

Results of Operations

December 31, 2019 and 2018

The following table summarizes revenue, cost of goods sold, and operating expenses for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Increase (Decrease)
Revenue	$ 1,609,241	$ 1,551,985	$ 57,256
Cost of Goods Sold	617,599	487,185	130,414
Gross Profit	991,642	1,064,800	(73,158)

Salaries and wages	568,102	585,346	(17,244)
Research and development expense	210,014	104,046	105,968
General and administrative expense	408,359	624,270	(215,911)
Total operating expenses	1,186,475	1,313,662	(127,187)

Loss from operations	(194,833)	(248,862)	54,029

Other income (expense)	(755)	(661)	(94)

Net loss	$ (195,588)	$ (249,523)	$53,935

Total revenue in 2019 increased 3.7% to $1,609,241 from revenue of $1,551,985 in 2018.  Revenue of $732,306 was from ultra-low temperature freezers accounts in 2019, compared with revenue of $437,995 from freezer sales in 2018.  We continue to work to increase sales of these freezer units, as well as working to develop marketing strategies to expand distribution channels of our specialty laboratory products.

Our cost of goods sold increased by $130,414 in the period ending December 31, 2019, as compared to December 31, 2018.  Gross sales margin was 62% in 2019 and 69% in 2018.  Our gross margin percent is influenced by the sales mix, our margin decreased as compared to the prior year due to an increase in allocation of our salaries and wages related to the production of the freezers.  We are working to further increase gross margins through working with current vendors to obtain more favorable costing or identifying and qualifying new vendors who offer more favorable pricing without compromising quality.

The salaries and wages decrease of $17,244 in 2019 compared to 2018 is the net result of salary changes, personnel additions and stock-based compensation, offset in part by salaries charged to research and development, cost of goods and inventory.  Our plan is to continue to use outside contractors where practical to enable us to minimize our number of employees.

Research and development expense was $210,014 in 2019 compared to $104,046 in 2018, an increase of $105,968.  The increase was due to additional costs incurred in finalizing the design of the ultra-low temperature freezers.

General and administrative expenses decreased to $408,359 for 2019 as compared $624,270 in 2018, a decrease of $215,911.  The majority of the decrease results from a decrease in consulting fees in 2019 over 2018. Expense levels going forward are expected to approximate the 2018 levels as we continue to use consultants for business development and the marketing of our products.

Other expense consisted of $755 in interest expense.  Other expense in 2018 consisted of $661 in interest expense.

We had a net loss of $195,588 in 2019, a decrease of $53,935 over the $249,523 loss realized in 2018.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at December 31, 2019, were $555,156, with accounts receivable of $118,455 and inventory of $252,851 net of reserves. Our working capital at December 31, 2019 was $440,741. This compares to working capital of $446,877 at December 31, 2018.

In 2019, net cash provided by operating activities was $335,869 as compared to net cash used by operations of $14,559 in 2018.  We anticipate that in 2020, with the benefit of continued cost reductions and increased revenue, we will continue to generate positive cash from operating activities. We continue working to enhance our on-line ordering system to increase sales, develop the market for our ultra-low temperature freezers, work with current vendors to obtain more favorable pricing, and locate new vendors to provide opportunities to further reduce our cost of goods.

We will continue to focus our efforts on our core business activities while pursuing capital resources and evaluating potential future acquisitions which fit within and enhance our core business.

Off-Balance Sheet Arrangements

None noted.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2019 our internal control over financial reporting was not effective due to the lack of segregation of duties inherent in a small company.

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

Business Experience

Kim Boyce - CEO, Director

Mr. Boyce, 66, founded Reflect Scientific in 1993 and has over 40 years of experience in manufacturing, sales, distribution and management.  His prior experience includes executive roles with Grace/Alltech Scientific, where he served as manager – distribution and sales and manager – plant operations.  He also co-founded Labtech Scientific Products in Northern California, a distribution company specializing in equipment for use in life science and environmental related industries.  He has an accomplished track record in strategic business development in a variety of markets, including the pharmaceutical and biotechnology sectors and cold chain management.  Mr. Boyce received his technical training at DeAnza College in Cupertino, CA and his business training at San Jose State University.

Thomas Tait - Vice President, Secretary, Director

Mr. Tait, 64, serves as Vice President. Mr. Tait brings experience with accelerated product development, “lean” process management tools, strategic market analysis, and acquisition integration.  Mr. Tait joined us from Danaher Company where he was a Business Manager over a $120 million in sales product line. Prior assignments have included General Manager of HyperQuan Inc., Product Manager J&W Scientific and Project Manager Varian Inc. He also co-founded ChiraTech Inc, a high technology Company that was sold to Thermo Electron Corporation. Mr. Tait holds an MBA in Technology Management from the University of Phoenix and a BS in Chemistry from Clarkson University. He also holds patents in Optics and MEMS technologies.

William G. Moon, Director

Mr. Moon, 71, has over 30 years experience in startup and engineering related companies.  His leadership experience includes assisting in the formation of what became the world’s largest disk drive company, Quantum Corporation, with over 10,000 employees.  He was Principal Engineer and Vice President of Engineering for over twenty years, during which time he co-designed numerous standard-setting disk drives.  During that time, he was a co-founder of a wholly owned Quantum subsidiary, Plus Development, and was key in the invention of the Hardcard, the first hard drive on a plug-in card.  He helped create a partnership with Panasonic for the world’s first totally automated disk drive assembly plant in Japan, producing over 100 million disk drives.  Prior to that, Mr. Moon designed memory products at Hewlett Packard Labs in their Disk Memory Division.  Over the past five years Mr. Moon has served as technical advisor to several companies and has sat on several boards.

Keith Merrell - Chief Financial Officer / Treasurer

Mr. Merrell, 74, serves as our Chief Financial Officer, Treasurer and General Manager.  Mr. Merrell draws on over 40 years of accounting experience to manage all of our accounting functions and to interface with our independent public accountants.  He spent two years in the field of public accounting, and served as Chief Financial Officer or Controller of five companies prior to joining us.  His business career also includes extensive experience in management, sales and marketing, consulting, and merger and acquisition work. He graduated from Arizona State University with a B.S. degree in Accounting.

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

Based solely on a review of the copies of such forms furnished to us or written representations from certain persons, we believe that during our calendar year ended December 31, 2019, all filing requirements applicable to our officers, directors and 10% stockholders were met by such persons.

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com- pensation($)	Nonqualified Deferred Compensation ($)	All Other Compensation($)	Total Earnings ($)

Kim Boyce CEO & Director	12/31/19 12/31/18 12/31/17	$102,200 $102,200 $102,200	- - -	102,500 40,000 225,000	- - -	- - -	- - -	- - -	$204,500 $142,200 $327,200

Tom Tait VP & Director	12/31/19 12/31/18 12/31/17	$25,480 $47,640 $47,640	- - -	4,100 4,000 6,672	- - -	- - -	- - -	- - -	$51,740 $51,640 $54,312

Keith Merrell, CFO	12/31/18 12/31/18 12/31/17	$ 9,000 $12,104 $ 9,000	- - -	3,321 3,240 2,560	- - -	- - -	- - -	- - -	$12,321 $15,344 $11,560

Outstanding Equity Awards

At December 31, 2019, there are no outstanding equity awards.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

None	None	None	None	None	None	None	None

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 15, 2020, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Reflect Scientific to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of Reflect Scientific and all executive officers and directors of Reflect Scientific as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

All percentages are calculated based upon a total number of 84,739,086 shares of common stock outstanding as of March 23, 2020, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

		Amount and Nature of	Percentage of Outstanding
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	Common stock

	Principal Shareholders

Common Stock	Kim Boyce 1270 South 1380 West Orem, Utah 84058	43,500,000	51.33%

	Officers and Directors

Common Stock	Kim Boyce	43,500,000	51.33%
Common Stock	Tom Tait	900,000	1.06%
Common Stock	Keith Merrell	501,333	0.59%
Common Stock	William Moon.	900,000	1.06%
	All directors and executive officers of the Company as a group (Five individuals)	45,801,333	54%

Changes in Control

There are no current or planned transactions that would or are expected to result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	None
Equity compensation plans not approved by security holders	-	-	None
Total	-	-	None

The 2007 Equity Inventive Plan as amended on December 31, 2009, authorized the Company to issue 12,000,000 shares of stock options and restricted stock under an equity plan.  The plan had an expiration date of December 31, 2019.  No stock or option awards were outstanding at the time the plan expired.

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

In December 2019, the Board of Directors approved the issuance of 2,500,000 shares of restricted common stock to the President/CEO. Also in December 2019 the Board of Directors approved the issuance of 281,000 shares of restricted common stock to officers and directors. These shares were for compensation. In addition, the Board of Directors approved the issuance of 2,000,000 shares of restricted common stock to Steven Boyce, a son of the President/CEO and an employee of the Company.  These shares were recorded at the trading price at the date of approval, for an average of $0.041 per share, resulting in $184,500 recorded in salaries and wages

In December 2018, the Board of Directors approved the issuance of 1,000,000 shares of restricted common stock to the President/CEO. Also in December 2018 the Board of Directors approved the issuance of 281,000 shares of restricted common stock to officers and directors. These shares were for compensation. These shares were recorded at the trading price at the date of approval, for an average of $0.04 per share, resulting in $51,240 recorded in salaries and wages.

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

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2019 and 2018:

Fee Category	2019	2018
Audit Fees	$33,500	$33,000
Audit-related Fees	$0	$0
Tax Fees	$2,000	$1,900
All Other Fees	$0	$0
Total Fees	$35,500	$34,900

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

REFLECT SCIENTIFIC, INC.

Date:	03/30/2020	By:	/s/Kim Boyce
Kim Boyce, Chief Executive Officer and Director

Date:	03/30/2020	By:	/s/Keith Merrell
Keith Merrell, Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	03/30/2020	By:	/s/Kim Boyce
Kim Boyce, CEO and Director

Date:	03/30/2020	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	03/30/2020	By:	/s/William Moon
William Moon, Director

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Notes to the Consolidated Financial Statements

 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Reflect Scientific, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reflect Scientific, Inc. (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT

March 30, 2020

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31, 2019	December 31, 2018

CURRENT ASSETS

Cash	$555,156	$220,427
Accounts receivable, net	118,455	155,543
Inventory, net	252,851	142,325
Prepaid assets	27,483	3,510

Total Current Assets	953,945	521,805

FIXED ASSETS, NET	3,786	7,766

OTHER ASSETS

Operating lease right-of-use assets	57,949	-
Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	121,049	63,100

TOTAL ASSETS	$1,078,780	$592,671

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2019	December 31, 2018

CURRENT LIABILITIES

Accounts payable and accrued expenses	$108,607	$52,450
Short-term loan	8,738	9,878
Contract liabilities	349,441	12,500
Operating lease liability – short-term	46,318	-
Income taxes payable	100	100

Total Current Liabilities	513,204	74,928

LONG-TERM LIABILITIES

Operating lease liability – long-term	12,550	-

Total Liabilities	525,754	74,928

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 84,739,086 and 79,108,086 shares issued and outstanding, respectively	847,390	791,080
Additional paid in capital	20,201,931	20,027,370
Accumulated deficit	(20,496,295)	(20,300,707)

Total Shareholders’ Equity	553,026	517,743

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,078,780	$592,671

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2019	2018

REVENUES	$1,609,241	$1,551,985

COST OF GOODS SOLD	617,599	487,185

GROSS PROFIT	991,642	1,064,800

OPERATING EXPENSES
Salaries and wages	568,102	585,346
Research and development expense	210,014	104,046
General and administrative expense	408,359	624,270
Total Operating Expenses	1,186,475	1,313,662

OPERATING LOSS	(194,833)	(248,862)

OTHER INCOME (EXPENSE)
Interest expense	(755)	(661)

Total Other Income (Expenses)	(755)	(661)

NET LOSS BEFORE INCOME TAX EXPENSE	(195,588)	(249,523)

Income tax expense	-	-

NET LOSS	$(195,588)	$(249,523)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	79,115,705	74,631,494

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

                                                                                                     Common Stock

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2017	71,312,086	713,120	19,793,490	(20,051,184)	455,426

Stock-based compensation	2,606,000	26,060	78,180	-	104,240

Common stock issued for consulting services	5,190,000	51,900	155,700	-	207,600

Net loss for the year ended December 31, 2018				(249,523)	(249,523)

Balance, December 31, 2018	79,108,086	791,080	20,027,370	(20,300,707)	517,743

Stock-based compensation	4,881,000	48,810	151,311	-	200,121

Common stock issued for consulting services	750,000	7,500	23,250	-	30,750

Net loss for the year ended December 31, 2019				(195,588)	(195,588)

Balance, December 31, 2019	84,739,086	$ 847,390	$ 20,201,931	$ (20,496,295)	$ 553,026

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(195,588)	$(249,523)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	3,980	2,984
Stock based compensation	200,121	104,240
Common stock issued for consulting services	30,750	207,600
Changes in operating assets and liabilities:
Accounts receivable	37,088	(33,108)
Inventory	(110,526)	13,027
Prepaid assets	(23,973)	(410)
Operating lease right-of-use assets	37,138	-
Accounts payable and accrued expenses	56,157	(1,057)
Operating lease liability	(36,219)
Contract liabilities	336,941	(58,312)
Net Cash from Operating Activities	335,869	(14,559)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(10,750)
Net Cash used in Investing Activities	-	(10,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term lines of credit	(1,140)	9,878
Net Cash from Financing Activities	(1,140)	9,878

NET CHANGE IN CASH	334,729	(15,431)

CASH AT BEGINNING OF PERIOD	220,427	235,858

CASH AT END OF PERIOD	$555,156	$220,427

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$588	$661
Income taxes	$-	$-

Non-cash Investing and Financing Activities:
Operating lease right-of-use assets obtained for
operating liabilities	$95,087	$-

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

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

Cryometrix

The Company’s Cryometrix ultra low temperature freezers have technologies that provide energy savings and other critically important benefits to cryo-storage customers in the Life Science related industries.  Ultra-low temperature freezers are used in multiple industries for the storage of everything from blood to cancer vaccines.  These types of freezers are used by companies such as hospitals and biotechnology research facilities.  The adaptation of the freezer technology to refrigeration systems used on trailers (“reefers”) for transporting perishable items opens a significant new market.  Trailers can easily be retrofit with the Cryogenix unit, which provides pollutant free and more efficient operations at a cost savings compared to the diesel-powered units currently used.

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

Ultra-low temperature freezers sold to customers are built to order.  Generally, 50% of the value of the contract is paid by the customer prior to work beginning on manufacturing the freezer.  Upon completion of manufacturing and testing the customer will then sign an acceptance of the unit and make payment of the remaining balance on the contract, at which title passes to the customer.  The units are FOB ship point.  The customer may either arrange to transport the unit with a carrier he uses or ask the Company to arrange such shipment, the charges of which are the responsibility of the customer.  A customer may, after accepting the unit, request that it be upgraded with additional hardware or software options.  Those options are installed under a new contract, with the deposit and final payment requirements being the same as on the original order.

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of December 31, 2019 contained a significant financing component.

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

Contract Balances. We have elected to use the practical expedient in ASC 340-40-25-4 (regarding recognition of the incremental costs of obtaining a contact) for costs related to contracts that are estimated to be completed within one year. In other words. We do not have any material accrued contract costs; however, we do require customer deposits to be made on freezer purchases.  As of December 31, 2019, we have $349,441 of contract liabilities related to these customer deposits and no contract assets.

A part of our customer base is made up of international customers.  The following table presents Reflect Scientific revenues disaggregated by region and product type:

	December 31, 2019		December 31, 2018
Segments	Consumer Products	Total	Consumer Products	Total
Domestic	$1,345,372	1,345,372	$1,119,597	1,119,597
International	263,869	263,869	432,388	432,388
	$1,609,241	1,609,241	$1,551,985	1,551,985

Components	1,044,241	1,044,241	$1,113,990	1,113,990
Engineering services	565,000	565,000	437,995	437,995
	$1,609,241	1,609,241	$1,551,985	1,551,985

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

The Company charged $0 and $0, respectively, to bad debt expense for the years ended December 31, 2019 and 2018. As the Company has historically experienced minimal bad debts, management feels the allowance for doubtful accounts balance of $4,000 at December 31, 2019 to be an adequate reserve based on the experience seen over multiple years.

f. Fixed Assets

Fixed assets are stated at cost.  Expenditure for minor repairs, maintenance, and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred.  All major additions and improvements are capitalized.  Depreciation is computed using the straight-line method.  The lives over which the fixed assets are depreciated range from 5 to 7 years, except for computer equipment, which is depreciated over a 3-year life.

g. Inventory

Inventories are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for the imaging and inspection systems which it builds, and other scientific items. An allowance is recorded when it is determined that the amount owing is at high risk.  The Company recorded $86,339 and $86,339 in the inventory allowance for the years 2019 and 2018, respectively.

h. Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $53,393 and $10,977 of advertising expense during the years ended December 31, 2019, and 2018, respectively.

i. Newly Issued Accounting Pronouncements

On January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. We adopted this standard using the modified retrospective approach with an effective date as of the beginning of January 2019. Prior year financial statements were not restated under the new standard. We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the lease term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard became effective for us on January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the fair value measurements disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. The new guidance modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. ASU 2018-13 will be effective for the Company for its fiscal year beginning after December 15, 2019 and each quarterly period thereafter. Early adoption is permitted. The Company is currently assessing the impact this new guidance may have on the Company’s consolidated financial statements and footnote disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact of this standard on our combined financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which removes Step 2 from the goodwill impairment test and replaces the qualitative assessment. Impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. Under this revised guidance, failing Step 1 will always result in a goodwill impairment. The amendments in this update should be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017. The implementation of this accounting treatment had no effect on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of a business or as acquisitions (or disposals) of assets. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2018, with early adoption permitted under certain circumstances. The amendments of ASU No. 2017-01 were adopted by the Company effective January 1, 2019. The adoption of this standard had no impact on our consolidated financial position or results of operations.

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

j. Earnings per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period.  Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period.  Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive.  At December 31, 2019 and 2018, the Company had no common stock equivalents.

k. Shipping and Handling Fees and Costs

The Company records all shipping and handling costs as operating costs.  Freight paid on outgoing shipments in 2019 and 2018 was $36,705 and $47,670, respectively, and is recorded in general and administrative expense.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2019 and 2018, it did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2019 and 2018 relating to unrecognized benefits.

m. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, which include Cryometrix (previously Cryomastor).  All subsidiaries are wholly owned.  All material intercompany accounts and transactions are eliminated in consolidation.

n. Research and development expense

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standard Codification Topic 730 “Research and Development".  Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company had $210,014 and $104,046 in research and product development for the years ended December 31, 2019 and 2018, respectively.

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

q. Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is tested for impairment, at a reporting unit level, annually and when events and circumstances warrant an evaluation. The Company evaluates goodwill on an annual basis, as of the end of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment. In making this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, business trends and market conditions. Accordingly, the Company recorded no impairment of goodwill for the years ended December 31, 2019 and 2018.

NOTE 3   GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $20,496,295 at December 31, 2019.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has taken a number of actions to reduce expenses, as well as to provide operating capital for its operations.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.

NOTE 4 -

FIXED ASSETS

Fixed assets and related depreciation for the period are as follows:

	December 31, 2019	December 31, 2018
Machinery and equipment	$142,752	$142,752
Furniture and fixtures	2,697	2,697
Computer and office equipment	2,390	2,390
Leasehold improvements	10,164	10,164
Accumulated depreciation	(154,217)	(150,237)

Total Fixed Assets	$3,786	$7,766

Depreciation expense for the years ended December 31, 2019, and 2018, was $3,980 and $2,984, respectively.

NOTE 5 -

INVENTORIES

Inventory consisted of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Raw Materials	$124,517	$-
Finished Goods	214,673	228,664
Inventory allowance	(86,339)	(86,339)

Total Inventory, net	$252,851	$142,325

NOTE 6 -

COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases its office and warehouse space under a non-cancelable lease agreement accounted for as operating leases.  The Company also leases an automobile under a similar non-cancelable lease agreement, which is also accounted for as an operating lease.

Building Lease - Orem, Utah: The Company leases a manufacturing and office facility with 6,000 square feet of space.  We lease this facility at $3,692 per month on a lease with an expiration date of November 30, 2020.

Rent expense relating to the building lease was $41,258 and $38,967 for the years ended December 31, 2019, and 2018, respectively.

Automobile Lease – The Company currently leases one vehicle with a monthly lease payment of $629 per month.  The automobile lease will expire on July 7, 2021.

Automobile lease expense was $7,648 and $7,548 for the years ended December 31, 2019, and 2018, respectively.

Minimum rental payments under the non-cancelable operating leases are as follows:

Years ending December 31,	Amount
2020	$48,160
2021	3,774

$51,934

NOTE 7 – PREFERRED STOCK

In November 2004 the Company amended its Articles of Incorporation so as to authorize 5,000,000 shares of preferred stock. Of this total, 750,000 shares have been designated as “Series A Convertible Preferred Stock”. As of December 31, 2019 and 2018, no shares of the preferred stock are issued and outstanding.

Dividends

The holders of the Series A Preferred Stock would be entitled to dividends at the rate of 8 percent per year of the liquidation preference of $1.00 per share, payable annually, if and when declared by the board of directors.  Dividends are not cumulative, and the board of directors is under no obligation to declare dividends.

Convertibility

The Series A Preferred Stock may be convertible into the Company’s common stock by dividing $1.00 plus any unpaid dividends by 50% of the five day average closing bid price of the common shares.

NOTE 8 -

COMMON STOCK TRANSACTIONS

During the years ended December 31, 2019 and 2018, the following stock transactions occurred:

•

During 2019, the Board of Directors approved the issuance of 2,500,000 shares of restricted common stock, valued at $102,500, to the President/CEO.

During 2019, the Board of Directors approved the issuance of 200,000 shares of restricted common stock, valued at $8,200 to Directors of the Company.

During 2019, the Board of Directors approved the issuance of 81,000 shares of restricted common stock, valued at $3,321 to the CFO of the Company.

During 2019, the Board of Directors approved the issuance of 2,100,000 shares of restricted common stock valued at $86,100 to employees and 750,000 shares of restricted common stock valued at $30,750 to consultants.

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

During 2018, in addition to the shares stated above, the Board of Directors approved the issuance of 1,325,000 shares of restricted common stock, valued at $53,000, to employees and 5,190,000 shares of restricted common stock, valued at $207,600, to consultants.

NOTE 9 -

CONCENTRATIONS OF RISK

Cash in Excess of Federally Insured Amount

While the Company, at December 31, 2019 and at various other times during 2019 and 2018 had cash balances that exceed the $250,000 FDIC insurance limit per depositor per banking institution, the Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with respect to its cash balances.

Sales and Accounts Receivable

Four customers represent 37% and 44% of total sales revenue for the year ended December 31, 2019 and 2018, respectively.  At December 31, 2019 and 2018, accounts receivable balances from four customers represented 80% and 41% respectively, of the total receivables.  The Company has strong relationships with each of these customers and does not believe this concentration poses a significant risk due to those long-term relationships and uniqueness of the products they purchase from the Company.  We have identified primary and secondary sources for each of the products we purchase for resale and for the raw materials we use to manufacture our products, so do not anticipate any difficulty in filling the orders placed by our customers.

NOTE 10 -

LINE OF CREDIT

The Company has a credit line with a commercial bank of $100,000 secured by its inventory and accounts receivable bearing a variable interest rate, which was 5.50% as of the balance sheet date, and automatically renews so long as the Company is in compliance with the loan covenants. As of December 31, 2019, there was $8,738 drawn against that line of credit, leaving an available balance of $91,262.  The line automatically renews on April 1 of each year and the $100,000 credit amount was available at December 31, 2019.

NOTE 11 – COMMON STOCK OPTIONS

On December 31, 2007, the Company’s Board of Directors approved an equity plan.  The equity plan known as the 2007 Equity Incentive Plan (the “Plan”) reserves up to 6,000,000 shares of the Company’s authorized common stock for issuance to officers, directors, employees and consultants under the terms of the Plan.  On December 31, 2009, the Company’s board of directors amended the Plan to authorize 12,000,000 shares.  The Plan permits the Board of Directors to issue stock options and restricted stock.  At December 31, 2019 there were no options outstanding.  The plan expired on December 30, 2019.

NOTE 12 – ROYALTIES

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

As sales did not reach or exceed the triggering threshold, no royalty payments were made under the royalty agreement during 2019 and 2018.  In December 2018, management made the decision to remove detectors from their product line due to lack of demand for the product.

NOTE 13 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 consist of the following:

	2019	2018
Federal:
Current	$-	$-
Deferred	-	-
State:
Current	-	-
Deferred	-	-
Valuation allowance	-	-
	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2019 and 2018:

	2019	2018
Deferred tax assets (liabilities):

NOL Carryover	$2,602,613	$2,568,963
Stock Based Compensation	332,094	283,611
Depreciation and Amortization	(663,868)	(557,735)
Inventory Reserves	18,490	18,490
R&D Tax Credits	(42,630)	(1,473)
Debenture Interest Payable	(474,381)	(474,381)
Other Reserves	13,060	13,060
Valuation Allowance	(1,900,638)	(1,850,535)
Net deferred tax asset (liability)	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2019 and 2018 due to the following:

	2019	2018

Tax at statutory rate:	$(52,131)	$(52,400)
Effects of:
Meals and Entertainment	(2,028)	(3,125)
Stock-Based Compensation	(48,483)	(43,5960)
Depreciation and Amortization	836	75,920
R & D Tax Credits	(44,103)	(21,850)
Other	20,509	(4,224)
Change in Valuation Allowance	50,103	49,275
	$-	$-

At December 31, 2019, the Company had net operating loss carryforwards of approximately $7,438,706 that may be offset against future income from the year 2019 through 2039.

No tax benefit has been reported in the December 31, 2019 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 14 – RELATED PARTY TRANSACTIONS

Stock Issuances

In December 2019 the Board of Directors approved the issuance of 2,500,000 shares of restricted common stock to the President/CEO and the issuance of 281,000 shares of restricted common stock to other officers and directors. In addition, the Board of Directors approved the issuance of 2,000,000 shares of restricted common stock to Steven Boyce, a son of the President/CEO and an employee of the Company. All of these shares were for compensation. These shares were recorded at the trading price at the time of approval, for an average of $0.041 per share, resulting in $196,021 recorded as stock-based compensation expense.

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

NOTE 15 – SUBSEQUENT EVENTS

None.