Form 10-Q
period 2021-06-30
REFLECT SCIENTIFIC INC
filed 2021-08-16
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT of 1934

For the transition period from __________ to __________

Commission File Number 000-31377

REFLECT SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0642556
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1266 South 1380 West Orem, Utah 84058
(Address of principal executive offices) (Zip Code)

(801) 226-4100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class registered	Trading symbol(s)	Name of exchange on which registered

None; not applicable.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]*

* Registrant has not been subject to the Section 13 filing requirements for the past 90 days.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

84,739,086 shares of $0.01 par value common stock on August 16, 2021

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2021

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the 10-K for the period ended December 31, 2020, accompanying notes, and with the historical financial information of the Company.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
CURRENT ASSETS

Cash	$1,057,707	$642,542
Accounts receivable, net	206,999	340,427
Inventory, net	524,081	438,606
Prepaid assets	48,979	24,134

Total Current Assets	1,837,766	1,445,709

OTHER ASSETS

Operating lease right-of-use assets	137,526	167,641
Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	200,626	230,741

TOTAL ASSETS	$2,038,392	$1,676,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2021	2020
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expense	$59,939	$70,204
Contract liabilities	206,980	113,643
Operating lease liabilities – short term	58,144	58,682
Income taxes payable	-	100

Total Current Liabilities	325,063	242,629

LONG-TERM LIABILITIES

Operating lease liability – long-term	81,639	109,338
Loan – long-term	-	111,342

Total Liabilities	406,702	463,309

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 84,739,086 and 84,739,086 issued and outstanding, respectively	847,390	847,390
Additional paid in capital	20,201,931	20,201,931
Accumulated deficit	(19,417,631)	(19,836,180)
Total Stockholders’ Equity	1,631,690	1,213,141

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,038,392	$1,676,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES	$707,133	$502,906	$1,269,495	$1,486,714

COST OF GOODS SOLD	235,179	122,538	378,974	593,169

GROSS PROFIT	471,954	380,368	890,521	893,545

OPERATING EXPENSES
Salaries and wages	146,116	212,119	282,720	328,910
Research and development expense	19,456	76,772	28,153	189,856
General and administrative expense	135,601	116,920	272,364	234,506
Total Operating Expenses	301,173	405,811	583,237	753,272

OPERATING INCOME (LOSS)	170,781	(25,443)	307,284	140,273

OTHER INCOME (EXPENSE)
Gain on forgiveness of SBA loan	-	-	111,265	-
Interest expense	-	(11)	-	(132)
Total Other Income (Expenses)	-	(11)	111,265	(132)

NET INCOME (LOSS) BEFORE TAXES	170,781	(25,454)	418,549	140,141

Income tax benefit (expense)	-	-	-	-

NET INCOME (LOSS)	$170,781	$(25,454)	$418,549	$140,141

NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	84,739,086	84,739,086	84,739,086	84,739,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENIFIC, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2021 and 2020

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	84,739,086	$847,390	$20,201,931	$(19,836,180)	$1,213,141

Net income for the three-month period ended March 31, 2021	-	-	-	247,768	247,768

Balance, March 31, 2021	84,739,086	847,390	20,201,931	(19,588,412)	1,460,909

Net income for the three-month period ended June 30, 2021	-	-	-	170,781	170,781

Balance, June 30, 2021	84,739,086	$847,390	$20,201,931	$(19,417,631)	$1,631,690

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	84,739,086	$847,390	$20,201,931	$(20,496,295)	$553,026

Net income for the three-month period ended March 31, 2020	-	-	-	165,595	165,595

Balance, March 31, 2020	84,739,086	847,390	20,201,931	(20,330,700)	718,621

Net loss for the three-month period ended June 30, 2020	-	-	-	(25,454)	(25,454)

Balance, June 30, 2020	84,739,086	$847,390	$20,201,931	$(20,356,154)	$693,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$418,549	$140,141
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	-	1,990
Amortization of operating lease right-of-use asset	30,115	32,935
Gain on forgiveness of SBA loan	(111,265)	-
Changes in operating assets and liabilities:
Accounts receivable	136,428	8,382
Inventory	(85,475)	(53,923)
Prepaid expenses	(27,845)	20,973
Accounts payable and accrued expenses	(10,442)	24,944
Operating lease liabilities	(28,237)	(33,396)
Customer deposits	93,337	(225,409)
Net Cash provided by (used in) Operating Activities	415,165	(83,363)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net funds received from PPP loan	-	121,524
Net funds received from line of credit	-	(8,738)
Net cash provided by financing activities	-	112,786

NET CHANGE IN CASH	415,165	29,423

CASH AT BEGINNING OF PERIOD	642,542	555,156
CASH AT END OF PERIOD	$1,057,707	$584,579

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$588
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2020 financial statements. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND LINE OF BUSINESS:

Reflect Scientific, Inc. (the Company) was incorporated under the laws of the State of Utah on November 3, 1999 as Cole, Inc. The Company was organized to engage in any lawful activity for which corporations may be organized under the Utah Revised Business Corporation Act. On December 30, 2003 the Company changed its name to Reflect Scientific, Inc.

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

A part of our customer base is made up of international customers. The table below allocates revenue between domestic and international customers.

	For the Three Months Ended		For the Three Months Ended
	June 30, 2021		June 30, 2020
Segments		Total		Total
Domestic	$356,855	$356,855	$232,661	$232,661
International	350,278	318,694	270,245	270,245
	$707,133	$707,133	$502,906	$502,906

Components	$213,740	$213,740	$271,406	$271,406
Equipment	493,393	493,393	231,500	231,500
	$707,133	$707,133	$502,906	$502,906

	For the Six Months Ended		For the Six Months Ended
	June 30, 2021		June 30, 2020
Segments		Total		Total
Domestic	$600,448	$600,448	$1,150,077	$1,150,077
International	669,047	669,047	336,637	336,637
	$1,269,495	$1,269,495	$1,486,714	$1,486,714

Components	$442,273	$442,273	$463,414	$463,414
Equipment	827,222	827,222	1,023,300	1,023,300
	$1,269,495	$1,269,495	$1,486,714	$1,486,714

ACCOUNTS RECEIVABLE: Accounts receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2021 and December 31, 2020, the Company had accounts receivable, net of the allowance, of $206,999 and $340,427, respectively. At June 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $4,000 and $4,000, respectively.

INVENTORY: Inventories are presented net of an allowance for obsolescence and are stated at the lower of cost or market value based upon the average cost inventory method. The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for detectors and ultra-low temperature freezers which it builds and other scientific items. At June 30, 2021 and December 31, 2020, the Company had inventory consisting of raw materials and finished goods, net of allowance, of $524,081 and $438,606, respectively. Of the total raw materials represented $6,425 at June 30, 2021 and $10,767 at December 31, 2020. At June 30, 2021 and December 31, 2020, the allowance for obsolescence was $106,044 and $106,044, respectively.

INTANGIBLE ASSETS: Costs to obtain or develop patents are capitalized and amortized over the life of the patents. Patents are amortized from the date the Company acquires or is awarded the patent over their estimated useful lives, which range from 5 to 15 years. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. We perform an impairment analysis on an annual basis. The Company’s analysis did not indicate any impairment of intangible assets as of the impairment analysis conducted December 31, 2020. As of June 30, 2021 and December 31, 2020, all of the intangible assets were fully amortized.

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

LEASES: The Company, in accordance with ASC 842, accounts for leases as right-of-use assets (“ROU”) and lease liabilities on the balance sheet. The Company elected not to separate lease and non-lease components, but to treat as single lease costs. We estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. The lease term used to calculate ROU assets and lease liabilities only includes renewal and termination options that are deemed reasonably certain to be exercised.

RESEARCH AND DEVELOPMENT - The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standard Codification Topic 730 “Research and Development". Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

NET INCOME (LOSS) PER SHARE: The computation of basic profit and loss per share of common stock is based on the weighted average number of shares outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period. Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive. At June 30, 2021 and 2020, the Company had no common stock equivalents.

RECENT ACCOUNTING PRONOUNCEMENTS: The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 3 - LEASES

We have operating leases for our office and warehouse facility as well as for an automobile. We used the lease termination dates of November 30, 2023 for the building and July 7, 2021 for the automobile to calculate right of use (“ROU”) assets and lease liabilities.

The following was included in our consolidated condensed balance sheet as of June 30, 2021:

Leases	As of June 30, 2021
Assets
ROU operating lease assets	$137,526

Liabilities
Operating lease liabilities – current portion	$58,144
Operating lease liabilities	81,639
Total operating lease liabilities	$139,783

We recognize lease expense on a straight-line basis over the term of the lease.

Six Months Ended
Lease Cost	June 30, 2021
Operating lease cost
Administrative expenses	$3,774
Rent expense	26,701
Total operating lease cost	$30,475

Our building lease does not specify an implicit rate of interest. Therefore, we estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of June 30, 2021, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Six Months Ended
Supplemental Disclosures	June 30, 2021
Weighted average remaining lease term	2.42 years
Weighted average discount rate	5.24%

NOTE 4 - INVENTORY

Inventories are presented net of an allowance for obsolescence and are stated at the lower of cost or market value based upon the average cost inventory method. The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for detectors and ultra-low temperature freezers which it builds and other scientific items. At June 30, 2021 and December 31, 2020, the Company had inventory consisting of finished goods and raw materials, net of allowance, of $524,081 and $438,606, respectively. At June 30, 2021 and December 31, 2020, the allowance for obsolescence was $106,044 and $106,044, respectively.

NOTE 5 - NOTE PAYABLE

On April 5, 2020, we received approval from our bank Chase Bank for the Paycheck Protection Program Loan (“PPP”). The terms of the loan were for 24 months at 0.98% per annum. The Company received notification that the PPP loan was fully forgiven by the Small Business Administration on February 7, 2021, both as to principal and interest, resulting in a $111,265 gain.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 management reviewed all material events through the date of this report. There are no material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of Reflect Scientific, Inc., a Utah corporation (the “Company”). Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission (the “SEC”) and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance however, that management’s expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

·	Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest;
·	Changes in U.S., global or regional economic conditions;
·	Changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company’s access to, or increase the cost of, external financing for our operations and investments;
·	Increased competitive pressures, both domestically and internationally;
·	Legal and regulatory developments, such as regulatory actions affecting environmental activities;
·	The imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls;
·	Adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company has adopted the new revenue recognition and lease accounting standards. The Company believes there have been no other significant changes during the six-month period ended June 30, 2021, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Registration Statement on Form 10 filed with the SEC on March 30, 2021, and amendments thereto.

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

An analysis of operating results for the three months ended June 30, 2021 and 2020 follows.

Results of Operations

Three Months Ended June 30, 2021 and 2020

	For the three months ended June 30,
	2021	2020	Change
Revenues	$707,133	$502,906	$204,227
Cost of goods sold	235,179	122,538	112,641
Gross profit	471,954	380,368	91,586
Operating expenses	301,173	405,811	(104,638)
Other expense	-	11	(11)
Net income (loss)	$170,781	$(25,454)	$196,235

Revenues increased during the three-month period ended June 30, 2021, to $707,133 from $502,906 for the three-month period ended June 30, 2020, an increase of $204,227. The increase is attributable to the increased sales of ultra-low temperature freezers and chillers. We are continuing work to increase our market penetration in the ultra-low temperature freezer market and in the ultra-cold chiller.

Cost of goods increased in the quarter ending June 30, 2021, as compared to June 30, 2020, to $235,179 from $122,538, an increase of $112,641. We realized a gross profit percentage of 67% for the three months ended June 30, 2021, compared to 76% for the three months ended June 30, 2020. The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter. The increased sale of freezers and chillers during 2021 period resulted in the lower margins. We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses were $301,173 for the three months ended June 30, 2021, a decrease of $104,638 over the expenses of $405,811 incurred in the three-month period ended June 30, 2020. The decrease results primarily from the $57,316 decrease in research and development costs and a $66,003 reduction in salaries and wages, offset by higher general and administrative expenses. While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

Research and development expenses for the three months ended June 30, 2021 were $19,456, a decrease of $57,316 in expenses for the same period in 2020, as the development work on the ultra-cold CBD oil chiller was minimized.

Salaries and wages for the three months ended June 30, 2021 were reduced by $66,003 as compared to the expense for the three month period ended June 30, 2020. The termination of two employees resulted in the lower expense level.

Net income for the three-month period ended June 30, 2021 was $170,781, which compares to a net loss of $25,454 for the three-month period ended June 30, 2020. Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net income of $170,781 for the three-month period ended June 30, 2021 represents income of $0.00 per share. This compares to a net loss of $25,454, or loss of $0.00 per share, for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 and 2020

	For the six months ended June 30,
	2021	2020	Change
Revenues	$1,269,495	$1,486,714	$(217,219)
Cost of goods sold	378,974	593,169	(214,195)
Gross profit	890,521	893,545	(3,024)
Operating expenses	583,237	753,272	(170,035)
Other income (expense)	111,265	(132)	111,397
Net profit (loss)	$418,549	$140,141	$278,408

Revenues decreased during the six-month period ended June 30, 2021, to $1,269,495 from $1,486,714 for the six-month period ended June 30, 2020, a decrease of $217,219. The decrease is attributable to the additional chillers shipped in 2020. We are continuing work to increase our market penetration in the ultra-low temperature freezer market and in the ultra-cold chiller.

Cost of goods decreased in the six months ending June 30, 2021, as compared to June 30, 2020, to $378,974 from $593,169, a decrease of $214,195. We realized a gross profit percentage of 70% for the six months ended June 30, 2021, compared to 60% for the six months ended June 30, 2020. The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter. Work has been done to reduce the component and assembly costs of the freezers and chillers. We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses were $583,237 for the six months ended June 30, 2021, a decrease of $170,035 over the expenses of $753,272 incurred in the six-month period ended June 30, 2020. The decrease results primarily from the $161,703 decrease in research and development costs and a $46,190 decrease in salaries and wages. While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

Research and development expenses for the six months ended June 30, 2021 were $28,153, a decrease of $161,703 in expenses for the same period in 2020, as the development work on the ultra-cold CBD oil chiller was minimized.

Operating expenses were also reduced due to lower salaries and wages in the six month period ended June 30, 2021 as compared to 2020. The $46,190 reduction resulted from the reduction of two full-time employees.

Net income for the six-month period ended June 30, 2021 was $418,549, which compares to net income of $140,141 for the six-month period ended June 30, 2020. Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net income of $418,549 for the six-month period ended June 30, 2021 represents income of $0.00 per share. This compares to net income of $140,141, or income of $0.00 per share, for the six months ended June 30, 2020.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at June 30, 2021, were $1,057,707, with accounts receivable of $206,999, net of allowance, and inventory of $524,081, net of allowance. Our working capital on June 30, 2021, was $1,512,703. Working capital on December 31, 2020 was $1,203,080.

For the six-month period ended June 30, 2021, net cash provided by operating activities was $415,165, which is an improvement of $498,528 over the $83,363 net cash used by operating activities for the six-month period ended June 30, 2020.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not required.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are not effective at that reasonable assurance level as of the end of the period covered by this report based upon our current level of transactions and staff. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote

(b)	Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the six-month period ended June 30, 2021 that have materially affected, or are like to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None; not applicable.

ITEM 1A. Risk Factors

As a smaller reporting issuer, the Company is not required to provide the information required by this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2021, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosure

Not applicable.

ITEM 5. Other Information.

None

ITEM 6. Exhibits

(a)	Exhibits.

Exhibit No.	Title of Document
31.1	302 Certification of Kim Boyce
31.2	302 Certification of Keith Merrell
32	906 Certification
101.SCH	Inline XBRL Taxomony Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reflect Scientific, Inc.
(Registrant)

Date:	August 16, 2021	By:	/s/ Kim Boyce
Kim Boyce, CEO, President and Director

Date:	August 16, 2021	By:	/s/ Tom Tait
Tom Tait, Vice President and Director

Date:	August 16, 2021	By:	/s/ Kim Boyce
Kim Boyce, CFO, Principal Financial Officer