Form 10-Q
period 2021-09-30
REFLECT SCIENTIFIC INC
filed 2021-11-15
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT of 1934

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

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate by check mark whether the Registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 15, 2021

84,739,086 shares of $0.01 par value common stock on November 15, 2021

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1:Financial Statements	4
Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited), and December 31, 2020	5 - 6
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited)	7
Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020 (unaudited)	8 - 9
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	10
Notes to Condensed Consolidated Financial Statements	11

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2021

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the 10-12 6/A for the period ended December 31, 2020, accompanying notes, and with the historical financial information of the Company.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
CURRENT ASSETS

Cash	$1,143,998	$642,542
Accounts receivable, net	147,688	340,427
Inventory, net	585,057	438,606
Prepaid assets	22,541	24,134

Total Current Assets	1,899,284	1,445,709

OTHER ASSETS

Operating lease right-of-use assets	124,089	167,641
Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	187,189	230,741

TOTAL ASSETS	$2,086,473	$1,676,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2021	2020
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expense	$89,718	$70,204
Contract liabilities	78,214	113,643
Operating lease liabilities – short term	54,901	58,682
Income taxes payable	-	100

Total Current Liabilities	222,833	242,629

LONG-TERM LIABILITIES

Operating lease liability – long-term	72,061	109,338
Loan – long-term	-	111,342

Total Liabilities	294,894	463,309

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 84,739,086 and 84,739,086 issued and outstanding, respectively	847,390	847,390
Additional paid in capital	20,201,931	20,201,931
Accumulated deficit	(19,257,742)	(19,836,180)
Total Stockholders’ Equity	1,791,579	1,213,141

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,086,473	$1,676,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUES	$716,145	$610,085	$1,985,640	$2,096,799

COST OF GOODS SOLD	242,343	252,112	621,317	845,281

GROSS PROFIT	473,802	357,973	1,364,323	1,251,518

OPERATING EXPENSES
Salaries and wages	146,697	77,701	429,417	406,611
Research and development expense	17,544	754	45,697	190,610
General and administrative expense	149,672	75,330	422,036	309,836
Total Operating Expenses	313,913	153,785	897,150	907,057

OPERATING INCOME (LOSS)	159,889	204,188	467,173	344,461

OTHER INCOME (EXPENSE)
Gain on forgiveness of SBA loan	-	-	111,265	-
Other income	-	-	-	(132)
Total Other Income (Expenses)	-	-	111,265	(132)

NET INCOME (LOSS) BEFORE TAXES	159,889	204,188	578,438	344,329

Income tax benefit (expense)	-	-	-	-

NET INCOME (LOSS)	$159,889	$204,188	$578,438	$344,329

NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$0.00	$0.00	$0.01	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	84,739,086	84,739,086	84,739,086	84,739,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENIFIC, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2021

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	84,739,086	$847,390	$20,201,931	$(19,836,180)	$1,213,141

Net income for the three-month period ended March 31, 2021	-	-	-	247,768	247,768

Balance, March 31, 2021	84,739,086	847,390	20,201,931	(19,588,412)	1,460,909

Net income for the three-month period ended June 30, 2021	-	-	-	170,781	170,781

Balance – June 30, 2021	84,739,086	847,390	20,201,931	(19,417,631)	1,631,690

Net income for the three-month period ended September 30, 2021	-	-	-	159,889	159,889

Balance, September 30, 2021	84,739,086	$847,390	$20,201,931	$(19,257,742)	$1,791,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENIFIC, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2020

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	84,739,086	$847,390	$20,201,931	$(20,496,295)	$553,026

Net income for the three-month period ended March 31, 2020	-	-	-	165,595	165,595

Balance, March 31, 2020	84,739,086	847,390	20,201,931	(20,330,700)	718,621

Net loss for the three-month period ended June 30, 2020	-	-	-	(25,454)	(25,454)

Balance – June 20, 2020	84,739,086	847,390	20,201,931	(20,356,154)	693,167

Net profit for the three-month period ended September 30, 2020	-	-	-	204,188	204,188

Balance, September 30, 2020	84,739,086	$847,390	$20,201,931	$(20,151,966)	$897,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$578,438	$344,329
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	-	2,985
Amortization of operating lease right-of-use asset	43,552	45,376
Gain on forgiveness of SBA loan	(111,265)	-
Changes in operating assets and liabilities:
Accounts receivable	192,739	(17,438)
Inventory	(146,451)	(59,237)
Prepaid expenses	1,493	21,221
Accounts payable and accrued expenses	19,437	(62,831)
Operating lease liabilities	(41,058)	(45,992)
Customer deposits	(35,429)	(325,902)
Net Cash provided by (used in) Operating Activities	501,456	(97,489)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net funds received from PPP loan	-	121,297
Net funds received from line of credit	-	(8,238)
Net cash provided by financing activities	-	113,059

NET CHANGE IN CASH	501,456	15,570

CASH AT BEGINNING OF PERIOD	642,542	555,156
CASH AT END OF PERIOD	$1,143,998	$570,726

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$588
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2020 financial statements. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

A part of our customer base is made up of international customers. The table below allocates revenue between domestic and international customers.

	For the Three Months Ended		For the Three Months Ended
	September 30, 2021		September 30, 2020
Segments		Total		Total
Domestic	$422,866	$422,866	$373,468	$373,468
International	293,279	293,279	236,617	236,617
	$716,145	$716,145	$610,085	$610,085

Components	$293,266	$293,266	$304,995	$304,995
Equipment	422,879	422,879	305,090	305,090
	$716,145	$716,145	$610,085	$610,085

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2020
Segments		Total		Total
Domestic	$1,023,314	$1,023,314	$1,523,545	$1,523,545
International	962,326	962,326	573,254	573,254
	$1,985,640	$1,985,640	$2,096,799	$2,096,799

Components	$735,539	$735,539	$768,409	$768,409
Equipment	1,250,101	1,250,101	1,328,390	1,328,390
	$1,985,640	$1,985,640	$2,096,799	$2,096,799

ACCOUNTS RECEIVABLE: Accounts receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2021 and December 31, 2020, the Company had accounts receivable, net of the allowance, of $147,688 and $340,427, respectively. At September 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $4,000 and $4,000, respectively.

INVENTORY: Inventories are presented net of an allowance for obsolescence and are stated at the lower of cost or market value based upon the average cost inventory method. The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for detectors and ultra-low temperature freezers which it builds and other scientific items. At September 30, 2021 and December 31, 2020, the Company had inventory consisting of raw materials and finished goods, net of allowance, of $585,057 and $438,606, respectively. Of the total raw materials represented $5,353 at September 30, 2021 and $10,767 at December 31, 2020. At September 30, 2021 and December 31, 2020, the allowance for obsolescence was $106,044 and $106,044, respectively.

INTANGIBLE ASSETS: Costs to obtain or develop patents are capitalized and amortized over the life of the patents. Patents are amortized from the date the Company acquires or is awarded the patent over their estimated useful lives, which range from 5 to 15 years. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. We perform an impairment analysis on an annual basis. The Company’s analysis did not indicate any impairment of intangible assets as of the impairment analysis conducted December 31, 2020. As of September 30, 2021 and December 31, 2020, all of the intangible assets were fully amortized.

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

NET INCOME (LOSS) PER SHARE: The computation of basic profit and loss per share of common stock is based on the weighted average number of shares outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period. Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive. At September 30, 2021 and 2020, the Company had no common stock equivalents.

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

The following was included in our consolidated condensed balance sheet as of September 30, 2021:

Leases	As of September 30, 2021
Assets
ROU operating lease assets	$124,089

Liabilities
Operating lease liabilities – current portion	$54,901
Operating lease liabilities	$72,061
Total operating lease liabilities	$126,962

We recognize lease expense on a straight-line basis over the term of the lease.

Nine Months Ended
Lease Cost	September 30, 2021
Operating lease cost
Administrative expenses	$5,661
Rent expense	43,259
Total operating lease cost	$48,920

Our building lease does not specify an implicit rate of interest. Therefore, we estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of September 30, 2021, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Nine Months Ended
Supplemental Disclosures	September 30, 2021
Weighted average remaining lease term	2.17 years
Weighted average discount rate	5.25%

NOTE 4 - INVENTORY

Inventories are presented net of an allowance for obsolescence and are stated at the lower of cost or market value based upon the average cost inventory method. The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for detectors and ultra-low temperature freezers which it builds and other scientific items. At September 30, 2021 and December 31, 2020, the Company had inventory consisting of finished goods, net of allowance, of $585,057 and $438,606, respectively. At September 30, 2021 and December 31, 2020, the allowance for obsolescence was $106,044 and $106,044, respectively.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company has adopted the new revenue recognition and lease accounting standards. The Company believes there have been no other significant changes during the nine-month period ended September 30, 2021, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Form 10 for the year ended December 31, 2020.

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

An analysis of operating results for the three months ended September 30, 2021 and 2020 follows.

Results of Operations

Three Months Ended September 30, 2021 and 2020

	For the three months ended September 30,
	2021	2020	Change
Revenues	$716,145	$610,085	$106,060
Cost of goods sold	242,343	252,112	(9,769)
Gross profit	473,802	357,973	115,829
Operating expenses	313,913	153,785	160,128
Net income (loss)	$159,889	$204,188	$(44,299)

Revenues increased during the three-month period ended September 30, 2021, to $716,145 from $610,085 for the three-month period ended September 30, 2020, an increase of $106,060. The increase is attributable to the increased sales of ultra-low temperature freezers and chillers. We are continuing work to increase our market penetration in the ultra-low temperature freezer market and in the ultra-cold chiller.

Cost of goods decreased in the quarter ending September 30, 2021, as compared to September 30, 2020, to $242,343 from $2252,112, an decrease of $(9,769). We realized a gross profit percentage of 66% for the three months ended September 30, 2021, compared to 59% for the three months ended September 30, 2020. The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter. The increased sale of freezers and chillers during 2021 period resulted in the slightly higher margins. We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses were $313,913 for the three months ended September 30, 2021, a increase of $160,128 over the expenses of $153,785 incurred in the three-month period ended September 30, 2020. The decrease results primarily from the $16,790 decrease in research and development costs and a $68,996 reduction in salaries and wages and a $74,392 decrease in general and administrative expenses. While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

Research and development expenses for the three months ended September 30, 2021 were $17,544, an increase of $754 in expenses for the same period in 2020, as the development work on the ultra-cold CBD oil chiller was escalated.

Salaries and wages for the three months ended September 30, 2021 were reduced by $74,342 as compared to the expense for the three month period ended September 30, 2020. The termination of two employees resulted in the lower expense level.

Net income for the three-month period ended September 30, 2021 was $159,889, a decrease of $44,299 from the $204,188 for the three-month period ended September 30, 2020. Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net income of $159,889 for the three-month period ended September 30, 2021 represents income of $0.00 per share. This compares to net income of $204,188, or $0.00 per share, for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 and 2020

	For the nine months ended September 30,
	2021	2020	Change
Revenues	$1,985,640	$2,096,799	$(111,159)
Cost of goods sold	621,317	845,281	(223,964)
Gross profit	1,364,323	1,251,518	112,805
Operating expenses	897,150	907,057	(9,907)
Other income (expense)	111,265	(132)	111,397
Net profit (loss)	$578,438	$344,329	$234,109

Revenues decreased during the nine-month period ended September 30, 2021, to $1,985,640 from $2,096,799 for the nine-month period ended September 30, 2020, a decrease of $111,159. The decrease is attributable to the additional chillers shipped in 2020 as the backlog of orders resulting from delays in receiving component parts were assembled and shipped. We are continuing work to increase our market penetration in the ultra-low temperature freezer market and in the ultra-cold chiller.

Cost of goods decreased in the nine months ended September 30, 2021, as compared to September 30, 2020, to $621,317 from $845,281, a decrease of $223,964. We realized a gross profit percentage of 69% for the nine months ended September 30, 2021, compared to 58% for the nine months ended September 30, 2020.

The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter. Work has been done to reduce the component and assembly costs of the freezers and chillers. We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses were $897,150 for the nine months ended September 30, 2021, a decrease of $9,907 over the expenses of $907,057 incurred in the nine-month period ended September 30, 2020. The decrease results primarily from the $144,913 decrease in research and development costs and a $22,806 decrease in salaries and wages, offset in part by a $112,200 increase in general and administrative expenses. While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

Research and development expenses for the nine months ended September 30, 2021 were $45,697, a decrease of $144,913 in expenses for the same period in 2020, as the development work on the ultra-cold CBD oil chiller was minimized.

Operating expenses were also reduced due to lower salaries and wages in the nine month period ended September 30, 2021 as compared to 2020. The $22,806 reduction resulted from the reduction of two full-time employees.

Net income for the nine-month period ended September 30, 2021 was $578,438, which compares to net income of $344,329 for the nine-month period ended September 30, 2020. Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net income of $578,438 for the nine-month period ended September 30, 2021 represents income of $0.01 per share. This compares to net income of $344,329, or income of $0.00 per share, for the nine months ended September 30, 2020.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at September 30, 2021, were $1,143,998, with accounts receivable of $147,688, net of allowance, and inventory of $585,057, net of allowance. Our working capital on September 30, 2021, was $1,676,451. Working capital on December 31, 2020 was $1,203,080.

For the nine-month period ended September 30, 2021, net cash provided by operating activities was $501,456, which is an improvement of $598,944 over the $97,488 net cash used by operating activities for the nine-month period ended September 30, 2020.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the nine-month period ended September 30, 2021 that have materially affected, or are like to affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None; not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2021, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Reflect Scientific, Inc.
(Registrant)

Date:	November 15, 2021	By:	/s/ Kim Boyce
Kim Boyce, CEO, President and Director

Date:	November 15, 2021	By:	/s/ Tom Tait
Tom Tait, Vice President and Director

Date:	November 15, 2021	By:	/s/ Kim Boyce
Kim Boyce, CFO, Principal Financial Officer