Form 10-K
period 2021-12-31
REFLECT SCIENTIFIC INC
filed 2022-03-31
CIK 1103090

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. -000-31377

REFLECT SCIENTIFIC, INC.

(Name of Registrant in its Charter)

Utah	87-0642556
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1266 South 1380 West
Orem, Utah 84058
(Address of Principal Executive Offices)
Issuer’s Telephone Number: (801) 226-4100
Securities registered under Section 12(b) of the Act: None
Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act:

$0.01 par value common stock
Title of Class
Name of Each Exchange on Which Registered: OTCQB

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒
Smaller reporting company ☒	Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State Issuer’s revenues for its most recent fiscal year: December 31, 2021 - $2,814,670.

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

There are approximately 39,239,086 shares of common voting stock of the Registrant held by non-affiliates, and based upon the average bid and asked prices of our common stock on June 30, 2021 of $0.40, as reported by the OTC Bulletin Board of the National Association of Securities Dealers, Inc., the aggregate market value of our common stock held by non-affiliates was approximately $15,715,254.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Past Five Years

None; not applicable.

Outstanding Shares

As of March 23, 2022, the Registrant had 84,989,086 shares of common stock outstanding.

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part IV, Item 15, of this Annual Report.

i

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

Business

Impact of the Covid-19 Pandemic

The recent COVID-19 Pandemic (“the Pandemic”) has to date had little negative effect on our business with regard to disruption of normal business activities such as receiving and processing orders and shipping.  Many of the new COVID-19 vaccines and protein-based therapeutics require freezers either in processing or storing these products.  The press surrounding the COVID-19 vaccines has often focused on the dearth of freezers capable of storing vaccines at an appropriately low temperature.  The Company sells ultra low temperature freezers and as a consequence benefited from the press-generated awareness of the need for these types of freezers.  Our pharmaceutical freezer customers develop and manufacture many vaccines.  The Company is not privy to the specific use of its low temperature freezers and can not determine if any increases in sales or revenue are directly attributable to the Pandemic.

There is a continued risk of supply chain interruption, availability of raw materials or other unforeseen issues that can be caused by the ever-changing progression of the Pandemic.  In addition, demand for the Company’s products may decrease or fluctuate in the future and current demand for our products may not, therefore, be indicative of sales and revenue going forward.

We recognize these risks and are taking every effort to prevent or mitigate them as they arise.

Overview

Reflect Scientific is engaged in the manufacture and distribution of innovative products targeted at the life science market. Our customers include hospitals, diagnostic laboratories, pharmaceutical and biotech companies, cold chain management, universities, government and private sector research facilities, chemical and industrial companies.

Our goal is to provide our customers with the best solution for their needs. This philosophy extends into our business strategies and acquisition plans. Through a series of strategic acquisitions, we acquired technology that has enabled us to expand our line of products to align with, and capitalize on, market needs. Our growing product portfolio includes ultra-low temperature freezers, blast freezers, solvent chillers and refrigerated transportation in addition to supplying OEM products to the life sciences industry.

Our Cryometrix brand ultra-low temperature and blast freezers innovative design enables our customers to save substantially on energy costs related to cryogenic storage. Ultra-low temperature freezers are used worldwide for the storage of vaccines, DNA, RNA, proteins and many other biological and chemical substances. There is a growing need for energy efficient, reliable ultra-low temperature storage units. Our Cryometrix freezers are targeted to this growing market and we have had tremendous success in blood storage and pharmaceutical manufacturing applications.  The application of this technology for use in refrigerated trailers (commonly called “reefers”) used to transport goods which need to be maintained in a cold environment significantly broadens the market for this technology.  The utilization of this technology in reefers eliminates the current method of cooling, which uses engines run on hydrocarbon fuels.  The Cryometrix technology is pollutant free and is more efficient and cost effective than the technologies currently used. Reflect Scientific has added a new product line of solvent chillers. Solvent chillers are used in natural products extraction for optimizing product yield and purity.

Products

Reflect Scientific designs, develops and sells scientific equipment for the life sciences and manufacturing industries. Since Reflect Scientific’s inception in 1993, our focus is and has been on providing value added products, analytic testing supplies and equipment, and stand-alone products for the life sciences and industrial marketplace.  Reflect Scientific’s products range from non-mechanical Cyrometrix™ freezers and value-added products and components for the life sciences industry to tools and analytical services for industrial manufacturing.

Our Cryometrix freezers use an entirely different technology for cooling that requires far less power and has significantly fewer moving parts. Less power consumption and fewer parts (i.e., less chance for wear or malfunction) translates into an immediate realization of cost savings to the customer.  Management believes that there is no mechanical freezer that can match the temperature uniformity and rapid cooling of our Cryometrix freezer.  These attributes are why these freezers are being sold into the pharmaceutical market – they meet customer needs that can not be fulfilled by current freezer technology.

All of Reflect Scientific’s products and services are developed with one key factor in mind:  Providing a superior cost/benefit to the customer verses other products in the same market space.  With years of experience in the life science and industrial manufacturing markets, Reflect Scientific has been able to develop not only unique patentable products, but products that we believe offer a superior value proposition to the customer.

We have developed a business model with a focus on excellence in the design and development of products and solutions for life science and industrial manufacturing industries.  We outsource the majority of our manufacturing, allowing us to concentrate our efforts on product innovation across multiple lines and industries.  Our strength is in developing and providing value added products which we believe offer immediate and verifiable benefits and cost saving solutions.

We have found a number of companies that can manufacture products to our specification, allowing us to focus on our core competencies of development and design, and maintain a flexible corporate structure capable of taking advantage of new opportunities without the large capital investment required to acquire tooling and manufacturing equipment.  Our focus on development and design expertise, as opposed to manufacturing of products, enables us to innovate along multiple industry lines and customize our products to meet specific needs in a variety of industrial settings.  Our products are sold in the biotechnology, natural products, pharmaceutical, cold chain management and medical industries, as well as manufacturing industries, such as automotive.

Cryometrix Freezers

Our Cryometrix ultra-low temperature and blast freezers are, we believe, a technological breakthrough that provides energy savings and other critically important benefits to cryo-storage customers in the life science related industries.  Ultra-low temperature and blast freezers are used in many applications for the storage and fast freezing protocols of everything from blood to cancer vaccines.  These types of freezers are used by hospitals and biotechnology research facilities.

The only ultra-low temperature freezers currently available are produced by a limited number of companies and rely on a mechanical process for cooling.  Because of inadequacies in the mechanical process, we believe there is loss of inventory each year because of the problems related to reliability inherent with mechanical freezers.

Our freezers incorporate a disruptive technology. They are based on a complete divergence from the technology currently used in ultra-low temperature freezers.  Through the advantages of our technology, we believe our freezers solve the current inadequacies and provide immediate cost savings and reliability for our clients.   Current cryogenic storage equipment falls short of customer expectations in a variety of key performance criteria.

*	High energy usage – a growing problem with rising energy costs
*	Inflexible temperature range control – existing units cannot be easily modified for colder requirements (colder temperatures are an industry trend)
*	Sample inventory is at risk in the event of a power failure
*	Poor temperature uniformity – samples in different areas of the freezer can experience wide variations in temperatures which is undesirable from a regulatory standpoint.
*	Frost build-up

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

Cryometrix freezers are powered by liquid nitrogen.  The competition’s freezers, including those developed by Thermo Fisher Scientific and Sanyo Corporation, are compressor based, with hydrofluorocarbon (HFC) refrigerants and electric compressors.  This basic technology difference results in the following Cryometrix advantages:

*	The Cryometrix freezer cooling medium is nitrogen, an all-green element that makes up 78% of our atmosphere. Many competitors use refrigerants that are harmful to the environment.
*	Cryometrix freezers cool extremely fast compared to the competition. One particular Cryometrix freezer will cool to -80C in eight minutes, an order of magnitude faster than the competition.
*	The inherent Cryometrix technology provides a much more uniform temperature throughout the freezer than competitors’ compressor-based freezers.
*	When power is lost, the competitors’ freezers immediately fail to operate. Cryometrix freezers, when placed in manual freezing mode, continue to maintain a cold temperature for days and even weeks.
*	Cryometrix feezers are more reliable than the competition. Those well-versed in mean time between failure analysis calculate potential failures mainly based on the number of moving parts. Compressor-based freezers have many moving parts and are not as reliable in theory or in practice as Cryometrix freezers, which have almost no moving parts.

The adaptation of the freezer technology to reefers for transporting perishable items opens a significant new market. Trailers can easily be retrofitted with the Cryometrix unit, which operates pollution free, more efficiently, and provides a cost savings compared to the diesel-powered units currently used.  The non-polluting Cryometrix unit provides significant benefits over any other unit currently marketed.

A new development using a similar liquid nitrogen cooling technology is the solvent chiller.  Solvent chillers are used for providing chilled solvent for extracting a final commercial product from plant materials.  The extraction solvent is rapidly chilled to a temperature that will optimize the extraction purity and recovery of the final product of interest.  Solvent chillers are currently being sold into the CBD extraction market.

Other Products

In addition to our Cryometrix freezers, we market our Visacon OEM products, LCGCVials.com vial products, GCFerules.com OEM GC consumable products, and HPLC Detectors.com UV detector products into the chromatography market.  These are highly technical products and encompass a vast array of sizes, configurations and uses.  These products represent a stable supplies business but they do not represent a significant growth opportunity for the Company.

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

Given our relative size versus our competitors, we are often required to seek niche markets for our products or focus on selling consumable components to be used by our competitors. We believe, however, that our technology and experience in the ultra-low freezers space allows us to be competitive in those markets.  As our ultra-low freezer products are new to the marketplace, the products long term commercial acceptance is still unknown.  Most of our products compete against multiple competitors, with our refrigeration products competing primarily against Thermo Fisher Scientific and Sanyo Corporation.  Although our Cryometrix freezer products are considered to be in the ultra-cold freezer market space, we do not believe that they compete directly with freezer products sold by these companies because our Cryometrix freezers use a completely different technology, liquid nitrogen cooling, to achieve very fast cooling rates and stable set temperatures.  Freezer products sold by Thermo Fisher Scientific and Sanyo Corporation cannot achieve the same rates of cooling.  Our Cryometrix freezers compete with other ultra-cold freezer products based on technical merit – their ability to meet freezing parametersultra-cold freezer market space, we do not believe that they compete directly with freezer products sold by these companies because our Cryometrix freezers use a completely different technology, liquid nitrogen cooling, to achieve very fast cooling rates and stable set temperatures.  Freezer products sold by Thermo Fisher Scientific and Sanyo Corporation cannot achieve the same rates of cooling.  For additional disclosure about our Cryometrix products, see the discussion under the subheading “Cryometrix Freezers” above.

The product lines other than our Cryometrix freezers face competition from many laboratory supply companies, with Thermo Fisher Scientific being by far the largest.  We estimate our market share in this segment to be well under five percent.  However, because of the OEM nature of much of our chromatography business, we sell to several of the large chromatography supply companies.

Growth Plan

While we will continuously evaluate acquisitions of businesses and technologies to grow our revenues in the life science and green technology markets, our primary focus will be the continued growth of our own product lines through increasing market share and the addition of new innovative products to enhance our current offerings.

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

Manufacturing, Supplies, and Quality Control

Many of our products are manufactured by strategic selection of third-party manufacturers. By outsourcing our manufacturing, we are able to reduce the overall cost position of our products.  We manufacture our lower volume products that are less labor and parts intensive in our facility in Orem, Utah.

In addition, we engage in light manufacturing (assembly, filling and repackaging) for many of our chromatography supplies.  We also do the final assembly and design for our Cryometrix brand freezers.  The freezer shells, doors, shelving, heat exchangers and electronics are produced by contracted vendors.  We sell directly to OEM customers and end users.

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

Dependence on One or a Few Major Customers

We have four major customers who represented 45 percent and 24 percent of our sales volume in 2021 and 2020, respectively. In our 2021 fiscal year, these customers represented 14.4 percent; 12.0 percent; 9.2 percent; and 8.9 percent of our revenues, respectively.

The Company has strong relationships with each of its customers and does not believe this concentration poses a significant risk due to those long-term relationships and the uniqueness of the products they purchase from us.

Our customers purchase our products via purchase orders describing the quantity and price of the products being purchased in a given transaction.  By way of example, our largest customer purchases products through the use of more than 60 purchase orders per year.

Need for any Governmental Approval of Principal Products or Services

No products presently being manufactured or sold by us are subject to prior governmental approvals.

Effect of Existing or Probable Governmental Regulations on the Business

Our Registration Statement on Form 10, as amended, will become effective 60 days after filing with the Securities and Exchange Commission, at which point our securities will be registered pursuant to Section 12(g) of the Exchange Act.  Issuers with securities registered under Section 12(g) are subject to numerous regulatory requirements under the Exchange Act.  For example, we will be subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

Upon effectiveness of our Registration Statement on Form 10, as amended, we will also be required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; changes in executive officers and directors; and bankruptcy) in a Current Report on Form 8-K.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We regard intellectual property (“IP”) as a strategic asset that allows us to maintain a highly competitive position in the market.  All patents and trademarks relating to acquired technologies have been assigned to us.  Where appropriate, we seek patent protection for inventions and developments made by our personnel and incorporated into our products or otherwise falling within our fields of interest. We protect some of our technology as proprietary trade secrets and, where appropriate, we use trademarks or registered trademarks used in connection with our products.

There are currently 29 patents assigned to Reflect Scientific, Inc.  All of our patents cover our Cryometrix product line of nitrogen-based equipment for processing, storage and transportation of bio-pharma products.  All patents are utility patents within the jurisdiction of the United States, with expiration dates ranging from December, 2023, to December, 2041. We have a strong commitment to maintaining our IP portfolio and pursuing additional IP to expand our product protection.

Research and Development Costs During the Last Two Fiscal Years

During the year ended December 31, 2021, we expended $58,340 for research and development.  During the year ended December 31, 2020, we expended $185,295 for research and development.  The majority of the research and development on our products is performed by independent contractors who have been enhancing technologies, primarily on the reefer unit and the detectors.  We expect research and development cost to increase in the future with the development work required to update and make improvements on our Cryometrix freezers.

Employees

As of March 23,  2022, subsequent to the balance sheet date, we had 7 full-time and 2 part-time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commissions’ Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

Item 1A. Risk Factors

Not applicable for Registrant.

Item 1B. Unresolved Staff Comments

None. Not applicable.

Item 2. Description of Property

Reflect Scientific conducts all of its business operations from one facility, located in Orem, UT. This is a combination warehouse, manufacturing and office facility with 6,000 square feet of space; we lease this facility at $4,999 per month to the end of the lease term on November 30, 2023.

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

As of March 23, 2022, there were 84,989,086 shares of our common stock outstanding. On March 23, 2022, the high and low bid price for our common stock was $0.1247 and $0.1247, respectively.

Holders

The number of record holders of our common stock as of March 23, 2022, was approximately 107 this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2021 and 2020, from the sale of registered securities.

Issuance of Equity Securities by Us

In December 2021, the board approved the issuance of 1,000,000 shares of restricted stock to its patent attorney, 250,000 shares to vest on the grant date with an additional 250,000 shares to vest on each of the next three anniversary dates.

Item 6. Reserved.

We are not required to provide information under this item.

Item 7. Management’s Discussion and Analysis or Plan of Operation

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, and the plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as “forward-looking statements.”

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of December 31, 2021 contained a significant financing component.

Allocate the transaction price to performance obligations in the contract. We typically do not have multiple performance obligations in our laboratory supply contracts with customers. As such, we generally recognize revenue upon transfer of the product to the customer’s control at contractually stated pricing.  The freezers likewise do not have milestone or percentage of completion clauses in the contract, so revenue is only recognized when the work has been completed.

Contract Balances We have elected to use the practical expedient in ASC 340-40-25-4 (regarding recognition of the incremental costs of obtaining a contact) for costs related to contracts that are estimated to be completed within one year. In other word, we do not have any material accrued contract costs; however, we do require customer deposits to be made on freezer purchases.  As of December 31, 2021, we have $118,566 of contract liabilities related to these customer deposits and no contract assets.

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

The Company charged $0 and $0 to bad debt expense for the years ended December 31, 2021 and 2020, respectively. The Company has historically experienced minimal bad debts.  The allowance for doubtful accounts balance of $4,000 at December 31, 2020 was reviewed and it was deemed that no adjustment to the provision was required at December 31, 2021.  Management feels this to be an adequate reserve based on the experience seen over multiple years.

The Company maintains an allowance for doubtful accounts to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

PROPERTY AND EQUIPMENT:  Property and equipment are stated at cost.  Expenditure for minor repairs, maintenance, and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred.  All major additions and improvements are capitalized.  Depreciation is computed using the straight-line method.  The lives over which the property and equipment are depreciated range from 5 to 7 years, except for computer equipment, which is depreciated over a 3-year life.

INVENTORIES: Inventories are stated at the lower of cost or market value based upon the average cost inventory method. The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for the imaging and inspection systems which it builds, and other scientific items.

COST OF SALES: Charges to cost of sales are made on a first-in first-out method (FIFO). In addition to the component costs, some labor costs are allocated to cost of goods for the direct labor utilized to build the sub-assemblies and finished goods.

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

GOODWILL: Goodwill represents the excess of the JMST assets acquired over the fair value of net assets acquired. Goodwill is not amortized but instead is tested for impairment, at a reporting unit level, annually and when events and circumstances warrant an evaluation. The Company evaluates goodwill on an annual basis, as of the end of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment. In making this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, business trends and market conditions. Accordingly, the Company recorded on impairment of goodwill for the years ended December 31, 2021 and 2020.

As the Company consists of only one reporting unit, and is publicly traded, management estimates the fair value of its reporting unit utilizing the Company’s market capitalization, multiplying the number of actual shares outstanding by the market price on December 31, as reflected on NASDAQ National Market

LEASES: In February of 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 - Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company adopted this update as of January 1, 2019 using the modified retrospective transition method.

Overview

During the year ended December 31, 2021 revenue increased by 1% compared to the year ended December 31, 2020.  The revenue growth resulted from a small increase in our specialty laboratory supplies, offset in part by an approximately $40,282  decline in sales of our chillers and freezers.  While there can be no assurance that freezer sales will increase in future periods, it is encouraging that the marketplace has embraced our disruptive technology, and our installed operating base continues to increase.  Historically, the core business of the company has been the sale of specialty laboratory supplies.  Orders of those supplies increased as a group in 2021 as compared to 2020.  We continue working to attract new distributors to build sales of these specialty items to historical levels.

The recent COVID-19 Pandemic (“the Pandemic”) has to date had little negative effect on our business with regard to disruption of normal business activities such as receiving and processing orders and shipping.  Many of the new COVID-19 vaccines and protein-based therapeutics require freezers either in processing or storing these products.  The press surrounding the COVID-19 vaccines has often focused on the dearth of freezers capable of storing vaccines at an appropriately low temperature.  The Company sells ultra low temperature freezers and as a consequence benefited from the press-generated awareness of the need for these types of freezers.  Our pharmaceutical freezer customers develop and manufacture many vaccines.  The Company is not privy to the specific use of its low temperature freezers and cannot determine if any increases in sales or revenue are directly attributable to the Pandemic.

There is a continued risk of supply chain interruption, availability of raw materials or other unforeseen issues that can be caused by the ever-changing progression of the Pandemic.  In addition, demand for the Company’s products may decrease or fluctuate in the future and current demand for our products may not, therefore, be indicative of sales and revenue going forward.

We recognize these risks and are taking every effort to prevent or mitigate them as they arise.

The Company focused its resources during 2021 to the marketing of our ultra-cold freezers. Increasing sales of the ultra-low temperature freezers and commercialization of the refrigerated trailer will provide opportunity for the Company to expand sales in the higher margin technology markets.

The Company has been proactive in making those business decisions which it believes will enable it to carry out its business plan. Significant cost reduction measures have been implemented, unprofitable subsidiaries divested, facilities consolidated and personnel reductions made.

Financial Position

The table below presents a summary of our consolidated balance sheets at December 31, 2021 and 2020:

SUMMARY OF BALANCE SHEET INFORMATION

	Year ended Dec. 31, 2021	Year ended Dec 31, 2020	Increase (Decrease)
Cash	$ 1,473,924	$ 642,542	$ 831,382
Total current assets	2,305,365	1,445,709	859,656
Total assets	2,478,948	1,676,450	802,498
Total current liabilities	241,849	242,629	(780)
Accumulated deficit	(18,897,115)	(19,836,180)	939,065
Total stockholders’ equity (deficit)	$ 2,179,706	$ 1,213,141	$ 966,565

We had $1,473,924 in cash as of December 31, 2021, an increase of $831,382 from December 31, 2020. The increase in cash results from contract liabilities from operating income and customer deposits received with orders for chillers. We had working capital of $2,063,516 at December 31, 2021, compared to working capital of $1,203,080 at December 31, 2020. The increased working capital results from the operating profit and contract liability for customer deposits placed on equipment orders.

Contractual Obligations

The Company leases office/warehouse space in Utah. In addition, it had a lease on a vehicle. The following summarizes future minimum lease payments under the operating leases at December 31, 2021:

Minimum Lease Payments
Year Ending December 31,	Building	Automobile	Total
2022	$ 61,091	$ -	$ 61,091
2023	58,920	-	58,920
Total	$ 120,011	$ -	$ 120,011

Results of Operations

December 31, 2021 and 2020

The following table summarizes revenue, cost of goods sold, and operating expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Increase (Decrease)
Revenue	$ 2,814,670	$ 2,792,623	$ 22,047
Cost of Goods Sold	884,066	1,071,321	(187,225)
Gross Profit	1,930,604	1,721,302	(209,302)

Salaries and wages	608,065	534,525	73,540
Research and development expense	58,340	185,295	(126,955)
General and administrative expense	436,399	350,477	85,922
Total operating expenses	1,102,804	1,070,297	32,507

Income from operations	827,800	651,005	176,795

Other income (expense)	111,265	9,110	102,155

Net income	$ 939,065	$ 660,115	$ 278,950

Total revenue in 2021 increased 0.8% to $2,814,670 from revenue of $2,792,627 in 2020. Revenue of $1,910,179 was from ultra-low temperature freezers accounts in 2021, compared with revenue of $1,950,462 from freezer sales in 2020. We continue to work to increase sales of these freezer units, as well as working to develop marketing strategies to expand distribution channels of our specialty laboratory products.

Our cost of goods sold decreased by $187,225 in the period ending December 31, 2021, as compared to December 31, 2020. Gross sales margin was 69% in 2021 and 62% in 2020. Our gross margin percent is influenced by the sales mix, with the ultra-low temperature freezers carrying significantly higher margins than the more generic lab supplies. We are working to further increase gross margins through working with current vendors to obtain more favorable costing or identifying and qualifying new vendors who offer more favorable pricing without compromising quality.

The salaries and wages increase of $73,540 in 2021 compared to 2020 is the net result of salary changes and personnel additions, offset in part by salaries charged to research and development, cost of goods and inventory. Our plan is to continue to use outside contractors where practical to enable us to minimize our number of employees.

Research and development expense was $58,340 in 2021 compared to $185,295 in 2020, a decrease of $126,955. The decrease was due to additional costs incurred in finalizing the design of the ultra-low temperature freezers during 2020, not incurred in 2021.

General and administrative expenses increased to $436,399 for 2021 as compared $350,477 in 2020, an increase of $85,922. The majority of the increase results from increased personnel costs and consulting fees in 2021 over 2020. Expense levels going forward are expected to approximate the 2021 levels as we continue increase market penetration with our products.

Other income consisted in 2021 of a $111,265 gain on forgiveness of our PPP loan.

We had a net income of $939,065 in 2021, an increase of $278,950 over the $660,115 net income realized in 2020.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at December 31, 2021, were $1,473,924, with accounts receivable of $175,649 and inventory of $624,486 net of reserves. Our working capital at December 31, 2021 was $2,063,516. This compares to working capital of $1,203,080 at December 31, 2020.

In 2021, net cash provided by operating activities was $831,382 as compared to net cash used by operations of $25,218 in 2020. We anticipate that in 2022, with the benefit of continued cost reductions and increased revenue, we will continue to generate positive cash from operating activities. We continue working to enhance our on-line ordering system to increase sales, develop the market for our ultra-low temperature freezers, work with current vendors to obtain more favorable pricing, and locate new vendors to provide opportunities to further reduce our cost of goods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief/Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Principal Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective due to the material weakness in the Company’s internal control. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2021 our internal control over financial reporting was not effective due to the lack of segregation of duties inherent in a small company.

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

Item 9B. Other Information

None; not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None; not applicsable.

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

Business Experience

Kim Boyce - CEO, Director

Mr. Boyce, 68, founded Reflect Scientific in 1993 and has over 40 years of experience in manufacturing, sales, distribution and management. His prior experience includes executive roles with Grace/Alltech Scientific, where he served as manager – distribution and sales and manager – plant operations. He also co-founded Labtech Scientific Products in Northern California, a distribution company specializing in equipment for use in life science and environmental related industries. He has an accomplished track record in strategic business development in a variety of markets, including the pharmaceutical and biotechnology sectors and cold chain management. Mr. Boyce received his technical training at DeAnza College in Cupertino, CA and his business training at San Jose State University.

Thomas Tait - Vice President, Secretary, Director

Mr. Tait, 67, serves as Vice President. Mr. Tait brings experience with accelerated product development, “lean” process management tools, strategic market analysis, and acquisition integration. Mr. Tait joined us from Danaher Company where he was a Business Manager over a $120 million in sales product line. Prior assignments have included General Manager of HyperQuan Inc., Product Manager J&W Scientific and Project Manager Varian Inc. He also co-founded ChiraTech Inc, a high technology Company that was sold to Thermo Electron Corporation. Mr. Tait holds an MBA in Technology Management from the University of Phoenix and a BS in Chemistry from Clarkson University. He also holds patents in Optics and MEMS technologies.

William G. Moon, Director

Mr. Moon, 73, has over 30 years experience in startup and engineering related companies. His leadership experience includes assisting in the formation of what became the world’s largest disk drive company, Quantum Corporation, with over 10,000 employees. He was Principal Engineer and Vice President of Engineering for over twenty years, during which time he co-designed numerous standard-setting disk drives. During that time, he was a co-founder of a wholly owned Quantum subsidiary, Plus Development, and was key in the invention of the Hardcard, the first hard drive on a plug-in card. He helped create a partnership with Panasonic for the world’s first totally automated disk drive assembly plant in Japan, producing over 100 million disk drives. Prior to that, Mr. Moon designed memory products at Hewlett Packard Labs in their Disk Memory Division. Over the past five years Mr. Moon has served as technical advisor to several companies and has sat on several boards.

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

Based solely on a review of the copies of such forms furnished to us or written representations from certain persons, we believe that during our calendar year ended December 31, 2021, all filing requirements applicable to our officers, directors and 10% stockholders were met by such persons.

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com- pensation($)	Nonqualified Deferred Compensation ($)	All Other Compensation($)	Total Earnings ($)

Kim Boyce	12/31/21	$102,200	-	-	-	-	-	-	$102,200
CEO &	12/31/20	$102,200	-	-	-	-	-	-	$102,200
Director	12/31/19	$102,200	-	102,500	-	-	-	-	$204,700

Tom Tait	12/31/21	$14,440	-	-	-	-	-	-	$14,400
VP &	12/31/20	$15,000	-	-	-	-	-	-	$15,000
Director	12/31/19	$25,480	-	4,100	-	-	-	-	$29,580

William	12/31/21	$38,500	-	-	-	-	-	-	$38,500
Moon	12/31/20	$38,500	-	-	-	-	-	-	$38,500
VP and Director	12/31/19	$18,000	-	4,100	-	-	-	-	$22,100

Outstanding Equity Awards

At December 31, 2021, there are no outstanding equity awards.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

None	None	None	None	None	None	None	None

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 23, 2022, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Reflect Scientific to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of Reflect Scientific and all executive officers and directors of Reflect Scientific as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

All percentages are calculated based upon a total number of 84,989,086 shares of common stock outstanding as of March 23, 2022, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

		Amount and Nature of	Percentage of Outstanding
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	Common stock

	Principal Shareholders

Common Stock	Kim Boyce 1270 South 1380 West Orem, Utah 84058	43,500,000	51.18%

	Officers and Directors

Common Stock	Kim Boyce	43,500,000	51.18%
Common Stock	Tom Tait	900,000	1.06%
Common Stock	William Moon.	1,100,000	1.29%
	All directors and executive officers of the Company as a group (Five individuals)	45,500,000	53.54%

Changes in Control

There are no current or planned transactions that would or are expected to result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	None
Equity compensation plans not approved by security holders	-	-	None
Total	-	-	None

The 2007 Equity Inventive Plan as amended on December 31, 2009, authorized the Company to issue 12,000,000 shares of stock options and restricted stock under an equity plan. The plan had an expiration date of December 31, 2019. No stock or option awards were outstanding at the time the plan expired.

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

In the years ended December 31, 2021 and 2020, there were no related party transactions.

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

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2021 and 2020:

Fee Category	2021	2020
Audit Fees	$57,000	$30,000
Audit-related Fees	$1,500	$2,000
Tax Fees	$2,100	$-
All Other Fees	$-	$-
Total Fees	$60,600	$32,000

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

PART IV

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

                   REFLECT SCIENTIFIC, INC.

Date:	03/31/2022	By:	/s/Kim Boyce
Kim Boyce, Chief Executive Officer and Director

Date:	03/31/2022	By:	/s/Kim Boyce
Kim Boyce, Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                 REFLECT SCIENTIFIC, INC.

Date:	03/31/2022	By:	/s/Kim Boyce
Kim Boyce, CEO and Director

Date:	03/31/2022	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	03/31/2022	By:	/s/William Moon
William Moon, Director

 REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 3627)

To the Board of Directors and Shareholders of Reflect Scientific, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reflect Scientific, Inc. and subsidiaries (“the Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2015.

Draper, UT

March 31, 2022

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31, 2021	December 31, 2020
CURRENT ASSETS

Cash	$1,473,924	$642,542
Accounts receivable, net	175,649	340,427
Inventories, net	624,486	438,606
Prepaid assets	31,306	24,134

Total Current Assets	2,305,365	1,445,709

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS

Operating lease right-of-use assets	110,483	167,641
Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	173,583	230,741

TOTAL ASSETS	$2,478,948	$1,676,450

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2021	December 31, 2020
CURRENT LIABILITIES

Accounts payable and accrued expenses	$66,837	$70,204
Contract liabilities	118,566	113,643
Operating lease liability – short-term	56,446	58,682
Income taxes payable	-	100

Total Current Liabilities	241,849	242,629

LONG-TERM LIABILITIES

Loan payable - PPP	-	111,342
Operating lease liability – long-term	57,393	109,338

Total Liabilities	299,242	463,309

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 84,989,086 and 84,739,086 shares issued and outstanding, respectively	849,890	847,390
Additional paid in capital	20,226,931	20,201,931
Accumulated deficit	(18,897,115)	(19,836,180)

Total Shareholders’ Equity	2,179,706	1,213,141

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,478,948	$1,676,450

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	For the Years Ended December 31,
	2021	2020

REVENUES	$2,814,670	$2,792,623

COST OF GOODS SOLD	884,066	1,071,321

GROSS PROFIT	1,930,604	1,721,302

OPERATING EXPENSES
Salaries and wages	608,065	534,525
Research and development	58,340	185,295
General and administrative	436,399	350,477
Total Operating Expenses	1,102,804	1,070,297

OPERATING INCOME	827,800	651,005

OTHER INCOME (EXPENSE)
Interest expense	-	(890)
Gain on EIDL Grant	-	10,000
Gain on forgiveness of debt – PPP loan	111,265	-

Total Other Income (Expenses)	111,265	9,110

NET INCOME BEFORE INCOME TAX EXPENSE	939,065	660,115

Income tax expense	-	-

NET INCOME	$939,065	$660,115

NET LOSS PER SHARE – BASIC AND DILUTED	$0.01	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	84,739,770	84,739,086

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2019	84,739,086	847,390	20,201,931	(20,496,295)	553,026

Net income for the year ended December 31, 2020				660,115	660,115

Balance, December 31, 2020	84,739,086	847,390	20,201,931	(19,836,180)	1,213,141

Common stock issued for consulting services	250,000	2,500	25,000	-	27,500

Net income for the year ended December 31, 2021				939,065	939,065

Balance, December 31, 2021	84,989,086	$849,890	$20,226,931	$(18,897,115)	$2,179,706

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$939,065	$660,115
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	-	3,786
Gain on forgiveness of PPP loan	(111,265)	-
Common stock issued for consulting services	27,500	-
Amortization of operating lease asset	57,158	58,555
Forgiveness of EIDL Grant	-	(10,000)
Changes in operating assets and liabilities:
Accounts receivable	164,778	(221,972)
Inventory	(185,880)	(185,755)
Prepaid assets	(7,172)	3,349
Accounts payable and accrued expenses	(3,544)	(38,403)
Operating lease liability	(54,181)	(59,095)
Contract liabilities	4,923	(235,798)
Net Cash from Operating Activities	831,382	(25,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loan Payable – SBA PPP loan	-	111,342
EIDL Grant	-	10,000
Payment on Short-term lines of credit	-	(8,738)
Net Cash from Financing Activities	-	112,604

NET CHANGE IN CASH	831,382	87,386

CASH AT BEGINNING OF PERIOD	642,542	555,156

CASH AT END OF PERIOD	$1,473,924	$642,542

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$132
Income taxes	$100	$-

Non-cash Investing and Financing Activities:
Operating lease right-of-use assets obtained for operating liabilities	$-	$168,247

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Reflect Scientific, Inc. (the Company) was incorporated under the laws of the State of Utah on November 3, 1999 as Cole, Inc. The Company was organized to engage in any lawful activity for which corporations may be organized under the Utah Revised Business Corporation Act. On December 30, 2003 the Company changed its name to Reflect Scientific, Inc.

Reflect Scientific

Reflect Scientific is engaged in the manufacture and distribution of innovative products targeted at the life sciences market. Our customers include hospitals, diagnostic laboratories, pharmaceutical and biotech companies, cold chain management, universities, government and private sector research facilities, chemical and industrial companies.

Our Cryometrix brand ultra-ow temperature and blast freezers innovative design enables our customers to save substantially on energy costs related to cryogenic storage. Ultra-low temperature freezers are used worldwide for the storage of vaccines, DNA, RNA, proteins and many other biological and chemical substances. There is a growing need for energy efficient reliable ultra-low temperature storage units. Our Cryometrix freezers are targeted to this growing market and we have had tremendous success in blood storage and pharmaceutical manufacturing applications. The application of this technology for use in refrigerated trailers (commonly called “reefers”) used to transport good which need to be maintained in a cold environment significantly broadens the market for this technology. The utilization of this technology in reefers eliminates the current method of cooling, which uses engines run on hydrocarbon fuels. The Cryometrix technology is pollutant free and is more efficient and cost effective than the technologies currently used. Reflect Scientific has added a new product line of solvent chillers. Solvent chillers are used in natural products extraction for optimizing product yield and purity.

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. None of our contracts as of December 31, 2021 contained a significant financing component.

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

Contract Balances We have elected to use the practical expedient in ASC 340-40-25-4 (regarding recognition of the incremental costs of obtaining a contact) for costs related to contracts that are estimated to be completed within one year. In other words. We do not have any material accrued contract costs; however, we do require customer deposits to be made on freezer purchases. As of December 31, 2021, we have $118,566 of contract liabilities related to these customer deposits and no contract assets.

A part of our customer base is made up of international customers. The following table presents Reflect Scientific revenues disaggregated by region and product type:

	December 31, 2021		December 31, 2020
Segments	Consumer Products	Total	Consumer Products	Total

Domestic	$1,786,437	1,786,437	$2,173,209	2,173,209
International	1,028,233	1,028,233	619,414	619,414
	$2,814,670	2,814,670	$2,792,623	2,792,623

Components	904,490	904,490	$842,161	842,161
Chillers/Freezers	1,910,180	1,910,180	1,950,462	1,950,462
	$2,814,670	2,814,670	$2,792,623	2,792,623

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

The Company charged $0 and $0, respectively, to bad debt expense for the years ended December 31, 2021 and 2020. As the Company has historically experienced minimal bad debts, management feels the allowance for doubtful accounts balance of $4,000 at December 31, 2021 to be an adequate reserve based on the experience seen over multiple years.

The Company maintains an allowance for doubtful accounts to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

f. Property and Equipment

Property and equipment are stated at cost. Expenditure for minor repairs, maintenance, and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred. All major additions and improvements are capitalized. Depreciation is computed using the straight-line method. The lives over which the property and equipment are depreciated range from 5 to 7 years, except for computer equipment, which is depreciated over a 3-year life.

g. Inventories

Inventories are stated at the lower of cost or market value based upon the average cost inventory method. The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for the imaging and inspection systems which it builds, and other scientific items. An allowance is recorded when it is determined that the amount owing is at high risk. The Company recorded $106,044 and $106,044 in the inventory allowance for the years 2021 and 2020, respectively.

h. Cost of Sales

Charges to cost of sales are made on a first-in first-out method (FIFO). In addition to the component costs, some labor costs are allocated to cost of goods for the direct labor utilized to build the sub-assemblies and finished goods.

i. Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company recognized $21,971 and $22,175 of advertising expense during the years ended December 31, 2021, and 2020, respectively.

j. Newly Issued Accounting Pronouncements

The Company has reviewed all FASB-issued ASU accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods. The Company has carefully considered the new pronouncements that alter previous GAAP and does not believe that any new or modified principles will have a material impact on the company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management and certain standards are under consideration.

k. Earnings per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period. Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive. At December 31, 2021 and 2020, the Company had no common stock equivalents.

	For the year ended December 31, 2021	For the year ended December 31, 2020

Net income (numerator)	$939,065	$660,115
Shares (denominator)	84,739,770	84,739,086
Net earnings per share amount - basic	$0.01	$0.04
Shares (denominator)	84,739,770	84,739,086
Net earnings per share amount - diluted	$0.01	$0.01

l. Shipping and Handling Fees and Costs

The Company records all shipping and handling costs as operating costs. Freight paid on outgoing shipments in 2021 and 2020 was $122,677 and $81,089, respectively, and is recorded in general and administrative expense.

m. Income Taxes

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2021 and 2020, it did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2021 and 2020 relating to unrecognized benefits.

n. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, which include Cryometrix (previously Cryomastor). All subsidiaries are wholly owned. All material intercompany accounts and transactions are eliminated in consolidation.

o. Research and development expense

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standard Codification Topic 730 “Research and Development". Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had $58,340 and $185,295 in research and product development for the years ended December 31, 2021 and 2020, respectively.

p. Stock-Based Compensation

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

q. Intangible Assets

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

r. Goodwill

Goodwill represents the excess of the JMST assets acquired over the fair value of net assets acquired. Goodwill is not amortized but instead is tested for impairment, at a reporting unit level, annually and when events and circumstances warrant an evaluation. The Company evaluates goodwill on an annual basis, as of the end of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment. In making this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, business trends and market conditions. Accordingly, the Company recorded on impairment of goodwill for the years ended December 31, 2021 and 2020.

s. Leases

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment and related depreciation for the period are as follows:

	December 31, 2021	December 31, 2020

Machinery and equipment	$142,752	$142,752
Furniture and fixtures	2,697	2,697
Computer and office equipment	2,390	2,390
Leasehold improvements	10,164	10,164
Accumulated depreciation	(158,003)	(158,003)

Total Property and Equipment	$-	$-

Depreciation expense for the years ended December 31, 2021, and 2020, was $-0- and $-0-, respectively.

NOTE 4 - INVENTORIES

Inventories consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Finished goods	$342,835	$202,890
Raw materials	387,695	341,760
Inventory allowance	(106,044)	(106,044)

Total Inventories, net	$624,486	$438,606

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases its office and warehouse space under a non-cancelable lease agreement accounted for as operating leases. The Company also leases an automobile under a similar non-cancelable lease agreement, which is also accounted for as an operating lease.

Building Lease - Orem, Utah: The Company leases a manufacturing and office facility with 6,000 square feet of space. We lease this facility at $4,999 per month on a lease with an expiration date of November 30, 2023.

Rent expense relating to the building lease was $59,684 and $40,492 for the years ended December 31, 2021, and 2020, respectively.

Automobile Lease – The Company currently leases one vehicle with a monthly lease payment of $629 per month. The automobile lease expired on July 7, 2021.

Automobile lease expense was $7,548 and $7,548 for the years ended December 31, 2021, and 2020, respectively.

Minimum rental payments under the non-cancelable operating leases are as follows:

Years ending December 31,	Amount
2022	$61,091
2023	58,920

$120,011

NOTE 6 - PREFERRED STOCK

In November 2004 the Company amended its Articles of Incorporation so as to authorize 5,000,000 shares of preferred stock. Of this total, 750,000 shares have been designated as “Series A Convertible Preferred Stock”. As of December 31, 2021 and 2020, no shares of the preferred stock are issued and outstanding.

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

NOTE 7 - COMMON STOCK TRANSACTIONS

During the years ended December 31, 2021 and 2020, the following stock transactions occurred:

In December 2021, the Board of Directors approved the issuance of 1,000,000 shares of restricted common stock to its patent attorney. Of the grant, 250,000 shares vested on the grant date, for which a charge of $27,500 was recorded in 2021. An additional 250,000 shares will vest on the next three anniversary dates with the appropriate expenses charged to each of those periods.

NOTE 8 - CONCENTRATIONS OF RISK

Cash in Excess of Federally Insured Amount

While the Company, at December 31, 2021 and at various other times during 2021 and 2020 had cash balances that exceed the $250,000 FDIC insurance limit per depositor per banking institution. There were $1,223,924 and $392,542 on deposit at December 31, 2021 and 2020, respectively. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with respect to its cash balances.

Sales and Accounts Receivable

The Company has four major customers who represent a significant portion of revenue. These four customers represented 45% and 24% of total sales revenue for the year ended December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, accounts receivable balances from these customers represent 70% and 78% respectively, of the total receivables. The Company has strong relationships with each of these customers and does not believe this concentration poses a significant risk due to those long-term relationships and uniqueness of the products they purchase from the Company. We have identified primary and secondary sources for each of the products we purchase for resale and for the raw materials we use to manufacture our products, so do not anticipate any difficulty in filling the orders placed by our customers.

NOTE 9 - LINE OF CREDIT

The Company has a credit line with a commercial bank of $100,000 secured by its inventory and accounts receivable bearing a variable interest rate, which was 5.50% as of the balance sheet date, and automatically renews so long as the Company is in compliance with the loan covenants. As of December 31, 2021, there was $-0- drawn against that line of credit, leaving an available balance of $100,000. The line automatically renews on April 1 of each year and the $100,000 credit amount was available at December 31, 2021.

The Company applied for and received $111,265 in loans under the Small Business Administration PPP loan program. When it was announced that applications were being accepted requesting forgiveness of these loans the Company completed that application process. On January 7, 2021 the Company received notice that their application had been approved and the principal and all accrued interest was forgiven. Accordingly a gain of $111,265 was recognized and recorded as other income in 2021.

NOTE 10 - INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 consist of the following:

	2021	2020

Federal:
Current	$-	$-
Deferred	-	-
State:
Current	-	-
Deferred	-	-
Valuation allowance	-	-
	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2021 and 2020:

	2021	2020

Deferred tax assets (liabilities):

NOL Carryover	$2,853,471	$3,050,675
Property and Equipment	(30,307)	(76,011)
Other Reserves	(19,694)	3,193
Valuation Allowance	(2,803,470)	(2,977,857)
Net deferred tax asset (liability)	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2021 and 2020 due to the following:

	2021	2020

Tax at statutory rate:	$197,204	$136,711
Effects of:
Meals and Entertainment	3,672	3,769
Depreciation and Amortization	(30,307)	(76,011)
Other, net	(23,366)	(576)
Change in Valuation Allowance	(147,203)	(63,893)
	$-	$-

At December 31, 2021, the Company had net operating loss carryforwards of approximately $7,061,603 that may be offset against future income from the year 2021 through 2039.

No tax benefit has been reported in the December 31, 2021 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 12 - RELATED PARTY TRANSACTIONS

There were no related party transactions in the years ended December 31, 2021 and 2020.

NOTE 13 - SUBSEQUENT EVENTS

None.