Form 10-Q
period 2022-03-31
REFLECT SCIENTIFIC INC
filed 2022-05-13
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT of 1934

For the transition period from __________ to __________

Commission File Number 000-31377

REFLECT SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0642556
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1266 South 1380 West Orem, Utah 84058

 (Address of principal executive offices) (Zip Code)

(801) 226-4100

 (Registrant’s telephone number, including area code)

Title of class	Ticker symbol	Name of exchange on which registered
Common shares, $0.01 par value	RSCF	OTCQB

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

Class

Outstanding as of May 13, 2022

84,989,086 shares of $0.01 par value common stock on May 13, 2022

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	19

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3:	Defaults Upon Senior Securities	19

Item 4:	Mine Safety Disclosure	19

Item 5:	Other Information	19

Item 6:	Exhibits	19 - 20

Signatures		21

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reflect Scientific, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2022

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the 10-K for the period ended December 31, 2021, accompanying notes, and with the historical financial information of the Company.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2022 (Unaudited)	December 31, 2021

CURRENT ASSETS

Cash	$1,579,533	$1,473,924
Accounts receivable, net	233,329	175,649
Inventory, net	695,607	624,486
Prepaid assets	3,510	31,306

Total Current Assets	2,511,979	2,305,365

OTHER ASSETS		-

Operating lease right-of-use assets	96,702	110,483
Goodwill	60,000	60,000
Deposits	3,100	3,100

Total Other Assets	159,802	173,583

TOTAL ASSETS	$2,671,781	$2,478,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2022 (Unaudited)	December 31, 2021

CURRENT LIABILITIES

Accounts payable and accrued expense	$83,446	$66,837
Contract liabilities	89,003	118,566
Operating lease liabilities – short term	58,028	56,446

Total Current Liabilities	230,477	241,849

LONG-TERM LIABILITIES

Operating lease liability – long-term	42,249	57,393

Total Liabilities	272,726	299,242

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 5,000,000 shares; No shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares; 84,989,086 and 84,989,086 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	849,890	849,890
Additional paid in capital	20,239,775	20,226,931
Accumulated deficit	(18,690,610)	(18,897,115)
Total Stockholders’ Equity	2,399,055	2,179,706

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,671,781	$2,478,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
REVENUES	$753,576	$562,362

COST OF GOODS SOLD	234,289	143,795

GROSS PROFIT	519,287	418,567

OPERATING EXPENSES
Salaries and wages	170,279	136,604
Research and development	25,325	8,697
General and administrative	117,178	136,763
Total Operating Expenses	312,782	282,064

OPERATING INCOME	206,505	136,503

OTHER INCOME (EXPENSE)

Gain on forgiveness of loan	-	111,265

NET INCOME BEFORE TAXES	206,505	247,768

Provision for income taxes	-	-

NET INCOME	$206,505	$247,768

NET INCOME PER SHARE – BASIC	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	84,989,086	84,739,086
NET INCOME PER SHARE - DILUTED	$0.00	$0.00
WEIGHTED AVAERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	85,739,086	84,739,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENIFIC, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2021	84,989,086	$849,890	$ 20,226,931	$(18,897,115)	$2,179,706

Stock-based compensation	-	-	12,844	-	12,844
Net income for the three-month period ended March 31, 2022	-	-	-	206,505	206,505

Balance, March 31, 2022	84,989,086	$849,890	$20,239,775	$(18,690,610)	$2,399,055

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2020	84,739,086	$847,390	$ 20,201,931	$(19,836,180)	$1,213,141

Net income for the three-month period ended March 31, 2021	-	-	-	247,768	247,768

Balance, March 31, 2021	84,739,086	$847,390	$20,201,931	$(19,588,412)	$1,460,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$206,505	$115,095
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Stock-based compensation	12,844	-
Amortization of operating lease right-of-use asset	13,871	14,969
Gain on forgiveness	-	(111,265)
Changes in operating assets and liabilities:
Accounts receivable	(57,680)	106,848
Inventory	(71,121)	(136,126)
Prepaid expenses	27,796	21,034
Accounts payable and accrued expenses	16,609	73,686
Operating lease liabilities	(13,652)	(13,965)
Customer deposits	(29,563)	61,324
Net Cash from Operating Activities	105,609	264,273
CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash from investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash from financing activities	-	-
NET CHANGE IN CASH	105,609	264,273
CASH AT BEGINNING OF PERIOD	1,473,924	642,542
CASH AT END OF PERIOD	$1,579,533	$906,815

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2021 financial statements.  Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:The accompanying consolidated financial statements include the accounts of Reflect Scientific, Inc. and its wholly owned subsidiary, Cryometrix. Intercompany transactions and accounts have been eliminated in consolidation.

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

REVENUE RECOGNITION:   We have applied the new revenue standard to all contracts from the date of initial application.  We recognize revenue when or as we satisfy a performance obligation.  We generally satisfy performance obligations at a point in time upon shipment of goods or, with our freezers, upon final acceptance of the unit by the customer, in accordance with the terms of each contract with the customer.

A part of our customer base is made up of international customers.  The table below allocates revenue between domestic and international customers.

For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Segments		Total		Total
Domestic	$520,901	520,901	$243,593	243,593
International	232,675	232,675	318,769	318,769
	$753,576	753,576	$562,362	562,362

Components	251,882	251,882	228,533	228,533
Equipment	501,694	501,694	333,829	333,829
	$753,576	753,576	$562,362	562,362

COST OF SALES:  Charges to cost of sales are made on a first-in first-out method (FIFO).  In addition to the component costs, some labor costs are allocated to cost of goods for the direct labor utilized to build the sub-assemblies and finished goods.

ACCOUNTS RECEIVABLE:  The Company maintains an allowance for doubtful accounts to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The Company estimates allowance for doubtful accounts based on the aged receivable balances and historical losses. The Company charges off uncollectible accounts when management determines there is no possibility of collecting the related receivable. The Company considers accounts receivable to be past due or delinquent based on contractual terms, which is generally net 30 days. At March 31, 2022 and December 31, 2021, the Company had accounts receivable, net of the allowance, of $233,401 and $175,649, respectively.  At March 31, 2022 and December 31, 2021, the allowance for doubtful accounts was $4,000 and $4,000, respectively.

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

INVENTORIES: Inventories are stated at the lower of cost or market value based upon the average cost inventory method. The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for the imaging and inspection systems which it builds, and other scientific items. An allowance is recorded when it is determined that the amount owing is at high risk.At March 31, 2022 and December 31, 2021, the Company had inventory consisting of raw materials and finished goods, net of allowance, of $695,607 and $624,486, respectively. At March 31, 2022 and December 31, 2021, the allowance for obsolescence was $106,044 and $106,044, respectively.

INTANGIBLE ASSETS: Intangible assets include trademarks, trade secrets, patents, customer lists and goodwill acquired through acquisition of subsidiaries. The patents have been registered with the United States Patent and Trademarks Office. The costs of obtaining patents are capitalized as incurred. Intangibles, except for goodwill, are amortized over their estimated useful lives. The Company regularly evaluates whether events or circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary. The Company’s analysis did not indicate any impairment of intangible assets as of the impairment analysis conducted December 31, 2021. As of March 31, 2022 and December 31, 2021, all of the intangible assets were fully amortized.

GOODWILL: Goodwill represents the excess of the JMST assets acquired over the fair value of net assets acquired. Goodwill is not amortized but instead is tested for impairment, at a reporting unit level, annually and when events and circumstances warrant an evaluation. The Company evaluates goodwill on an annual basis, as of the end of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment. In making this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, business trends and market conditions. The Company’s analysis did not indicate any impairment of Goodwill as of the impairment analysis conducted December 31, 2021.

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

EARNINGS PER SHARE: The computation of basic profit and loss per share of common stock is based on the weighted average number of shares outstanding during the period.  Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and dilutive common stock equivalents during the period.  Common stock equivalents are not used in calculating dilutive EPS when their inclusion would be anti-dilutive.  At March 31, 2022 the Company had 750,000 common stock equivalents outstanding in the form of restricted stock units (“RSU’s”).  These RSU’s are added to the shares issued and outstanding to calculate the diluted earnings per share.  There were no common stock equivalents outstanding at March 31, 2021.

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

The following was included in our consolidated condensed balance sheet as of March 31, 2022:

Leases	As of March 31, 2022
Assets
ROU operating lease assets	$ 96,702

Liabilities
Operating lease liabilities - current portion	$ 58,028
Operating lease liabilities	42,249
Total operating lease liabilities	$100,277

We recognize lease expense on a straight-line basis over the term of the lease.

Lease Cost	Three Months Ended March 31, 2022
Operating lease cost
Administrative expenses	$ 1,887
Rent expense	17,609
Total operating lease cost	$ 19,496

Our building lease does not specify an implicit rate of interest.  Therefore, we estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates.  As of March 31, 2022, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental Disclosures	Three Months Ended March 31, 2022
Weighted average remaining lease term	1.67 years
Weighted average discount rate	5.25%

NOTE 4 – INVENTORIES

Inventories are presented net of an allowance for obsolescence and are stated at the lower of cost or market value based upon the average cost inventory method.  The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for detectors and ultra-low temperature freezers which it builds and other scientific items. At March 31, 2022 and December 31, 2021, the Company had inventory net of allowance, of $695,607 and $624,486, respectively. At March 31, 2022 and December 31, 2021, the allowance for obsolescence was $106,044 and $106,044, respectively.

Inventories consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Finished goods	$522,823	$342,835
Raw materials	278,828	387,695
Inventory allowance	(106,044)	(106,044)

Total Inventories, net	$695,607	$624,486

NOTE 5 -   SUBSEQUENT EVENTS

In accordance with ASC 855-10 management reviewed all material events through the date of this report.  There are no material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding ForwardLooking Statements

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

●

Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest;

●

Changes in U.S., global or regional economic conditions;

●

Changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company’s access to, or increase the cost of, external financing for our operations and investments;

●

Increased competitive pressures, both domestically and internationally;

●

Legal and regulatory developments, such as regulatory actions affecting environmental activities;

●

The imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls;

●

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no other significant changes during the three-month period ended March 31, 2022, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Form 10 for the year ended December 31, 2021.

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

An analysis of operating results for the three months ended March 31, 2022 and 2021 follows.

Results of Operations

Three Months Ended March 31, 2022 and 2021

	For the three months ended March 31,
	2022	2021	Change
Revenues	$753,576	$562,362	$191,214
Cost of goods sold	234,289	143,795	90,494
Gross profit	519,287	418,567	100,720
Operating expenses	312,782	282,064	30,718
Net income (loss)	$206,506	$247,768	$(41,263)

Revenues increased during the three-month period ended March 31, 2022, to $753,576 from $562,362 for the three-month period ended March 31, 2021, an increase of $191,214.  The increase in revenue is primarily attributable to a $167,865 increase in the sale of freezers and chillers.  Cost of goods increased in the quarter ending March 31, 2022, as compared to March 31, 2021, to $234,289 from $143,795, an increase of $90,494. We realized a gross profit percentage of 69% for the three months ended March 31, 2022, compared to 74% for the three months ended March 31, 2021.  The gross profit percentage is dependent on the mix of product sales, which varies from quarter to quarter.  The increased sale of freezers and chillers during the 2022 period was offset slightly by higher costs, resulting in the slightly lower margins.  We continue to actively work to obtain more favorable pricing from our vendors in order to increase the margins realized on all product lines.

Operating expenses were $312,782 for the three months ended March 31, 2022, an increase of $30,718 over the expenses of $282,064 incurred in the three-month period ended March 31, 2021.  The increase results from a $33,675 increase in salaries and wages, as we have hired additional personnel to meet the demand for freezers and chillers, and a $16,628 increase in research and development costs, offset in part by a $19,585 decrease in general and administrative expenses. While we continue to monitor and minimize operating costs, we also realize that certain levels of expenditures are required in order to commercialize the products and achieve market penetration.

Research and development expenses for the three months ended March 31, 2022 were $25,325, an increase of $16,628 in expenses for the same period in 2021, as enhancements to the ultra-cold CBD oil chiller continue to be made.

Salaries and wages for the three months ended March 31, 2022 were $170,279, an increase of $33,675 as compared to the expense for the three month period ended March 31, 2021.  Additional personnel have been hired in order to enable the company to meet the sales demand for our chillers and freezers.

General and administrative expenses for the three months ended March 31, 2022 were $117,178, a $19,585 decrease from the $136,763 for the same period in 2021.  The lower expense level was not the result of significant savings in any one expense category but is, rather, the cumulative result of small savings in numerous expenses.

Net income for the three-month period ended March 31, 2022 was $206,506, a $41,263 decrease from the $282,064 net income for the three-month period ended March 31, 2021.  Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

The net income of $206,506 for the three-month period ended March 31, 2022 represents income of $0.00 per share.  This compares to net income of $282,064, or $0.00 per share, for the three months ended March 31, 2021.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

Our cash resources at March 31, 2022, were $1,579,533, with accounts receivable of $233,329, net of allowance, and inventory of $695,607, net of allowance. Our working capital on March 31, 2022, was $2,281,502.  Working capital on December 31, 2021 was $2,063,516.

For the three-month period ended March 31, 2022, net cash provided by operating activities was $105,609, which is a decrease of $158,664 over the $264,273 net cash provided by operating activities for the three-month period ended March 31, 2021.

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

Changes in Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act.  Management reviewed our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting for the three-month period ended March 31, 2022 that have materially affected, or are like to affect, our internal controls over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None; not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2022, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Reflect Scientific, Inc.

(Registrant)

Date:

May 13, 2022

By:  /s/ Kim Boyce

Kim Boyce, CEO, President and Director

Date:

May 13, 2022

By:  /s/ Tom Tait

        Tom Tait, Vice President and Director

Date:

May 13, 2022

By:  /s/ Kim Boyce___

        Kim Boyce, CFO, Principal Financial Officer