Form 10-Q
period 2022-06-30
REFLECT SCIENTIFIC INC
filed 2022-08-10
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-31377

REFLECT SCIENTIFIC, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0642556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1266 South 1380 West, Orem, UT	84058
(Address of principal executive offices)	(Zip Code)

(801) 226-4100
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 9, 2022, there were 84,989,086 common shares of the registrant issued and outstanding.

REFLECT SCIENTIFIC, INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2022

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1:	Financial Statements	4
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	19
Item 4:	Controls and Procedures	19

PART II

OTHER INFORMATION

Item 1:	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3:	Defaults Upon Senior Securities	19
Item 4:	Mine Safety Disclosure	20
Item 5:	Other Information	20
Item 6:	Exhibits	20

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REFLECT SCIENTIFIC, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,247,754	$1,473,924
Accounts receivable, net	531,054	178,649
Inventories, net	863,155	624,486
Prepaid expenses and other current assets	3,100	28,306
Total Current Assets	2,645,063	2,305,365

Operating lease right-of-use assets	82,742	110,483
Goodwill	60,000	60,000
Other long-term assets	3,100	3,100
TOTAL ASSETS	$2,790,905	$2,478,948

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$112,350	$66,837
Customer deposits	114,071	118,566
Current portion of operating lease liabilities	59,638	56,446
Total Current Liabilities	286,059	241,849

Operating lease liabilities, net of current portion	26,760	57,393
TOTAL LIABILITIES	312,819	299,242

Stockholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $0.01 par value, 100,000,000 shares authorized; 84,989,086 shares issued and outstanding as of June 30, 2022 and December 31, 2021	849,890	849,890
Additional paid-in capital	20,240,681	20,226,931
Accumulated deficit	(18,612,485)	(18,897,115)
TOTAL STOCKHOLDERS’ EQUITY	2,478,086	2,179,706
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,790,905	$2,478,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$555,615	$707,133	$1,309,191	$1,269,495
Cost of goods sold	195,821	235,179	430,110	378,974
Gross profit	359,794	471,954	879,081	890,521

Operating Expenses
Salaries and wages	159,565	146,116	329,844	282,720
General and administrative	103,775	135,601	220,953	272,364
Research and development	18,329	19,456	43,654	28,153
Total Operating Expenses	281,669	301,173	594,451	583,237

INCOME FROM OPERATIONS	78,125	170,781	284,630	307,284

Other Income
Gain on forgiveness of debt	-	-	-	111,265
Total Other Income	-	-	-	111,265

NET INCOME BEFORE INCOME TAXES	78,125	170,781	284,630	418,549
INCOME TAX BENEFIT (EXPENSE)	-	-	-	-
NET INCOME	$78,125	$170,781	$284,630	$418,549

Earnings per common share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding
Basic	84,989,086	84,739,086	84,989,086	84,739,086
Diluted	85,739,086	84,739,086	85,739,086	84,739,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three and Six Months Ended June 30, 2022

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	84,989,086	$849,890	$20,226,931	$(18,897,115)	$2,179,706
Stock-based compensation	-	-	12,844	-	12,844
Net income	-	-	-	206,505	206,505
Balance at March 31, 2022	84,989,086	849,890	20,239,775	(18,690,610)	2,399,055
Stock-based compensation	-	-	906	-	906
Net income	-	-	-	78,125	78,125
Balance at June 30, 2022	84,989,086	$849,890	$20,240,681	$(18,612,485)	$2,478,086

 Three and Six Months Ended June 30, 2021

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	84,739,086	$847,390	$20,201,931	$(19,836,180)	$1,213,141
Net income	-	-	-	247,768	247,768
Balance at March 31, 2021	84,739,086	847,390	20,201,931	(19,588,412)	1,460,909
Net income	-	-	-	170,781	170,781
Balance at June 30, 2021	84,739,086	$847,390	$20,201,931	$(19,417,631)	$1,631,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$284,630	$418,549
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	13,750	-
Gain on forgiveness of debt	-	(111,265)
Amortization of right-of-use assets	27,741	30,115
Changes in operating assets and liabilities:
Accounts receivable	(355,405)	136,428
Inventories	(238,669)	(85,475)
Prepaid expenses and other current assets	28,206	(27,845)
Accounts payable and accrued expenses	45,513	(10,442)
Customer deposits	(4,495)	93,337
Operating lease liabilities	(27,441)	(28,237)
Net cash (used in) provided by operating activities	(226,170)	415,165

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(226,170)	415,165

CASH AND CASH EQUIVALENTS
Beginning of the period	1,473,924	642,542
End of the period	$1,247,754	$1,057,707

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reflect Scientific, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2021 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2022. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. The Company has elected this extension and the effective date for the Company to adopt this standard will be for fiscal years beginning after December 15, 2022. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on our condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends ASC 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in business combinations. The ASU is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This ASU should be applied prospectively to acquisitions occurring on or after the effective date of December 15, 2022, and early adoption is permitted. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on our condensed consolidated financial statements.

 REFLECT SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 3—DISAGGREGATION OF REVENUES

Our revenue is disaggregated based on product category and geographical region. We recognize revenue from the sale of scientific equipment for the life sciences and manufacturing industries. Our products range from non-mechanical Cyrometrix freezers, chillers, and original equipment manufacturer (“OEM”) value-added products and components for the life sciences industry.

The Company’s revenues for the three and six months ended June 30, 2022 and 2021 are disaggregated as follows:

	Three Months Ended June 30, 2022
	United States	International	Total
Revenues
Freezers and chillers	$309,704	$-	$309,704
OEM and other	195,604	50,307	245,911
Total Revenues	$505,308	$50,307	$555,615

	Three Months Ended June 30, 2021
	United States	International	Total
Revenues
Freezers and chillers	$197,402	$295,991	$493,393
OEM and other	159,453	54,287	213,740
Total Revenues	$356,855	$350,278	$707,133

	Six Months Ended June 30, 2022
	United States	International	Total
Revenues
Freezers and chillers	$658,162	$153,236	$811,398
OEM and other	368,047	129,746	497,793
Total Revenues	$1,026,209	$282,982	$1,309,191

	Six Months Ended June 30, 2021
	United States	International	Total
Revenues
Freezers and chillers	$271,098	$556,124	$827,222
OEM and other	329,350	112,923	442,273
Total Revenues	$600,448	$669,047	$1,269,495

REFLECT SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 4—INVENTORIES

Inventories at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Finished goods	$280,470	$342,835
Raw materials	688,729	387,695
Total inventories	969,199	730,530
Less reserve for obsolescence	(106,044)	(106,044)
Total inventories, net	$863,155	$624,486

NOTE 5—LEASES

The following was included in our condensed consolidated balance sheet at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$82,742	$110,483

Lease liabilities, current portion	59,638	56,446
Lease liabilities, long-term	26,760	57,393
Total operating lease liabilities	$86,398	$113,839

Weighted-average remaining lease term (months)	17	23
Weighted average discount rate	5.25%	5.25%

Total lease expense for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,
	2022	2021
Operating lease expense	$15,216	$15,216
Variable lease expense	1,395	1,887
Total lease expense	$16,611	$17,103

	Six Months Ended June 30,
	2022	2021
Operating lease expense	$30,432	$30,432
Variable lease expense	3,788	3,774
Total lease expense	$34,220	$34,206

REFLECT SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

As of June 30, 2022, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2022 – remaining	$30,958
2023	58,920
Total	89,878
Less: imputed interest	(3,480)
Total operating lease liabilities	$86,398

NOTE 6—STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2022, the Company was authorized to issue 100,000,000 common shares. As of June 30, 2022 and December 31, 2021, the Company had 84,989,086 common shares issued and outstanding.

Restricted Stock Awards

On December 28, 2021, the Company granted 1,000,000 shares of restricted common stock to its patent attorney. The restricted stock vest over three years, with 250,000 shares vesting immediately on the grant date and 250,000 shares vesting on the next three anniversary dates.

Below is a table summarizing the changes in restricted stock awards outstanding during the six months ended June 30, 2022:

	Restricted Stock Awards	Weighted-Average Exercise Price
Outstanding at December 31, 2021	750,000	$0.11
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at June 30, 2022	750,000	$0.11

Stock-based compensation expense of $906 and $12,844 was recorded during the three and six months ended June 30, 2022, respectively. Stock-based compensation expense was $nil during the three and six months ended June 30, 2021.

As of June 30, 2022, the remaining unrecognized stock-based compensation expense related to non-vested restricted stock awards is $68,750 and is expected to be recognized over 2.50 years.

REFLECT SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 7—EARNINGS PER SHARE

The computation of weighted average shares outstanding and the basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended June 30,
	2022	2021
Net income	$78,125	$170,781
Weighted average shares outstanding	84,989,086	84,739,086
Basic earnings per share	$0.00	$0.00

Weighted average shares outstanding	84,989,086	84,739,086
Effect on dilutive stock awards	750,000	-
Total potential shares outstanding	85,739,086	84,739,086
Diluted earnings per share	$0.00	$0.00

	Six Months Ended June 30,
	2022	2021
Net income	$284,630	$418,549
Weighted average shares outstanding	84,989,086	84,739,086
Basic earnings per share	$0.00	$0.00

Weighted average shares outstanding	84,989,086	84,739,086
Effect on dilutive stock awards	750,000	-
Total potential shares outstanding	85,739,086	84,739,086
Diluted earnings per share	$0.00	$0.00

For the three and six months ended June 30, 2022 there were 750,000 potentially dilutive shares that needed to be considered as common share equivalents.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information is derived from our financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and the “Company” refer to Reflect Scientific, Inc., and its consolidated subsidiaries.

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

Recent Developments

None.

Impact of Coronavirus Pandemic

Starting in late 2019, a novel strain of the coronavirus, or COVID-19, began to rapidly spread around the world and every state in the United States. Most states and cities have at various times instituted quarantines, restrictions on travel, “stay at home” rules, social distancing measures and restrictions on the types of businesses that could continue to operate, as well as guidance in response to the pandemic and the need to contain it. At this time, there continues to be significant volatility and uncertainty relating to the full extent to which the COVID-19 pandemic and the various responses to it will impact our business, operations and financial results.

The pandemic has impacted and may continue to impact some suppliers and manufacturers on some of our products. As a result, we have faced and may continue to face longer supply chain lead-times and higher logistics costs. Additionally, costs for raw materials have also started to increase due to availability, which could negatively affect its business and financial results.

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report, including the effectiveness of vaccines and other treatments for COVID-19, and other new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 31, 2022.

During the three and six months ended June 30, 2022, there were no significant changes in our accounting policies and estimates.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth key components of our results of operations during the three months ended June 30, 2022 and 2021, both in dollars and as a percentage of our revenues.

	Three Months Ended June 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$555,615	100.0%	$707,133	100.0%
Cost of goods sold	195,821	35.2%	235,179	33.3%
Gross profit	359,794	64.8%	471,954	66.7%

Operating expenses
Salaries and wages	159,565	28.7%	146,116	20.7%
General and administrative	103,775	18.7%	135,601	19.2%
Research and development	18,329	3.3%	19,456	2.8%
Total operating expenses	281,669	50.7%	301,173	42.6%

Income from operations	78,125	14.1%	170,781	24.2%

Other income
Gain on forgiveness of debt	-	-%	-	-%

Net income	$78,125	14.1%	$170,781	24.2%

Revenues. Revenues decreased by $151,518, or 21.4%, to $555,615 for the three months ended June 30, 2022 from $707,133 for the three months ended June 30, 2021. Such decrease was primarily due to supply chain delays with manufactures and increased time it takes to receive products, resulting in decreased freezer and chiller sales during the second quarter.

Cost of goods sold. Cost of good sold decreased by $39,358, or 16.7%, to $195,821 for the three months ended June 30, 2022 from $235,179 for the three months ended June 30, 2021. Such decrease was primarily due to decreased revenue, offset by increased product and shipping costs.

Gross profit. Our gross profit as a percentage of sales decreased to 64.8% for the three months ended June 30, 2022, compared to 66.7% for the three months ended June 30, 2021. The decrease in gross profit percentage was primarily due to changes in product mix, and increased product and shipping costs.

Salaries and wages. Salaries and wages increased by $13,449, or 9.2%, to $159,565 for the three months ended June 30, 2022 from $146,116 for the three months ended June 30, 2021. Such increase was primarily due to increased headcount as well as stock-based compensation.

General and administrative. General and administrative expenses decreased by $31,826, or 23.5%, to $103,775 for the three months ended June 30, 2022 from $135,601 for the three months ended June 30, 2021. The lower expense level was not the result of significant savings in any one expense category but is, rather, the cumulative result of small savings in numerous expenses.

Research and development. Research and development expenses decreased by $1,127, or 5.8%, to $18,329 for the three months ended June 30, 2022 from $19,456 for the three months ended June 30, 2021. Research and development expenses were comparable both periods.

Net income. As a result of the cumulative effect of the factors described above, our net income was $78,125 for the three months ended June 30, 2022, as compared to net income of $170,781 for the three months ended June 30, 2021. Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth key components of our results of operations during the six months ended June 30, 2022 and 2021, both in dollars and as a percentage of our revenues.

	Six Months Ended June 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,309,191	100.0%	$1,269,495	100.0%
Cost of goods sold	430,110	32.9%	378,974	29.9%
Gross profit	879,081	67.1%	890,521	70.1%

Operating expenses
Salaries and wages	329,844	25.2%	282,720	22.3%
General and administrative	220,953	16.9%	272,364	21.5%
Research and development	43,654	3.3%	28,153	2.2%
Total operating expenses	594,451	45.4%	583,237	45.9%

Income from operations	284,630	21.7%	307,284	24.2%

Other income
Gain on forgiveness of debt	-	-%	111,265	8.8%

Net income	$284,630	21.7%	$418,549	33.0%

Revenues. Revenues increased by $39,696, or 3.1%, to $1,309,191 for the six months ended June 30, 2022 from $1,269,495 for the six months ended June 30, 2021. Such increase was primarily a result of increased freezer, chiller, and component sales during the first quarter, offset by decreased freezer and chiller sales during the second quarter as a result of supply chain delays with manufactures and increased time it takes to receive products.

Cost of goods sold. Cost of good sold increased by $51,136, or 13.5%, to $430,110 for the six months ended June 30, 2022 from $378,974 for the six months ended June 30, 2021. Such decrease was primarily due to an increase in product and shipping costs.

Gross profit. Our gross profit as a percentage of sales decreased to 67.1% for the six months ended June 30, 2022, compared to 70.1% for the six months ended June 30, 2021. The decrease in gross profit percentage was primarily due to changes in product mix, and increased product and shipping costs.

Salaries and wages. Salaries and wages increased by $47,124, or 16.7%, to $329,844 for the six months ended June 30, 2022 from $282,720 for the six months ended June 30, 2021. Such increase was primarily due to increased headcount as well as stock-based compensation.

General and administrative. General and administrative expenses decreased by $51,411, or 18.9%, to $220,953 for the six months ended June 30, 2022 from $272,364 for the six months ended June 30, 2021. The lower expense level was not the result of significant savings in any one expense category but is, rather, the cumulative result of small savings in numerous expenses.

Research and development. Research and development expenses increased by $15,501, or 55.1%, to $43,654 for the six months ended June 30, 2022 from $28,153 for the six months ended June 30, 2021. Such increase is a result of continued enhancements to the ultra-cold CBD oil chiller.

Other income. Other income was $0 for the six months ended June 30, 2022 as compared to $111,265 for the six months ended June 30, 2021, a result of forgiveness of our PPP loans.

Net income. As a result of the cumulative effect of the factors described above, our net income was $284,630 for the six months ended June 30, 2022, as compared to net income of $418,549 for the six months ended June 30, 2021. Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

Liquidity and Capital Resources

As of June 30, 2022and December 31, 2021, our current assets exceeded current liabilities by $2,359,004 and $2,063,516, respectively, and we had cash and cash equivalents of $1,247,754 and $1,473,924, respectively. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(226,170)	$415,165
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash and cash equivalents	(226,170)	415,165
Cash and cash equivalents at beginning of period	1,473,924	642,542
Cash and cash equivalents at end of period	$1,247,754	$1,057,707

Net cash used in operating activities was $226,170 for the six months ended June 30, 2022, as compared to net cash provided by operating activities of $415,165 for the six months ended June 30, 2021. Significant factors affecting operating cash flows was primarily a result of increased inventory purchases, increased accounts receivables, and decreased net income during the six months ended June 30, 2022.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief principal officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2022. Based upon, and as of the date of this evaluation, our chief executive officer and principal financial officer determined that there have been no changes in our internal controls over financial reporting as of June 30, 2022 to the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our disclosure controls and procedures were not effective.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

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

Reflect Scientific, Inc.

(Registrant)

Dated: 8/10/2022	Signature: /s/ Kim Boyce
Kim Boyce
CEO, President and Director

Dated: 8/10/2022	Signature: /s/ Tom Tait
Tom Tait
Vice President and Director

Dated: 8/10/2022	Signature: /s/ Kim Boyce
Kim Boyce
CFO, Principal Financial Officer