Form 10-Q
period 2022-09-30
REFLECT SCIENTIFIC, INC.
filed 2022-11-09
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

As of November 7, 2022, there were 84,989,086 common shares of the registrant issued and outstanding.

REFLECT SCIENTIFIC, INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2022

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1:	Financial Statements	3
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	18
Item 4:	Controls and Procedures	18

PART II

OTHER INFORMATION

Item 1:	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3:	Defaults Upon Senior Securities	19
Item 4:	Mine Safety Disclosure	19
Item 5:	Other Information	19
Item 6:	Exhibits	19

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REFLECT SCIENTIFIC, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,324,706	$1,473,924
Accounts receivable, net	115,561	178,649
Inventories, net	904,076	624,486
Prepaid expenses and other current assets	15,430	28,306
Total Current Assets	2,359,773	2,305,365

Operating lease right-of-use assets	68,598	110,483
Goodwill	60,000	60,000
Other long-term assets	3,100	3,100
TOTAL ASSETS	$2,491,471	$2,478,948

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$59,358	$66,837
Customer deposits	9,014	118,566
Current portion of operating lease liabilities	61,286	56,446
Total Current Liabilities	129,658	241,849

Operating lease liabilities, net of current portion	10,774	57,393
TOTAL LIABILITIES	140,432	299,242

Stockholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $0.01 par value, 100,000,000 shares authorized; 84,989,086 shares issued and outstanding as of September 30, 2022 and December 31, 2021	849,890	849,890
Additional paid-in capital	20,247,556	20,226,931
Accumulated deficit	(18,746,407)	(18,897,115)
TOTAL STOCKHOLDERS’ EQUITY	2,351,039	2,179,706
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,491,471	$2,478,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$253,233	$716,145	$1,562,424	$1,985,640
Cost of goods sold	122,204	242,343	552,314	621,317
Gross profit	131,029	473,802	1,010,110	1,364,323

Operating Expenses
Salaries and wages	154,648	146,697	484,492	429,417
General and administrative	94,781	149,672	315,734	422,036
Research and development	14,820	17,544	58,474	45,697
Total Operating Expenses	264,249	313,913	858,700	897,150

INCOME (LOSS) FROM OPERATIONS	(133,220)	159,889	151,410	467,173

Other Income
Gain on forgiveness of debt	-	-	-	111,265
Total Other Income	-	-	-	111,265

NET INCOME (LOSS) BEFORE INCOME TAXES	(133,220)	159,889	151,410	578,438
INCOME TAX BENEFIT (EXPENSE)	(702)	-	(702)	-
NET INCOME (LOSS)	$(133,922)	$159,889	$150,708	$578,438

Earnings (loss) per common share
Basic	$(0.00)	$0.00	$0.00	$0.01
Diluted	$(0.00)	$0.00	$0.00	$0.01

Weighted average shares outstanding
Basic	84,989,086	84,739,086	84,989,086	84,739,086
Diluted	84,989,086	84,739,086	85,739,086	84,739,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three and Nine Months Ended September 30, 2022

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	84,989,086	$849,890	$20,226,931	$(18,897,115)	$2,179,706
Stock-based compensation	-	-	12,844	-	12,844
Net income	-	-	-	206,505	206,505
Balance at March 31, 2022	84,989,086	849,890	20,239,775	(18,690,610)	2,399,055
Stock-based compensation	-	-	906	-	906
Net income	-	-	-	78,125	78,125
Balance at June 30, 2022	84,989,086	$849,890	$20,240,681	$(18,612,485)	$2,478,086
Stock-based compensation	-	-	6,875	-	6,875
Net loss	-	-	-	(133,922)	(133,922)
Balance at September 30, 2022	84,989,086	$849,890	$20,247,556	$(18,746,407)	$2,351,039

Three and Nine Months Ended September 30, 2021

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	84,739,086	$847,390	$20,201,931	$(19,836,180)	$1,213,141
Net income	-	-	-	247,768	247,768
Balance at March 31, 2021	84,739,086	847,390	20,201,931	(19,588,412)	1,460,909
Net income	-	-	-	170,781	170,781
Balance at June 30, 2021	84,739,086	847,390	20,201,931	(19,417,631)	1,631,690
Net income	-	-	-	159,889	159,889
Balance at September 30, 2021	84,989,086	$849,890	$20,201,931	$(19,257,742)	$1,791,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$150,708	$578,438
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	20,625	-
Gain on forgiveness of debt	-	(111,265)
Amortization of right-of-use assets	41,885	43,552
Changes in operating assets and liabilities:
Accounts receivable	60,088	192,739
Inventories	(279,590)	(146,451)
Prepaid expenses and other current assets	15,876	1,493
Accounts payable and accrued expenses	(7,479)	19,437
Customer deposits	(109,552)	(41,058)
Operating lease liabilities	(41,779)	(35,429)
Net cash (used in) provided by operating activities	(149,218)	501,456

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(149,218)	501,456

CASH AND CASH EQUIVALENTS
Beginning of the period	1,473,924	642,542
End of the period	$1,324,706	$1,143,998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reflect Scientific, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2021 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2022. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

SEPTEMBER 30, 2022

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

The Company’s revenues for the three and nine months ended September 30, 2022 and 2021 are disaggregated as follows:

	Three Months Ended September 30, 2022
	United States	International	Total
Revenues
Freezers and chillers	$54,768	$-	$54,768
OEM and other	129,695	68,770	198,465
Total Revenues	$184,463	$68,770	$253,233

	Three Months Ended September 30, 2021
	United States	International	Total
Revenues
Freezers and chillers	$236,884	$56,381	$293,265
OEM and other	190,200	232,680	422,880
Total Revenues	$427,084	$289,061	$716,145

	Nine Months Ended September 30, 2022
	United States	International	Total
Revenues
Freezers and chillers	$712,930	$153,236	$866,166
OEM and other	497,742	198,516	696,258
Total Revenues	$1,210,672	$351,752	$1,562,424

	Nine Months Ended September 30, 2021
	United States	International	Total
Revenues
Freezers and chillers	$507,982	$612,505	$1,120,487
OEM and other	519,550	345,603	865,153
Total Revenues	$1,027,532	$958,108	$1,985,640

REFLECT SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 4—INVENTORIES

Inventories at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Finished goods	$299,258	$342,835
Raw materials	710,862	387,695
Total inventories	1,010,120	730,530
Less reserve for obsolescence	(106,044)	(106,044)
Total inventories, net	$904,076	$624,486

NOTE 5—LEASES

The following was included in our condensed consolidated balance sheet at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$68,598	$110,483

Lease liabilities, current portion	61,286	56,446
Lease liabilities, long-term	10,774	57,393
Total operating lease liabilities	$72,060	$113,839

Weighted-average remaining lease term (months)	14	23
Weighted average discount rate	5.25%	5.25%

Total lease expense for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,
	2022	2021
Operating lease expense	$15,216	$15,216
Variable lease expense	1,334	1,887
Total lease expense	$16,550	$17,103

	Nine Months Ended September 30,
	2022	2021
Operating lease expense	$45,648	$45,648
Variable lease expense	5,122	5,661
Total lease expense	$50,770	$51,309

REFLECT SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

As of September 30, 2022, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2022 – remaining	$15,550
2023	58,920
Total	74,470
Less: imputed interest	(2,410)
Total operating lease liabilities	$72,060

NOTE 6—STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2022, the Company was authorized to issue 100,000,000 common shares. As of September 30, 2022 and December 31, 2021, the Company had 84,989,086 common shares issued and outstanding.

Restricted Stock Awards

On December 28, 2021, the Company granted 1,000,000 shares of restricted common stock to its patent attorney. The restricted stock vest over three years, with 250,000 shares vesting immediately on the grant date and 250,000 shares vesting on the next three anniversary dates.

Below is a table summarizing the changes in restricted stock awards outstanding during the nine months ended September 30, 2022:

	Restricted Stock Awards	Weighted-Average Exercise Price
Outstanding at December 31, 2021	750,000	$0.11
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at September 30, 2022	750,000	$0.11

Stock-based compensation expense of $6,875 and $20,625 was recorded during the three and nine months ended September 30, 2022, respectively. Stock-based compensation expense was $nil during the three and nine months ended September 30, 2021.

As of September 30, 2022, the remaining unrecognized stock-based compensation expense related to non-vested restricted stock awards is $61,875 and is expected to be recognized over 2.25 years.

REFLECT SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 7—EARNINGS (LOSS) PER SHARE

The computation of weighted average shares outstanding and the basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,
	2022	2021
Net income (loss)	$(133,922)	$159,889
Weighted average shares outstanding	84,989,086	84,739,086
Basic earnings (loss) per share	$(0.00)	$0.00

Weighted average shares outstanding	84,989,086	84,739,086
Effect on dilutive stock awards	-	-
Total potential shares outstanding	84,989,086	84,739,086
Diluted earnings (loss) per share	$(0.00)	$0.00

	Nine Months Ended September 30,
	2022	2021
Net income	$150,708	$578,438
Weighted average shares outstanding	84,989,086	84,739,086
Basic earnings per share	$0.00	$0.01

Weighted average shares outstanding	84,989,086	84,739,086
Effect on dilutive stock awards	750,000	-
Total potential shares outstanding	85,739,086	84,739,086
Diluted earnings per share	$0.00	$0.01

For the three months ended September 30, 2022 there were 750,000 common share equivalents excluded from the diluted earnings per share calculation as their effect is anti-dilutive. For the nine months ended September 30, 2022 there were 750,000 potentially dilutive shares that needed to be considered as common share equivalents.

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

During the three and nine months ended September 30, 2022, there were no significant changes in our accounting policies and estimates.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table sets forth key components of our results of operations during the three months ended September 30, 2022 and 2021, both in dollars and as a percentage of our revenues.

	Three Months Ended September 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$253,233	100.0%	$716,145	100.0%
Cost of goods sold	122,204	48.3%	242,343	33.8%
Gross profit	131,029	51.7%	473,802	66.2%

Operating expenses
Salaries and wages	154,648	61.1%	146,697	20.5%
General and administrative	94,781	37.4%	149,672	20.9%
Research and development	14,820	5.9%	17,544	2.4%
Total operating expenses	264,249	104.4%	313,913	43.8%

Income (loss) from operations	(133,220)	(52.6)%	159,889	22.3%

Other income
Gain on forgiveness of debt	-	-%	-	-%

Net income before income taxes	(133,220)	(52.6)%	159,889	22.3%

Income tax expense	(702)	(0.3)%	-	-%

Net income	$(133,922)	(52.9)%	$159,889	22.3%

Revenues. Revenues decreased by $462,912, or 64.6%, to $253,233 for the three months ended September 30, 2022 from $716,145 for the three months ended September 30, 2021. Such decrease was primarily due to a significant decrease in freezer and chiller sales during the third quarter and ongoing supply chain delays with manufactures.

Cost of goods sold. Cost of good sold decreased by $120,139, or 49.6%, to $122,204 for the three months ended September 30, 2022 from $242,343 for the three months ended September 30, 2021. Such decrease was primarily due to decreased freezer and chillers sales, offset by increased product and shipping costs.

Gross profit. Our gross profit as a percentage of sales decreased to 51.7% for the three months ended September 30, 2022, compared to 66.2% for the three months ended September 30, 2021. The decrease in gross profit percentage was primarily due to the decrease in freezer and chiller sales, and increased product and shipping costs.

Salaries and wages. Salaries and wages increased by $7,951, or 5.4%, to $154,648 for the three months ended September 30, 2022 from $146,697 for the three months ended September 30, 2021. Such increase was primarily due to increased headcount as well as stock-based compensation.

General and administrative. General and administrative expenses decreased by $54,891, or 36.7%, to $94,781 for the three months ended September 30, 2022 from $149,672 for the three months ended September 30, 2021. The lower expense level was not the result of significant savings in any one expense category but is, rather, the cumulative result of small savings in numerous expenses.

Research and development. Research and development expenses decreased by $2,724, or 15.5%, to $14,820 for the three months ended September 30, 2022 from $17,544 for the three months ended September 30, 2021. Such decrease was primarily a result of decreased enhancements to the ultra-cold CBD oil chiller during the third quarter.

Net income (loss). As a result of the cumulative effect of the factors described above, our net loss was $133,220 for the three months ended September 30, 2022, as compared to net income of $159,889 for the three months ended September 30, 2021. Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table sets forth key components of our results of operations during the nine months ended September 30, 2022 and 2021, both in dollars and as a percentage of our revenues.

	Nine Months Ended September 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,562,424	100.0%	$1,985,640	100.0%
Cost of goods sold	552,314	35.3%	621,317	31.3%
Gross profit	1,010,110	64.7%	1,364,323	68.7%

Operating expenses
Salaries and wages	484,492	31.0%	429,417	21.6%
General and administrative	315,734	20.2%	422,036	21.3%
Research and development	58,474	3.7%	45,697	2.3%
Total operating expenses	858,700	55.0%	897,150	45.2%

Income from operations	151,410	9.7%	467,173	23.5%

Other income
Gain on forgiveness of debt	-	%	111,265	5.6%

Net income before income taxes	151,410	9.7%	578,438	29.1%

Income tax expense	(702)	(0.0)%	-	-%
Net income	$150,708	9.6%	$578,438	29.1%

Revenues. Revenues decreased by $423,216, or 21.3%, to $1,562,424 for the nine months ended September 30, 2022 from $1,985,640 for the nine months ended September 30, 2021. Such decrease was primarily due to a significant decrease in freezer and chiller sales during the third quarter and ongoing supply chain delays with manufactures.

Cost of goods sold. Cost of good sold decreased by $69,003, or 11.1%, to $552,314 for the nine months ended September 30, 2022 from $621,317 for the nine months ended September 30, 2021. Such decrease was primarily due to decreased freezer and chillers sales, offset by increased product and shipping costs.

Gross profit. Our gross profit as a percentage of sales decreased to 64.7% for the nine months ended September 30, 2022, compared to 68.7% for the nine months ended September 30, 2021. The decrease in gross profit percentage was primarily due to the decrease in freezer and chiller sales, and increased product and shipping costs.

Salaries and wages. Salaries and wages increased by $55,075, or 12.8%, to $484,492 for the nine months ended September 30, 2022 from $429,417 for the nine months ended September 30, 2021. Such increase was primarily due to increased headcount as well as stock-based compensation.

General and administrative. General and administrative expenses decreased by $106,302, or 25.2%, to $315,734 for the nine months ended September 30, 2022 from $422,036 for the nine months ended September 30, 2021. Such decrease is a result of decreased revenues and operations, as well as, the cumulative result of small savings in numerous expenses.

Research and development. Research and development expenses increased by $12,777, or 28.0%, to $58,474 for the nine months ended September 30, 2022 from $45,697 for the nine months ended September 30, 2021. Such increase is a result of continued enhancements to the ultra-cold CBD oil chiller during the period.

Other income. Other income was $0 for the nine months ended September 30, 2022 as compared to $111,265 for the nine months ended September 30, 2021, a result of forgiveness of our PPP loans.

Net income. As a result of the cumulative effect of the factors described above, our net income was $150,708 for the nine months ended September 30, 2022, as compared to net income of $578,438 for the nine months ended September 30, 2021. Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, our current assets exceeded current liabilities by $2,230,115 and $2,063,516, respectively, and we had cash and cash equivalents of $1,324,706 and $1,473,924, respectively. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by operating activities	$(149,218)	$501,456
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash and cash equivalents	(149,218)	501,456
Cash and cash equivalents at beginning of period	1,473,924	642,542
Cash and cash equivalents at end of period	$1,324,706	$1,143,998

Net cash used in operating activities was $149,218 for the nine months ended September 30, 2022, as compared to net cash provided by operating activities of $501,456 for the nine months ended September 30, 2021. Significant factors affecting operating cash flows was primarily a result of increased inventory purchases, decreased customer deposits, and decreased net income during the nine months ended September 30, 2022.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2022. Based upon, and as of the date of this evaluation, our chief executive officer and principal financial officer determined that there have been no changes in our internal controls over financial reporting as of September 30, 2022 to the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our disclosure controls and procedures were not effective.

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

Reflect Scientific, Inc.

(Registrant)

Date:	November 9, 2022	By: /s/Kim Boyce
Kim Boyce, CEO, President and Director

Date:	November 9, 2022	By: /s/ Tom Tait
Tom Tait, Vice President and Director

Date:	November 9, 2022	By: /s/ Kim Boyce
Kim Boyce, CFO, Principal Financial Officer