Form 10-K
period 2022-12-31
REFLECT SCIENTIFIC, INC.
filed 2023-03-31
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-31377

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

Securities registered pursuant to Section 12(g) of the Act: $0.01 par value common stock.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates (based upon the closing price of such shares as reported on OTC Bulletin Board of the National Association of Securities Dealers, Inc.) was approximately $4.3 million. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2023, there were a total of 85,214,086 common shares of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part IV, Item 15, of this Annual Report.

REFLECT SCIENTIFIC, INC.

Annual Report on Form 10-K

Year Ended December 31, 2022

TABLE OF CONTENTS

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

PART I

Item 1. Description of Business

Business Development

History

Reflect Scientific, Inc., a Utah corporation (the “Company,” “we,” “our,” “us” and words of similar import), was organized under the laws of the State of Utah on November 3, 1999, under the name “Cole, Inc.”  On December 30, 2003, we acquired Reflect Scientific, Inc., a California corporation.  We changed our name to “Reflect Scientific, Inc.” and succeeded to the business operations of our wholly-owned subsidiary, that involved the manufacture and distribution of unique laboratory consumables and disposables such as filtration and purification products, customized sample handling vials, electronic wiring assemblies, high temperature silicone, graphite and vespel/graphite sealing components for use by original equipment manufacturers (“OEM”) in the chemical analysis industries, primarily in the field of gas/liquid chromatography.

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

Our Business

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

Our Cryometrix freezers use an entirely different technology for cooling that requires far less power and has significantly fewer moving parts.  Less power consumption and fewer parts (i.e., less chance for wear or malfunction) translates into an immediate realization of cost savings to the customer.  Management believes that there is no mechanical freezer that can match the temperature uniformity and rapid cooling of our Cryometrix freezer.  These attributes are why these freezers are being sold into the pharmaceutical market – they meet customer needs that cannot be fulfilled by current freezer technology.

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

*     High energy usage – a growing problem with rising energy costs

*	Inflexible temperature range control– existing units cannot be easily modified for colder requirements (colder temperatures are an industry trend)

*     Sample inventory is at risk in the event of a power failure

*	Poor temperature uniformity –samples in different areas of the freezer can experience wide variations in temperatures which is undesirable from a regulatory standpoint.

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

*       Much larger storage volume per area of floor space occupied – reduced facilities cost

*       Reliable and essentially maintenance free, further lowering cost of ownership

*       Environmental issues related to pollution using the current refrigerated trailer (“reefer”) technology

Cryometrix freezers are powered by liquid nitrogen.  The competition’s freezers, including those developed by Thermo Fisher Scientific and Sanyo Corporation, are compressor based, with hydrofluorocarbon (HFC) refrigerants and electric compressors. This basic technology difference results in the following Cryometrix advantages:

*	The Cryometrix freezer cooling medium is nitrogen, an all-green element that makes up 78% of our atmosphere. Many competitors use refrigerants that are harmful to the environment.
*	Cryometrix freezers cool extremely fast compared to the competition. One particular Cryometrix freezer will cool to -80C in eight minutes, an order of magnitude faster than the competition.
*	The inherent Cryometrix technology provides a much more uniform temperature throughout the freezer than competitors’ compressor-based freezers.
*	When power is lost, the competitors’ freezers immediately fail to operate. Cryometrix freezers, when placed in manual freezing mode, continue to maintain a cold temperature for days and even weeks.
*	Cryometrix freezers are more reliable than the competition. Those well-versed in mean time between failure analysis calculate potential failures mainly based on the number of moving parts. Compressor-based freezers have many moving parts and are not as reliable in theory or in practice as Cryometrix freezers, which have almost no moving parts.

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

Given our relative size versus our competitors, we are often required to seek niche markets for our products or focus on selling consumable components to be used by our competitors. We believe, however, that our technology and experience in the ultra-low freezers space allows us to be competitive in those markets.  As our ultra-low freezer products are new to the marketplace, the products long term commercial acceptance is still unknown.  Most of our products compete against multiple competitors, with our refrigeration products competing primarily against Thermo Fisher Scientific and Sanyo Corporation.  Although our Cryometrix freezer products are considered to be in the ultra-cold freezer market space, we do not believe that they compete directly with freezer products sold by these companies because our Cryometrix freezers use a completely different technology, liquid nitrogen cooling, to achieve very fast cooling rates and stable set temperatures. Freezer products sold by Thermo Fisher Scientific and Sanyo Corporation cannot achieve the same rates of cooling.  Our Cryometrix freezers compete with other ultra-cold freezer products based on technical merit – their ability to meet freezing parameters ultra-cold freezer market space, we do not believe that they compete directly with freezer products sold by these companies because our Cryometrix freezers use a completely different technology, liquid nitrogen cooling, to achieve very fast cooling rates and stable set temperatures.  Freezer products sold by Thermo Fisher Scientific and Sanyo Corporation cannot achieve the same rates of cooling.  For additional disclosure about our Cryometrix products, see the discussion under the subheading “Cryometrix Freezers” above.

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

Dependence on One or a Few Major Customers

We have four major customers who represented 51 percent and 45 percent of our sales volume in 2022 and 2021, respectively. In our 2022 fiscal year, these customers represented 15 percent; 13 percent; 13 percent; and 11 percent of our revenues, respectively.

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

Effect of Existing or Probable Governmental Regulations on the Business

Our Registration Statement on Form 10, as amended, was initially filed on March 30, 2021, which became effective 60 days after filing with the Securities and Exchange Commission, at which point our securities were registered pursuant to Section 12(g) of the Exchange Act. Issuers with securities registered under Section 12(g) are subject to numerous regulatory requirements under the Exchange Act.  For example, we will be subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

There are currently 32 patents assigned to Reflect Scientific, Inc.  All of our patents cover our Cryometrix product line of nitrogen-based equipment for processing, storage and transportation of bio-pharma products.  All patents are utility patents within the jurisdiction of the United States, with expiration dates ranging from December 2023, to December 2041. We have a strong commitment to maintaining our IP portfolio and pursuing additional IP to expand our product protection.

Research and Development Costs During the Last Two Fiscal Years

During the year ended December 31, 2022, we expended $73,425 for research and development.  During the year ended December 31, 2021, we expended $58,340 for research and development.  The majority of the research and development on our products is performed by independent contractors who have been enhancing technologies, primarily on the reefer unit and the detectors.  We expect research and development cost to increase in the future with the development work required to update and make improvements on our Cryometrix freezers.

Employees

As of March 24, 2023, subsequent to the balance sheet date, we had 7 full-time and 2 part-time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

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

As of March 24, 2023, there were 85,214,086 shares of our common stock outstanding. On March 24, 2023, the high and low bid price for our common stock was $0.0717 and $0.07, respectively.

Holders

The number of record holders of our common stock as of March 24, 2022, was approximately 107 this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2022 and 2021, from the sale of registered securities.

Issuance of Equity Securities by Us

In December 2021, the board approved the issuance of 1,000,000 shares of restricted stock to its patent attorney, 250,000 shares to vest on the grant date with an additional 250,000 shares to vest on each of the next three anniversary dates. In December 2022, this issuance was modified from 1,000,000 shares of restricted stock to 925,000 shares of restricted stock. As of December 31, 2022, 475,000 shares have vested with an additional 225,000 shares to vest on each of the next two anniversary dates as a result of this modification.

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

During the year ended December 31, 2022 revenue decreased by 27.5% compared to the year ended December 31, 2021. The revenue decline resulted from a decrease in sales of our chillers and freezers, as well as supply chain delays with manufactures.

Impact of Coronavirus Pandemic

In December 2019, a novel coronavirus disease, or COVID-19, was initially reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations, and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns.

Despite recent developments of vaccines, the duration and severity of COVID-19, mutations and possible additional mutations and the degree of their impact on our business is uncertain and difficult to predict. The continued spread of the outbreak could result in one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: delays or difficulty sourcing certain products and raw materials; increased costs for such products and raw materials; and loss of productivity due to employee absences.

Our efforts to help mitigate the negative impact of the outbreak on our business may not be effective, and we may be affected by a protracted economic downturn. Furthermore, while many governmental authorities around the world have and continue to enact legislation to address the impact of COVID-19, including measures intended to mitigate some of the more severe anticipated economic effects of the virus, we may not benefit from such legislation, or such legislation may prove to be ineffective in addressing COVID-19’s impact on our and our customer’s businesses and operations. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of COVID-19’s global economic impact and any recession that has occurred or may occur in the future. Further, as the COVID-19 situation is unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider that may present significant risks to our operations.

The extent to which the COVID-19 pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

There is a continued risk of supply chain interruption, availability of raw materials or other unforeseen issues that can be caused by the ever-changing progression of the COVID-19 pandemic.  In addition, demand for the Company’s products may decrease or fluctuate in the future and current demand for our products may not, therefore, be indicative of sales and revenue going forward.

We recognize these risks and are taking every effort to prevent or mitigate them as they arise. The Company has been proactive in making those business decisions which it believes will enable it to carry out its business plan.  Significant cost reduction measures have been implemented, unprofitable subsidiaries divested, facilities consolidated and personnel reductions made.

Contractual Obligations

The Company leases office/warehouse space in Utah. The following summarizes future minimum lease payments under the operating lease at December 31, 2022:

Minimum Lease Payments
Year Ending December 31,	Building
2023	$ 58,920

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2022 and 2021, both in dollars and as a percentage of our revenues.

	Years Ended December 31,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$2,041,297	100.0%	$2,814,670	100.0%
Cost of goods sold	822,147	40.3%	884,066	31.4%
Gross profit	1,219,150	59.7%	1,930,604	68.6%

Operating expenses
Salaries and wages	636,038	31.2%	608,065	21.6%
General and administrative	419,589	20.6%	436,399	15.5%
Research and development	73,425	3.6%	58,340	2.1%
Total operating expenses	1,129,052	55.3%	1,102,804	39.2%

Income from operations	90,098	4.4%	827,800	29.4%

Other income
Gain on forgiveness of debt	-	-%	111,265	4.0%

Net income before income taxes	90,098	4.4%	939,065	33.4%

Income tax expense	(702)	(0.0)%	-	-%

Net income	$89,396	4.4%	$939,065	33.4%

Revenues. Revenues decreased by $773,373, or 27.5%, to $2,041,297 for the year ended December 31, 2022, as compared to $2,814,670 for the year ended December 31, 2021. Such decrease was primarily due to a significant decrease in freezer and chiller sales during the third quarter and ongoing supply chain delays with manufactures.

Cost of goods sold. Cost of goods sold decreased by $61,919, or 7.0%, to $822,147 for the year ended December 31, 2022, as compared to $884,066 for the year ended December 31, 2021. Such decrease was primarily due to decreased freezer and chillers sales, offset by increased product and shipping costs.

Gross profit. Our gross profit as a percentage of sales decreased to 59.7% for the year ended December 31, 2022, as compared to 68.6% for the year ended December 31, 2021. The decrease in gross profit percentage was primarily due to the decrease in freezer and chiller sales, and increased product and shipping costs.

Salaries and wages. Salaries and wages increased by $27,973, or 4.6%, to $636,038 for the year ended December 31, 2022, as compared to $608,065 for the year ended December 31, 2021. Such increase was primarily due to increased headcount as well as stock-based compensation relating to legal fees.

General and administrative. General and administrative expenses decreased by $16,810, or 3.9%, to $419,589 for the year ended December 31, 2022, as compared to $436,399 for the year ended December 31, 2021. Such decrease is a result of decreased revenues and operations, the cumulative result of small savings in numerous expenses, offset by increased advertising and marketing costs.

Research and development. Research and development expenses increased by $15,085, or 25.9%, to $73,425 for the year ended December 31, 2022, as compared to $58,340 for the year ended December 31, 2021. Such increase is a result of continued enhancements to the ultra-cold CBD oil chiller during the period.

Other income. Other income was $0 for the year ended December 31, 2022, as compared to $111,265 for the year ended December 31, 2021, a result of forgiveness of our PPP loans.

Net income. As a result of the cumulative effect of the factors described above, our net income was $89,396 for the year ended December 31, 2022, as compared to $939,065 for the year ended December 31, 2021. Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, our current assets exceeded current liabilities by $2,179,237 and $2,063,516, respectively, and we had cash and cash equivalents of $1,381,927 and $1,473,924, respectively. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

	Years Ended December 31,
	2022	2021
Net cash (used in) provided by operating activities	$(91,997)	$831,382
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash and cash equivalents	(91,997)	831,382
Cash and cash equivalents at beginning of period	1,473,924	642,542
Cash and cash equivalents at end of period	$1,381,927	$1,473,924

Net cash used in operating activities was $91,997 for the year ended December 31, 2022, as compared to net cash provided by operating activities of $831,382 for the year ended December 31, 2021. Significant factors affecting operating cash flows was primarily a result of decreased customer deposits and decreased net income during the year ended December 31, 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to the lack of segregation of duties inherent in a small company.

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

Business Experience

Kim Boyce - CEO, Director

Mr. Boyce, 69,founded Reflect Scientific in 1993 and has over 40 years of experience in manufacturing, sales, distribution and management. His prior experience includes executive roles with Grace/Alltech Scientific, where he served as manager – distribution and sales and manager – plant operations. He also co-founded Labtech Scientific Products in Northern California, a distribution company specializing in equipment for use in life science and environmental related industries. He has an accomplished track record in strategic business development in a variety of markets, including the pharmaceutical and biotechnology sectors and cold chain management. Mr. Boyce received his technical training at DeAnza College in Cupertino, CA and his business training at San Jose State University.

Thomas Tait - Vice President, Secretary, Director

Mr. Tait, 68, serves as Vice President. Mr. Tait brings experience with accelerated product development, “lean” process management tools, strategic market analysis, and acquisition integration. Mr. Tait joined us from Danaher Company where he was a Business Manager over a $120 million in sales product line. Prior assignments have included General Manager of Hyper Quan Inc., Product Manager J&W Scientific and Project Manager Varian Inc. He also co-founded Chira Tech Inc, a high technology Company that was sold to Thermo Electron Corporation. Mr. Tait holds an MBA in Technology Management from the University of Phoenix and a BS in Chemistry from Clarkson University. He also holds patents in Optics and MEMS technologies.

William G. Moon, Director

Mr. Moon, 74, has over 30 years experience in startup and engineering related companies. His leadership experience includes assisting in the formation of what became the world’s largest disk drive company, Quantum Corporation, with over 10,000 employees. He was Principal Engineer and Vice President of Engineering for over twenty years, during which time he co-designed numerous standard-setting disk drives. During that time, he was a co-founder of a wholly owned Quantum subsidiary, Plus Development, and was key in the invention of the Hardcard, the first hard drive on a plug-in card. He helped create a partnership with Panasonic for the world’s first totally automated disk drive assembly plant in Japan, producing over 100 million disk drives. Prior to that, Mr. Moon designed memory products at Hewlett Packard Labs in their Disk Memory Division. Over the past five years Mr. Moon has served as technical advisor to several companies and has sat on several boards.

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

Based solely on a review of the copies of such forms furnished to us or written representations from certain persons, we believe that during our calendar year ended December 31, 2022, all filing requirements applicable to our officers, directors and 10% stockholders were met by such persons.

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation ($)	All Other Compensation($)	Total Earnings ($)

Kim Boyce CEO & Director	12/31/22 12/31/21 12/31/20	$106,459 $102,200 $102,200	- - -	- - -	- - -	- - -	- - -	- - -	$106,459 $102,200 $102,200
Tom Tait VP & Director	12/31/22 12/31/21 12/31/20	$15,000 $14,440 $15,000	- - -	- - -	- - -	- - -	- - -	- - -	$15,000 $14,440 $15,000
William Moon VP and Director	12/31/22 12/31/21 12/31/20	$76,000 $38,500 $38,500	- - -	- - -	- - -	- - -	- - -	- - -	$76,000 $38,500 $38,500

Outstanding Equity Awards

As of December 31, 2022, there are no outstanding equity awards.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
None	None	None	None	None	None	None	None

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 24, 2023, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Reflect Scientific to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of Reflect Scientific and all executive officers and directors of Reflect Scientific as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

All percentages are calculated based upon a total number of 85,214,086 shares of common stock outstanding as of March 24, 2023, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

		Amount and Nature of	Percentage of Outstanding
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	Common stock

	Principal Shareholders

Common Stock	Kim Boyce 1266 South 1380 West Orem, Utah 84058	43,637,250	51.2%

	Officers and Directors

Common Stock	Kim Boyce	43,637,250	51.2%
Common Stock	Tom Tait	900,000	1.06%
Common Stock	William Moon.	1,100,000	1.29%
	All directors and executive officers of the Company as a group (Five individuals)	45,637,250	53.56%

Changes in Control

There are no current or planned transactions that would or are expected to result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	None
Equity compensation Plans not approved by security holders	-	-	None
Total	-	-	None

The 2007 Equity Inventive Plan as amended on December 31, 2009, authorized the Company to issue 12,000,000 shares of stock options and restricted stock under an equity plan. The plan had an expiration date of December 31, 2019. No stock or option awards were outstanding at the time the plan expired.

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

In the years ended December 31, 2022 and 2021, there were no related party transactions.

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

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2022 and 2021:

Fee Category	2022	2021
Audit Fees	$53,000	$57,000
Audit-related Fees	$-	$1,500
Tax Fees	$2,350	$2,100
All Other Fees	$-	$-
Total Fees	$55,350	$60,600

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

PART IV

Item 15. Exhibits

Exhibits

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation	10-SB Registration Statement*
3.2	Articles of Amendment to Articles of Incorporation	10-SB Registration Statement*
3.3	By-Laws	10-SB Registration Statement*
3.4	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.5	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.6	Articles of Amendment	September 30, 2004 10-QSB Quarterly Report*
3.7	By-Laws Amendment	September 30, 2004 10-QSB Quarterly Report*
4.1	Debenture	8-K Current Report dated June 29, 2008*
4.2	Form of Purchasers Warrant	8-K Current Report dated June 29, 2008*
4.3	Registration Rights Agreement	8-K Current Report dated June 29, 2008*
4.4	Form of Placement Agreement	8-K Current Report dated June 29, 2008*
10.1	Securities Purchase Agreement	8-K Current Report dated June 29, 2008*
10.2	Placement Agent Agreement	8-K Current Report dated June 29, 2008*
10.3	JMST Purchase Agreement	8-k Current Report dated April 4, 2006*
10.4	Cryomastor Merger Agreement	8-K Current Report dated April 19, 2006*
10.5	Image Labs Merger Agreement	8-K Current Report dated November 15, 2006*
10.6	All Temp Merger Agreement	8-K Current Report dated November 17, 2006*
	Debenture Settlement	8-K Current Report dated August 17, 2010
14	Code of Ethics	December 31, 2003 10-K Annual Report*
21	Subsidiaries of the Company	December 31, 2006 10-K Annual Report*
31.1	302 Certification of Kim Boyce	This Filing
31.2	302 Certification of Kim Boyce	This Filing
32	906 Certifications	This Filing

* Previously filed with the Securities and Exchange Commission in the form indicated and incorporated by reference

Additional Exhibits Incorporated by Reference

*	Reflect California Reorganization	8-K Current Report dated December 31, 2003
*	JMST Acquisition	8-K Current Report dated April 4, 2006
*	Cryomastor Reorganization	8-K Current Report dated June 27, 2006
*	Image Labs Merger Agreement Signing	8-K Current Report dated November 15, 2006
*	All Temp Merger Agreement Signing	8-K Current Report dated November 17, 2006
*	All Temp Merger Agreement Closing	8-KA Current Report dated November 17, 2006
*	Image Labs Merger Agreement Closing	8-KA Current Report dated November 15, 2006
*	Debenture Placement	8-K Current Reported dated June 29, 2007

* Previously filed and incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REFLECT SCIENTIFIC, INC.

Date:	03/30/2023	By:	/s/Kim Boyce
Kim Boyce, Chief Executive Officer and Director

Date:	03/30/2023	By:	/s/Kim Boyce
Kim Boyce, Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	03/30/2023	By:	/s/Kim Boyce
Kim Boyce, CEO and Director

Date:	03/30/2023	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	03/30/2023	By:	/s/William Moon
William Moon, Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Reflect Scientific, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reflect Scientific, Inc. and subsidiaries (“the Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Draper, UT

March 30, 2023

REFLECT SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS

Current Assets
Cash and cash equivalents	$1,381,927	$1,473,924
Accounts receivable, net	129,329	175,649
Inventories, net	797,352	624,486
Prepaid expenses and other current assets	20,221	31,306
Total Current Assets	2,328,829	2,305,365

Operating lease right-of-use assets	54,265	110,483
Goodwill	60,000	60,000
Other long-term assets	3,100	3,100
TOTAL ASSETS	$2,446,194	$2,478,948

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$78,969	$66,837
Customer deposits	13,230	118,566
Current portion of operating lease liabilities	57,393	56,446
Total Current Liabilities	149,592	241,849

Operating lease liabilities, net of current portion	-	57,393
TOTAL LIABILITIES	149,592	299,242

Stockholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 85,214,086 and 84,989,086 shares issued and outstanding as of December 31, 2022 and 2021, respectively	852,140	849,890
Additional paid-in capital	20,252,181	20,226,931
Accumulated deficit	(18,807,719)	(18,897,115)
TOTAL STOCKHOLDERS’ EQUITY	2,296,602	2,179,706
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,446,194	$2,478,948

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2022	2021
Revenues	$2,041,297	$2,814,670
Cost of goods sold	822,147	884,066
Gross profit	1,219,150	1,930,604

Operating Expenses
Salaries and wages	636,038	608,065
General and administrative	419,589	436,399
Research and development	73,425	58,340
Total Operating Expenses	1,129,052	1,102,804

INCOME FROM OPERATIONS	90,098	827,800

Other Income
Gain on forgiveness of debt	-	111,265
Total Other Income	-	111,265

NET INCOME BEFORE INCOME TAXES	90,098	939,065
INCOME TAX EXPENSE	(702)	-
NET INCOME	$89,396	$939,065

Earnings per common share
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average shares outstanding
Basic	84,990,935	84,739,770
Diluted	85,440,935	85,489,770

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	84,739,086	$847,390	$20,201,931	$(19,836,180)	$1,213,141
Stock-based compensation	-	-	27,500	-	27,500
Common stock issued in vesting of RSUs	250,000	2,500	(2,500)	-	-
Net income	-	-	-	939,065	939,065
Balance at December 31, 2021	84,989,086	849,890	20,226,931	(18,897,115)	2,179,706
Stock-based compensation	-	-	27,500	-	27,500
Common stock issued in vesting of RSUs	225,000	2,250	(2,250)	-	-
Net income	-	-	-	89,396	89,396
Balance at December 31, 2022	85,214,086	$852,140	$20,252,181	$(18,807,719)	$2,296,602

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$89,396	$939,065
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	27,500	27,500
Gain on forgiveness of debt	-	(111,265)
Amortization of right-of-use assets	56,218	57,158
Changes in operating assets and liabilities:
Accounts receivable	46,320	164,778
Inventories	(172,866)	(185,880)
Prepaid expenses and other current assets	11,085	(7,172)
Accounts payable and accrued expenses	12,132	(3,554)
Customer deposits	(105,336)	4,923
Operating lease liabilities	(56,446)	(54,181)
Net cash (used in) provided by operating activities	(91,997)	831,382

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(91,997)	831,382

CASH AND CASH EQUIVALENTS
Beginning of the period	1,473,924	642,542
End of the period	$1,381,927	$1,473,924

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in vesting of RSUs	2,250	2,500

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

Reflect Scientific, Inc. (the "Company") was incorporated under the laws of the State of Utah on November 3, 1999 as Cole, Inc. The Company was organized to engage in any lawful activity for which corporations may be organized under the Utah Revised Business Corporation Act. On December 30, 2003 the Company changed its name to Reflect Scientific, Inc.

The Company is engaged in the manufacture and distribution of innovative products targeted at the life sciences market. Our customers include hospitals, diagnostic laboratories, pharmaceutical and biotech companies, cold chain management, universities, government and private sector research facilities, chemical and industrial companies.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The Company maintains deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits.

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

Determine the transaction price. Payment by the customer is due under customary fixed payment terms, and we evaluate if collectability is reasonably assured. As of December 31, 2022 and 2021, none of our contracts contained a significant financing component.

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

We have elected to use the practical expedient in ASC 340-40-25-4 (regarding recognition of the incremental costs of obtaining a contact) for costs related to contracts that are estimated to be completed within one year. In other words, we do not have any material accrued contract costs; however, we do require customer deposits to be made on freezer purchases. As of December 31, 2022 and 2021, we have $13,230 and $118,566, respectively, of contract liabilities related to these customer deposits and no contract assets.

Cost of Revenue

The Company includes product costs (i.e., material, direct labor and overhead costs), shipping and handling expense, and production-related expenses in cost of revenues.

Accounts Receivable

The Company maintains an allowance for doubtful accounts to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The Company estimates allowance for doubtful accounts based on the aged receivable balances and historical losses. The Company charges off uncollectible accounts when management determines there is no possibility of collecting the related receivable. The Company considers accounts receivable to be past due or delinquent based on contractual terms, which is generally net 30 days. The allowance for doubtful accounts amounted to $4,000 for the years ended December 31, 2022 and 2021.

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

Inventories

The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for the imaging and inspection systems which it builds, and other scientific items. The Company values inventory at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value with cost determined based on the average cost basis. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated an obsolescence allowance of $106,044 at December 31, 2022 and 2021.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets acquired. We evaluate goodwill for impairment annually, or more frequently if an event occurs or circumstances that indicate the goodwill is not recoverable. When impairment indicators are identified, we may elect to perform an optional qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units has fallen below their carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. At December 31, 2022 and 2021, there were no impairments of goodwill.

Impairment of Long-Lived Assets

The Company reviews its right-of-use (“ROU”) assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The test for impairment is required to be performed by management upon triggering events. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At December 31, 2022 and 2021, there were no impairments of long-lived assets.

Leases

The Company accounts for leases in accordance with ASC Topic 842, “Leases.” The Company determines whether a contract is a lease at contract inception or for a modified contract at the modification date. At inception or modification, the Company recognizes ROU assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. Lease liabilities and their corresponding ROU assets are initially measured at the present value of the unpaid lease payments as of the lease commencement date. If the lease contains a renewal and/or termination option, the exercise of the option is included in the term of the lease if the Company is reasonably certain that a renewal or termination option will be exercised. As the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date of the respective lease to determine the present value of future payments. The IBR is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset.

Operating lease payments are recognized as an expense on a straight-line basis over the lease term in equal amounts of rent expense attributed to each period during the term of the lease, regardless of when actual payments are made. This generally results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in later years. The difference between rent expense recognized and actual rental payments is typically represented as the spread between the ROU asset and lease liability.

When calculating the present value of minimum lease payments, we account for leases as one single lease component if a lease has both lease and non-lease fixed cost components. Variable lease and non-lease cost components are expensed as incurred.

We do not recognize ROU assets and lease liabilities for short-term leases that have an initial lease term of 12 months or less. We recognize the lease payments associated with short-term leases as an expense on a straight-line basis over the lease term.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined in the following three categories:

Level 1: Unadjusted quoted prices that are available in active markets for identical assets or liabilities at the measurement date.

Level 2: Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly.

Level 3: Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.

Cash, receivables, inventory, prepaid expenses, accounts payable, accrued expenses, and customer deposits approximate fair value, due to their short-term nature.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to long-lived assets and goodwill, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be antidilutive are not included in diluted earnings per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period.

Stock-Based Compensation

We recognize the fair value compensation cost relating to stock-based payment transactions in accordance with ASC Topic 718, “Share-Based Payments,”. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period. Restricted stock awards are valued based on the closing stock price on the date of grant (intrinsic value method). The Company has elected to recognize forfeitures as they occur.

Research and Development Expense

In accordance with ASC 730, the Company follows the policy of expensing its research and development costs in the period in which they are incurred. The Company incurred research and development expenses of $73,425 and $58,340 during the years ended December 31, 2022 and 2021, respectively.

Advertising and Marketing Expense

Costs for advertising and marketing are expensed as incurred. Advertising and marketing expense for the years ended December 31, 2022 and 2021 was $77,311 and $21,971, respectively.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Impact of COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in China. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The extent of the COVID-19 pandemic’s continued effect on our operational and financial performance and those of third parties on which the Company relies will depend on future developments, including the duration, spread and intensity of the outbreak, the pace at which jurisdictions across the country re-open and restrictions begin to lift. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential impacts on its business and financing. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. The Company has elected this extension and the effective date for the Company to adopt this standard will be for fiscal years beginning after December 15, 2022. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on the Company’s consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends ASC 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in business combinations. The ASU is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This ASU should be applied prospectively to acquisitions occurring on or after the effective date of December 15, 2022, and early adoption is permitted. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance. The FASB is issuing this Update to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The ASU was effective for annual reporting periods after January 1, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

The Company’s revenues for the years ended December 31, 2022 and 2021 are disaggregated as follows:

	Years Ended December 31, 2022
	United States	International	Total
Revenues
Freezers and chillers	$793,953	$262,001	$1,126,428
OEM and other	722,194	263,149	914,869
Total Revenues	$1,516,147	$525,150	$2,041,297

	Years Ended December 31, 2021
	United States	International	Total
Revenues
Freezers and chillers	$1,047,363	$357,739	$1,502,437
OEM and other	739,074	670,494	1,312,233
Total Revenues	$1,786,437	$1,028,233	$2,814,670

Service revenue of $70,474 and $97,335 are included in OEM and other revenues for the years ended December 31, 2022 and 2021, respectively.

NOTE 4—INVENTORIES

Inventories at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Finished goods	$376,334	$342,835
Raw materials	527,062	387,695
Total inventories	903,396	730,530
Less reserve for obsolescence	(106,044)	(106,044)
Total inventories, net	$797,352	$624,486

Inventory balances are composed of finished goods. Raw materials and work in process inventory are immaterial to the consolidated financial statements.

NOTE 5—LEASES

The following was included in our consolidated balance sheet at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$54,265	$110,483

Lease liabilities, current portion	57,393	56,446
Lease liabilities, long-term	-	57,393
Total operating lease liabilities	$57,393	$113,839

Weighted-average remaining lease term (months)	11	23
Weighted average discount rate	5.25%	5.25%

Total lease expense for the years ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
	2022	2021
Operating lease expense	$60,864	$60,864
Variable lease expense	6,457	6,368
Total lease expense	$67,321	$67,232

As of December 31, 2022, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2023	$58,920
Less: imputed interest	(1,527)
Total operating lease liabilities	$57,393

NOTE 6—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2022 and 2021 consisted of the following:
	December 31, 2022	December 31, 2021
Trade accounts payable	$55,011	$44,229
Credit cards payable	23,958	22,608
Total accounts payable and accrued expenses	$78,969	$66,837

NOTE 7—CONCENTRATIONS OF RISK

Cash in Excess of Federally Insured Amount

During 2022 and 2021, the Company had cash balances that exceed the $250,000 FDIC insurance limit per depositor per banking institution. There were $1,131,927 and $1,223,924 on deposit that exceeded the FDIC limit at December 31, 2022 and 2021, respectively. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with respect to its cash balances.

Line of Credit

The Company has a credit line with a commercial bank of $100,000 secured by its inventory and accounts receivable bearing a variable interest rate, which was 9.75% as of the balance sheet date, and automatically renews so long as the Company is in compliance with the loan covenants. As of December 31, 2022 and 2021, there was $0 drawn against that line of credit, leaving an available balance of $100,000. The line automatically renews on April 1 of each year and the $100,000 credit amount was available at December 31, 2022 and 2021.

Sales and Accounts Receivable

The Company has four major customers who represent a significant portion of revenue. These four customers represented 51% and 45% of total sales revenue for the year ended December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, accounts receivable balances from these customers represent 71% and 70%, respectively, of the total receivables. The Company has strong relationships with each of these customers and does not believe this concentration poses a significant risk due to those long-term relationships and uniqueness of the products they purchase from the Company. We have identified primary and secondary sources for each of the products we purchase for resale and for the raw materials we use to manufacture our products, so do not anticipate any difficulty in filling the orders placed by our customers.

NOTE 8—STOCKHOLDERS’ EQUITY

Preferred Stock

In November 2004 the Company amended its Articles of Incorporation so as to authorize 5,000,000 shares of preferred stock. Of this total, 750,000 shares have been designated as “Series A Convertible Preferred Stock”. The following is a description of the rights of the Series A Convertible Preferred Stock:

Dividends. The holders of the Series A Preferred Stock would be entitled to dividends at the rate of 8 percent per year of the liquidation preference of $1.00 per share, payable annually, if and when declared by the board of directors. Dividends are not cumulative, and the board of directors is under no obligation to declare dividends.

Conversion Rights. The Series A Preferred Stock may be convertible into the Company’s common stock by dividing $1.00 plus any unpaid dividends by 50% of the five day average closing bid price of the common shares.

As of December 31, 2022 and 2021, the Company had no shares of the preferred stock are issued and outstanding.

Common Stock

As of December 31, 2022 and 2021, the Company was authorized to issue 100,000,000 common shares. As of December 31, 2022 and 2021, the Company had 85,214,086 and 84,989,086 common shares issued and outstanding, respectively.

Restricted Stock Awards

On December 28, 2021, the Company granted 1,000,000 shares of restricted common stock to its patent attorney. The restricted stock vest over three years, with 250,000 shares vesting immediately on the grant date and 250,000 shares vesting on the next three anniversary dates. In December 2022, this issuance was modified from 1,000,000 shares of restricted common stock to 925,000 shares of restricted common stock. In accordance with ASC 718, the Company measured the incremental fair value, as the difference between the estimated fair value immediately after the modification as compared to the estimated fair value immediately before the modification, noting no increase in the incremental value. As of December 31, 2022, 475,000 shares have vested with an additional 225,000 shares to vest on each of the next two anniversary dates as a result of this modification.

Below is a table summarizing the changes in restricted stock awards outstanding during the years ended December 31, 2022 and 2021:

	Restricted Stock Awards	Weighted-Average Exercise Price
Outstanding at December 31, 2020	-	$-
Granted	1,000,000	0.11
Vested	(250,000)	(0.11)
Outstanding at December 31, 2021	750,000	$0.11
Granted	-	-
Modified	(75,000)	(0.11)
Vested	(225,000)	(0.11)
Outstanding at December 31, 2022	450,000	$0.11

Stock-based compensation expense of $27,500 was recorded during the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the remaining unrecognized stock-based compensation expense related to non-vested restricted stock awards is $55,000 and is expected to be recognized over 2.0 years.

NOTE 9—EARNINGS PER SHARE

The computation of weighted average shares outstanding and the basic and diluted earnings per share for the years ended December 31, 2022 and 2021 consisted of the following:

	Years Ended December 31,
	2022	2021
Net income	$89,396	$939,065
Weighted average shares outstanding	84,990,935	84,739,770
Basic earnings per share	$0.00	$0.01

Weighted average shares outstanding	84,990,935	84,739,770
Effect on dilutive stock awards	450,000	750,000
Total potential shares outstanding	85,440,935	85,489,770
Diluted earnings per share	$0.00	$0.01

NOTE 10—INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 2022 and 2021, consisted of the following:

	December 31, 2022	December 31, 2021
Current Federal and State	$702	$-
Deferred Federal and State	-	-
Total (benefit) provision for income taxes	$702	$-

Deferred income tax assets and liabilities at December 31, 2022 and 2021, consisted of the following temporary differences and carry-forward items:

	December 31, 2022	December 31, 2021
Deferred tax assets (liabilities)
Loss carryforward	$2,862,544	$2,853,471
Property and equipment	(30,307)	(30,307)
Other	(19,694)	(19,694)
Valuation Allowance	(2,812,543)	(2,803,470)
Total net deferred income tax assets (liabilities)	$-	$-

The difference between the income tax expense (benefit) reported and amounts computed by applying the statutory federal rate of 21.0% to pretax income for the years ended December 31, 2022 and 2021, consisted of the following:

	December 31, 2022	December 31, 2021
Federal tax	$18,921	$197,204
Meals and entertainment	4,625	3,672
Charitable contributions	1,369	-
Depreciation and amortization	(33,988)	(30,307)
Other	-	(23,366)
Change in valuation allowance	8,371	(147,203)
Total (benefit) provision for income taxes	$702	$-

At December 31, 2022, the Company had net operating loss carryforwards of approximately $7,360,431 that may be available to reduce future years’ taxable income indefinitely.