Form 10-Q
period 2023-03-31
REFLECT SCIENTIFIC, INC.
filed 2023-05-11
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

As of May 11, 2023, there were 85,214,086 common shares of the registrant issued and outstanding.

REFLECT SCIENTIFIC, INC.

Quarterly Report on Form 10-Q

 Period Ended March 31, 2023

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1:	Financial Statements	2
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	15
Item 4:	Controls and Procedures	15

PART II

OTHER INFORMATION

Item 1:	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3:	Defaults Upon Senior Securities	15
Item 4:	Mine Safety Disclosure	16
Item 5:	Other Information	16
Item 6:	Exhibits	16

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REFLECT SCIENTIFIC, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,199,069	$1,381,927
Accounts receivable, net	108,368	129,329
Inventories, net	850,620	797,352
Prepaid expenses and other current assets	6,000	20,221
Total Current Assets	2,164,057	2,328,829

Operating lease right-of-use assets	39,736	54,265
Goodwill	60,000	60,000
Other long-term assets	3,100	3,100
TOTAL ASSETS	$2,266,893	$2,446,194

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$68,196	$78,969
Customer deposits	810	13,230
Current portion of operating lease liabilities	42,249	57,393
Total Current Liabilities	111,255	149,592

TOTAL LIABILITIES	111,255	149,592

Stockholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common shares, $0.01 par value, 100,000,000 shares authorized; 85,214,086 shares issued and outstanding as of March 31, 2023 and December 31, 2022	852,140	852,140
Additional paid-in capital	20,259,056	20,252,181
Accumulated deficit	(18,955,558)	(18,807,719)
TOTAL STOCKHOLDERS’ EQUITY	2,155,638	2,296,602
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,266,893	$2,446,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

 REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenues	$241,127	$753,576
Cost of goods sold	113,633	234,289
Gross profit	127,494	519,287

Operating Expenses
Salaries and wages	162,275	170,279
General and administrative	106,992	117,178
Research and development	6,066	25,325
Total Operating Expenses	275,333	312,782

INCOME (LOSS) FROM OPERATIONS	(147,839)	206,505

NET INCOME (LOSS) BEFORE INCOME TAXES	(147,839)	206,505
INCOME TAX BENEFIT (EXPENSE)	-	-
NET INCOME (LOSS)	$(147,839)	$206,505

Earnings (loss) per common share
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average shares outstanding
Basic	85,214,086	84,989,086
Diluted	85,214,086	85,739,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three Months Ended March 31, 2023

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	85,214,086	$852,140	$20,252,181	$(18,807,719)	$2,296,602
Stock-based compensation	-	-	6,875	-	6,875
Net loss	-	-	-	(147,839)	(147,839)
Balance at March 31, 2023	85,214,086	$852,140	$20,259,056	$(18,955,558)	$2,155,638

 Three Months Ended March 31, 2022

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	84,989,086	$849,890	$20,226,931	$(18,897,115)	$2,179,706
Stock-based compensation	-	-	12,844	-	12,844
Net income	-	-	-	206,505	206,505
Balance at March 31, 2022	84,989,086	$849,890	$20,239,775	$(18,690,610)	$2,399,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(147,839)	$206,505
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	6,875	12,844
Amortization of right-of-use assets	14,529	13,871
Changes in operating assets and liabilities:
Accounts receivable	20,961	(57,680)
Inventories	(53,268)	(71,121)
Prepaid expenses and other current assets	14,221	27,796
Accounts payable and accrued expenses	(10,773)	16,609
Customer deposits	(12,420)	(29,563)
Operating lease liabilities	(15,144)	(13,652)
Net cash (used in) provided by operating activities	(182,858)	105,609

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(182,858)	105,609

CASH AND CASH EQUIVALENTS
Beginning of the period	1,381,927	1,473,924
End of the period	$1,199,069	$1,579,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reflect Scientific, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2022 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2023. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). The Company has evaluated all recent accounting pronouncements and determined that the adoption of pronouncements applicable to the Company has not had or is not expected to have a material impact on the Company's condensed consolidated financial statements.

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

The Company’s revenues for the three months ended March 31, 2023 and 2022 are disaggregated as follows:

	Three Months Ended March 31, 2023
	United States	International	Total
Revenues
Freezers and chillers	$45,250	$-	$45,250
OEM and other	127,880	67,997	195,877
Total Revenues	$173,130	$67,997	$241,127

	Three Months Ended March 31, 2022
	United States	International	Total
Revenues
Freezers and chillers	$348,458	$153,236	$501,694
OEM and other	172,443	79,439	251,882
Total Revenues	$520,901	$232,675	$753,576

NOTE 4—INVENTORIES

Inventories at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Finished goods	$363,010	$376,334
Raw materials	593,654	527,062
Total inventories	956,664	903,396
Less reserve for obsolescence	(106,044)	(106,044)
Total inventories, net	$850,620	$797,352

Inventory balances are composed of finished goods. Raw materials and work in process inventory are immaterial to the condensed consolidated financial statements.

NOTE 5—LEASES

The following was included in our condensed consolidated balance sheet at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$39,736	$54,265

Lease liabilities, current portion	42,249	57,393
Lease liabilities, long-term	-	-
Total operating lease liabilities	$42,249	$57,393

Weighted-average remaining lease term (months)	8	11
Weighted average discount rate	5.25%	5.25%

Total lease expense for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$15,216	$15,216
Variable lease expense	4,437	2,393
Total lease expense	$19,653	$17,609

As of March 31, 2023, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2023 – remaining	$43,089
Less: imputed interest	(840)
Total operating lease liabilities	$42,249

NOTE 6—STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2023, the Company was authorized to issue 100,000,000 common shares. As of March 31, 2023 and December 31, 2022, the Company had 85,214,086 common shares issued and outstanding.

Restricted Stock Awards

Below is a table summarizing the changes in restricted stock awards outstanding during the three months ended March 31, 2023:

	Restricted Stock Awards	Weighted- Average Exercise Price
Outstanding at December 31, 2022	450,000	$0.11
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at March 31, 2023	450,000	$0.11

Stock-based compensation expense of $6,875 and $12,844 was recorded during the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the remaining unrecognized stock-based compensation expense related to non-vested restricted stock awards is $48,125 and is expected to be recognized over 1.75 years.

NOTE 7—EARNINGS (LOSS) PER SHARE

The computation of weighted average shares outstanding and the basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(147,839)	$206,505
Weighted average shares outstanding	85,214,086	84,989,086
Basic earnings (loss) per share	$(0.00)	$0.00

Weighted average shares outstanding	85,214,086	84,989,086
Effect on dilutive stock awards	-	750,000
Total potential shares outstanding	85,214,086	85,739,086
Diluted earnings (loss) per share	$(0.00)	$0.00

For the three months ended March 31, 2023,there were 450,000 common share equivalents excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023.

During the three months ended March 31, 2023, there were no significant changes in our accounting policies and estimates.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended March 31, 2023 and 2022, both in dollars and as a percentage of our revenues.

	Three Months Ended March 31,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$241,127	100.0%	$753,576	100.0%
Cost of goods sold	113,633	47.1%	234,289	31.1%
Gross profit	127,494	52.9%	519,287	68.9%

Operating expenses
Salaries and wages	162,275	67.3%	170,279	22.6%
General and administrative	106,992	44.4%	117,178	15.5%
Research and development	6,066	2.5%	25,325	3.4%
Total operating expenses	275,333	114.2%	312,782	41.5%

Income (loss) from operations	(147,839)	(61.3)%	206,505	27.4%

Net income before income taxes	(147,839)	(61.3)%	206,505	27.4%

Income tax expense	-	-%	-	-%

Net income	$(147,839)	(61.3)%	$206,505	27.4%

Revenues. Revenues decreased by $512,449, or 68.0%, to $241,127 for the three months ended March 31, 2023 from $753,576 for the three months ended March 31, 2022. The change was primarily due to a significant decrease in freezer and chiller sales and ongoing supply chain delays with manufacturers.

Cost of goods sold. Cost of good sold decreased by $120,656, or 51.5%, to $113,633 for the three months ended March 31, 2023 from $234,289 for the three months ended March 31, 2022. The change was primarily due to decreased freezer and chillers sales.

Gross profit. Our gross profit as a percentage of sales decreased to 52.9% for the three months ended March 31, 2023, compared to 68.9% for the three months ended March 31, 2022. The change in gross profit percentage was primarily due to the decrease in freezer and chiller sales (freezer and chillers have higher margins than other products) and increased product costs.

Salaries and wages. Salaries and wages decreased by $8,004, or 4.7%, to $162,275 for the three months ended March 31, 2023 from $170,279 for the three months ended March 31, 2022. Such decrease was primarily due to decreased headcount.

General and administrative. General and administrative expenses decreased by $10,186, or 8.7%, to $106,992 for the three months ended March 31, 2023 from $117,178 for the three months ended March 31, 2022. The lower expense level was not the result of significant savings in any one expense category but is, rather, the cumulative result of small savings in numerous expenses, offset by increased public filing and insurance costs.

Research and development. Research and development expenses decreased by $19,259, or 76.0%, to $6,066 for the three months ended March 31, 2023 from $25,325 for the three months ended March 31, 2022. The change was primarily a result of decreased enhancements to the ultra-cold CBD oil chiller during the quarter.

Net income (loss). As a result of the cumulative effect of the factors described above, our net loss was $147,839 for the three months ended March 31, 2023, as compared to net income of $206,505 for the three months ended March 31, 2022. Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, our current assets exceeded current liabilities by $2,052,802 and $2,179,237, respectively, and we had cash and cash equivalents of $1,199,069 and $1,381,927, respectively. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by operating activities	$(182,858)	$105,609
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash and cash equivalents	(182,858)	105,609
Cash and cash equivalents at beginning of period	1,381,927	1,473,924
Cash and cash equivalents at end of period	$1,199,069	$1,579,533

Net cash used in operating activities was $182,858 for the three months ended March 31, 2023, as compared to net cash provided by operating activities of $105,609 for the three months ended March 31, 2022. Significant factors affecting operating cash flows was primarily a result of increased accounts payable and accrued expense payments and decreased net income during the three months ended March 31, 2023.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2023. Based upon, and as of the date of this evaluation, our chief executive officer and principal financial officer determined that there have been no changes in our internal controls over financial reporting as of March 31, 2023 to the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our disclosure controls and procedures were not effective.

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

Reflect Scientific, Inc.

(Registrant)

Date: May 11, 2023                                                        By: /s/ Kim Boyce

Kim Boyce, CEO, President and Director

Date: May 11, 2023                                                         By: /s/ Tom Tait

Tom Tait, Vice President and Director

Date: May 11, 2023                                                         By: /s/ Kim Boyce

Kim Boyce, CFO, Principal Financial Officer