Form 10-Q
period 2023-06-30
REFLECT SCIENTIFIC, INC.
filed 2023-08-08
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

As of August 4, 2023, there were 85,214,086 common shares of the registrant issued and outstanding.

REFLECT SCIENTIFIC, INC.

Quarterly Report on Form 10-Q

 Period Ended June 30, 2023

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REFLECT SCIENTIFIC, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,408,758	$1,381,927
Accounts receivable, net	92,717	129,329
Inventories, net	877,086	797,352
Prepaid expenses and other current assets	23,924	20,221
Total Current Assets	2,402,485	2,328,829

Operating lease right-of-use assets	25,008	54,265
Goodwill	60,000	60,000
Other long-term assets	3,100	3,100
TOTAL ASSETS	$2,490,593	$2,446,194

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$43,571	$78,969
Customer deposits	438,837	13,230
Current portion of operating lease liabilities	26,760	57,393
Total Current Liabilities	509,168	149,592

TOTAL LIABILITIES	509,168	149,592

Stockholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common shares, $0.01 par value, 100,000,000 shares authorized; 85,214,086 shares issued and outstanding as of June 30, 2023 and December 31, 2022	852,140	852,140
Additional paid-in capital	20,265,931	20,252,181
Accumulated deficit	(19,136,646)	(18,807,719)
TOTAL STOCKHOLDERS’ EQUITY	1,981,425	2,296,602
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,490,593	$2,446,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$124,384	$555,615	$365,511	$1,309,191
Cost of goods sold	63,850	195,821	177,483	430,110
Gross profit	60,534	359,794	188,028	879,081

Operating Expenses
Salaries and wages	154,569	159,565	316,844	329,844
General and administrative	81,361	103,775	188,353	220,953
Research and development	5,380	18,329	11,446	43,654
Total Operating Expenses	241,310	281,669	516,643	594,451

INCOME (LOSS) FROM OPERATIONS	(180,776)	78,125	(328,615)	284,630

NET INCOME (LOSS) BEFORE INCOME TAXES	(180,776)	78,125	(328,615)	284,630
INCOME TAX BENEFIT (EXPENSE)	(312)	-	(312)	-
NET INCOME (LOSS)	$(181,088)	$78,125	$(328,927)	$284,630

Earnings (loss) per common share
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding
Basic	85,214,086	84,989,086	85,214,086	84,989,086
Diluted	85,214,086	85,739,086	85,214,086	85,739,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three and Six Months Ended June 30, 2023

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	85,214,086	$852,140	$20,252,181	$(18,807,719)	$2,296,602
Stock-based compensation	-	-	6,875	-	6,875
Net loss	-	-	-	(147,839)	(147,839)
Balance at March 31, 2023	85,214,086	$852,140	$20,259,056	$(18,955,558)	$2,155,638
Stock-based compensation	-	-	6,875	-	6,875
Net loss	-	-	-	(181,088)	(181,088)
Balance at June 30, 2023	85,214,086	$852,140	$20,265,931	$(19,136,646)	$1,981,425

Three and Six Months Ended June 30, 2022

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	84,989,086	$849,890	$20,226,931	$(18,897,115)	$2,179,706
Stock-based compensation	-	-	12,844	-	12,844
Net income	-	-	-	206,505	206,505
Balance at March 31, 2022	84,989,086	$849,890	$20,239,775	$(18,690,610)	$2,399,055
Stock-based compensation	-	-	906	-	906
Net income	-	-	-	78,125	78,125
Balance at June 30, 2022	84,989,086	$849,890	$20,240,681	$(18,612,485)	$2,478,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(328,927)	$284,630
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	13,750	13,750
Amortization of right-of-use assets	29,257	27,741
Changes in operating assets and liabilities:
Accounts receivable	36,612	(355,405)
Inventories	(79,734)	(238,669)
Prepaid expenses and other current assets	(3,703)	28,206
Accounts payable and accrued expenses	(35,398)	45,513
Customer deposits	425,607	(4,495)
Operating lease liabilities	(30,633)	(27,441)
Net cash provided by(used in) operating activities	26,831	(226,170)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	26,831	(226,170)

CASH AND CASH EQUIVALENTS
Beginning of the period	1,381,927	1,473,924
End of the period	$1,408,758	$1,247,754

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2023

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reflect Scientific, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. December 31, 2022, consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2023. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

The Company’s revenues for the three months ended June 30, 2023 and 2022 are disaggregated as follows:

	Three Months Ended June 30, 2023
	United States	International	Total
Revenues
Freezers and chillers	$10,508	$-	$10,508
OEM and other	81,155	32,721	113,876
Total Revenues	$91,663	$32,721	$124,384

	Three Months Ended June 30, 2022
	United States	International	Total
Revenues
Freezers and chillers	$309,704	$-	$309,704
OEM and other	195,604	50,307	245,911
Total Revenues	$505,308	$50,307	$555,615

The Company’s revenues for the six months ended June 30, 2023 and 2022 are disaggregated as follows:

	Six Months Ended June 30, 2023
	United States	International	Total
Revenues
Freezers and chillers	$55,758	$-	$55,758
OEM and other	209,035	100,718	309,753
Total Revenues	$264,793	$100,718	$365,511

	Six Months Ended June 30, 2022
	United States	International	Total
Revenues
Freezers and chillers	$658,162	$153,236	$811,398
OEM and other	368,047	129,746	497,793
Total Revenues	$1,026,209	$282,982	$1,309,191

NOTE 4—INVENTORIES

Inventories at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Finished goods	$365,842	$376,334
Raw materials	617,288	527,062
Total inventories	983,130	903,396
Less reserve for obsolescence	(106,044)	(106,044)
Total inventories, net	$877,086	$797,352

Inventory balances are composed of finished goods and raw materials. Work in process inventory is immaterial to the condensed consolidated financial statements.

NOTE 5—LEASES

The following was included in our condensed consolidated balance sheets at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$25,008	$54,265

Lease liabilities, current portion	26,760	57,393
Lease liabilities, long-term	-	-
Total operating lease liabilities	$26,760	$57,393

Weighted-average remaining lease term (months)	5	11
Weighted average discount rate	5.25%	5.25%

Total lease expense for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$15,216	$15,216	$30,432	$30,432
Variable lease expense	7,202	1,395	11,639	3,788
Total lease expense	$22,418	$16,611	$42,071	$34,220

As of June 30, 2023, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2023 – remaining	$27,112
Less: imputed interest	(352)
Total operating lease liabilities	$26,760

NOTE 6—STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2023, the Company was authorized to issue 100,000,000 common shares. As of June 30, 2023 and December 31, 2022, the Company had 85,214,086 common shares issued and outstanding.

Restricted Stock Awards

Below is a table summarizing the changes in restricted stock awards outstanding during the six months ended June 30, 2023:

	Restricted Stock Awards	Weighted- Average Exercise Price
Outstanding at December 31, 2022	450,000	$0.11
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at June 30, 2023	450,000	$0.11

Stock-based compensation expense of $6,875 and $906 was recorded during the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense of $13,750 was recorded during the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the remaining unrecognized stock-based compensation expense related to non-vested restricted stock awards is $41,250 and is expected to be recognized over 1.5 years.

NOTE 7—EARNINGS (LOSS) PER SHARE

The computation of the basic and diluted weighted average shares outstanding and the basic and diluted earnings(loss) per share for the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(181,088)	$78,125	$(328,927)	$284,630
Basic weighted average shares outstanding	85,214,086	84,989,086	85,214,086	84,989,086
Basic earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding	85,214,086	84,989,086	85,214,086	84,989,086
Effect on dilutive stock awards	-	750,000	-	750,000
Diluted weighted average shares outstanding	85,214,086	85,739,086	85,214,086	85,739,086
Diluted earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

For the three and six months ended June 30, 2023,there were 450,000 common share equivalents excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2022.

During the six months ended June 30, 2023, there were no significant changes in our accounting policies and estimates.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended June 30, 2023 and 2022, both in dollars and as a percentage of our revenues.

	Three Months Ended June 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$124,384	100.0%	$555,615	100.0%
Cost of goods sold	63,850	51.3%	195,821	35.2%
Gross profit	60,534	48.7%	359,794	64.8%

Operating expenses
Salaries and wages	154,569	124.3%	159,565	28.7%
General and administrative	81,361	65.4%	103,775	18.7%
Research and development	5,380	4.3%	18,329	3.3%
Total operating expenses	241,310	194.0%	281,669	50.7%

Income (loss) from operations	(180,776)	(145.3)%	78,125	14.1%

Net income (loss) before income taxes	(180,776)	(145.3)%	78,125	14.1%

Income tax expense	(312)	(0.3)%	-	-%

Net income (loss)	$(181,088)	(145.6)%	$78,125	14.1%

Revenues. Revenues decreased by $431,231, or 77.6%, to $124,384 for the three months ended June 30, 2023, from $555,615 for the three months ended June 30, 2022. Such decrease was primarily due to a significant decrease in freezer and chiller sales and ongoing supply chain delays with manufacturers.

Cost of goods sold. Cost of goods sold decreased by $131,971, or 67.4%, to $63,850 for the three months ended June 30, 2023,from $195,821 for the three months ended June 30, 2022. Such decrease was primarily due to decreased freezer and chillers sales, offset by increased product costs.

Gross profit. Our gross profit as a percentage of sales decreased to 48.7% for the three months ended June 30, 2023, compared to 64.8% for the three months ended June 30, 2022. The decrease in gross profit percentage was primarily due to the decrease in freezer and chiller sales, which have better margins than other products, offset by increased product costs.

Salaries and wages. Salaries and wages decreased by $4,996, or 3.1%, to $154,569 for the three months ended June 30, 2023,from $159,565 for the three months ended June 30, 2022. Such decrease was primarily due to decreased headcount.

General and administrative. General and administrative expenses decreased by $22,414, or 21.6%, to $81,361 for the three months ended June 30, 2023,from $103,775 for the three months ended June 30, 2022. Such decrease was primarily due to the decline in operations, offset by increased public filing and insurance costs.

Research and development. Research and development expenses decreased by $12,949, or 70.6%, to $5,380 for the three months ended June 30, 2023,from $18,329 for the three months ended June 30, 2022. Such decrease was primarily a result of decreased enhancements to the ultra-cold CBD oil chiller as a result of the decline in operations.

Net income (loss). As a result of the cumulative effect of the factors described above, our net loss was $181,088 for the three months ended June 30, 2023, as compared to net income of $78,125 for the three months ended June 30, 2022. Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations during the six months ended June 30, 2023 and 2022, both in dollars and as a percentage of our revenues.

	Six Months Ended June 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$365,511	100.0%	$1,309,191	100.0%
Cost of goods sold	177,483	48.6%	430,110	32.9%
Gross profit	188,028	51.4%	879,081	67.1%

Operating expenses
Salaries and wages	316,844	86.7%	329,844	25.2%
General and administrative	188,353	51.5%	220,953	16.9%
Research and development	11,446	3.1%	43,654	3.3%
Total operating expenses	516,643	141.3%	594,451	45.4%

Income (loss) from operations	(328,615)	(89.9)%	284,630	21.7%

Net income (loss) before income taxes	(328,615)	(89.9)%	284,630	21.7%

Income tax expense	(312)	(0.1)%	-	-%

Net income (loss)	$(328,927)	(90.0)%	$284,630	21.7%

Revenues. Revenues decreased by $943,680, or 72.1%, to $365,511 for the six months ended June 30, 2023, from $1,309,191 for the six months ended June 30, 2022. Such decrease was primarily due to a significant decrease in freezer and chiller sales and ongoing supply chain delays with manufacturers.

Cost of goods sold. Cost of goods sold decreased by $252,627, or 58.7%, to $177,483 for the six months ended June 30, 2023, from $430,110 for the six months ended June 30, 2022. Such decrease was primarily due to decreased freezer and chillers sales, offset by increased product costs.

Gross profit. Our gross profit as a percentage of sales decreased to 51.4% for the six months ended June 30, 2023, compared to 67.1% for the six months ended June 30, 2022. The decrease in gross profit percentage was primarily due to the decrease in freezer and chiller sales, which have better margins than other products, offset by increased product costs.

Salaries and wages. Salaries and wages decreased by $13,000, or 3.9%, to $316,844 for the six months ended June 30, 2023, from $329,844 for the six months ended June 30, 2022. Such decrease was primarily due to decreased headcount.

General and administrative. General and administrative expenses decreased by $32,600, or 14.8%, to $188,353 for the six months ended June 30, 2023, from $220,953 for the six months ended June 30, 2022. Such decrease was primarily due to the decline in operations, offset by increased public filing and insurance costs.

Research and development. Research and development expenses decreased by $32,208, or 73.8%, to $11,446 for the six months ended June 30, 2023, from $43,654 for the six months ended June 30, 2022. Such decrease was primarily a result of decreased enhancements to the ultra-cold CBD oil chiller as a result of the decline in operations.

Net income (loss). As a result of the cumulative effect of the factors described above, our net loss was $328,927 for the six months ended June 30, 2023, as compared to net income of $284,630 for the six months ended June 30, 2022. Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, our current assets exceeded current liabilities by $1,893,317 and $2,179,237, respectively, and we had cash and cash equivalents of $1,408,758 and $1,381,927, respectively. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

	Six Months Ended June 30,
	2023	2022
Net cash provided by(used in) operating activities	$26,831	$(226,170)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash and cash equivalents	26,831	(226,170)
Cash and cash equivalents at beginning of period	1,381,927	1,473,924
Cash and cash equivalents at end of period	$1,408,758	$1,247,754

Net cash provided by operating activities was $26,831 for the six months ended June 30, 2023, as compared to net cash used in operating activities of $226,170 for the six months ended June 30, 2022. Significant factors affecting operating cash flows were primarily a result of increased customer deposits, accounts payable and accrued expense payments, and inventory purchases, offset by decreased accounts receivable and net income during the six months ended June 30, 2023.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2023. Based upon, and as of the date of this evaluation, our chief executive officer and principal financial officer determined that there have been no changes in our internal controls over financial reporting as of June 30, 2023 to the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our disclosure controls and procedures were not effective.

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

Reflect Scientific, Inc.

(Registrant)

Date: August 8, 2023                                              By: /s/ Kim Boyce

Kim Boyce, CEO, President and Director

Date: August 8, 2023                                               By: /s/ Tom Tait

Tom Tait, Vice President and Director

Date: August 8, 2023                                               By: /s/ Kim Boyce

Kim Boyce, CFO, Principal Financial Officer