Form 10-Q
period 2023-09-30
REFLECT SCIENTIFIC, INC.
filed 2023-11-09
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

As of November 8, 2023, there were 85,214,086 common shares of the registrant issued and outstanding.

REFLECT SCIENTIFIC, INC.

Quarterly Report on Form 10-Q

 Period Ended September 30, 2023

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1:	Financial Statements	2
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	16
Item 4:	Controls and Procedures	16

PART II

OTHER INFORMATION

Item 1:	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3:	Defaults Upon Senior Securities	17
Item 4:	Mine Safety Disclosure	17
Item 5:	Other Information	17
Item 6:	Exhibits	18

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REFLECT SCIENTIFIC, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$1,339,446	$1,381,927
Accounts receivable, net	120,182	129,329
Inventories, net	920,954	797,352
Prepaid expenses and other current assets	9,693	20,221
Total Current Assets	2,390,275	2,328,829

Operating lease right-of-use assets	252,955	54,265
Goodwill	60,000	60,000
Other long-term assets	3,100	3,100
TOTAL ASSETS	$2,706,330	$2,446,194

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$104,276	$78,969
Customer deposits	273,834	13,230
Current portion of operating lease liabilities	56,298	57,393
Total Current Liabilities	434,408	149,592

Operating lease liabilities, net of current portion	197,358	-
TOTAL LIABILITIES	631,766	149,592

Stockholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 85,214,086 shares issued and outstanding as of September 30, 2023 and December 31, 2022	852,140	852,140
Additional paid-in capital	20,272,806	20,252,181
Accumulated deficit	(19,050,382)	(18,807,719)
TOTAL STOCKHOLDERS’ EQUITY	2,074,564	2,296,602
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,706,330	$2,446,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$525,874	$253,233	$891,385	$1,562,424
Cost of goods sold	195,888	122,204	373,371	552,314
Gross profit	329,986	131,029	518,014	1,010,110

Operating Expenses
Salaries and wages	155,677	154,648	472,521	484,492
General and administrative	84,331	94,781	272,684	315,734
Research and development	9,082	14,820	20,528	58,474
Total Operating Expenses	249,090	264,249	765,733	858,700

INCOME (LOSS) FROM OPERATIONS	80,896	(133,220)	(247,719)	151,410

Other income	5,368	-	5,368	-

NET INCOME (LOSS) BEFORE INCOME TAXES	86,264	(133,220)	(242,351)	151,410
INCOME TAX EXPENSE	-	(702)	(312)	(702)
NET INCOME (LOSS)	$86,264	$(133,922)	$(242,663)	$150,708

Earnings (loss) per common share
Basic	$0.00	$(0.00)	$(0.00)	$0.00
Diluted	$0.00	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding
Basic	85,214,086	84,989,086	85,214,086	84,989,086
Diluted	85,664,086	84,989,086	85,214,086	85,739,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three and Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	85,214,086	$852,140	$20,252,181	$(18,807,719)	$2,296,602
Stock-based compensation	-	-	6,875	-	6,875
Net loss	-	-	-	(147,839)	(147,839)
Balance at March 31, 2023	85,214,086	$852,140	$20,259,056	$(18,955,558)	$2,155,638
Stock-based compensation	-	-	6,875	-	6,875
Net loss	-	-	-	(181,088)	(181,088)
Balance at June 30, 2023	85,214,086	$852,140	$20,265,931	$(19,136,646)	$1,981,425
Stock-based compensation	-	-	6,875	-	6,875
Net income	-	-	-	86,264	86,264
Balance at September 30, 2023	85,214,086	$852,140	$20,272,806	$(19,050,382)	$2,074,564

 Three and Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	84,989,086	$849,890	$20,226,931	$(18,897,115)	$2,179,706
Stock-based compensation	-	-	12,844	-	12,844
Net income	-	-	-	206,505	206,505
Balance at March 31, 2022	84,989,086	$849,890	$20,239,775	$(18,690,610)	$2,399,055
Stock-based compensation	-	-	906	-	906
Net income	-	-	-	78,125	78,125
Balance at June 30, 2022	84,989,086	$849,890	$20,240,681	$(18,612,485)	$2,478,086
Stock-based compensation	-	-	6,875	-	6,875
Net loss	-	-	-	(133,922)	(133,922)
Balance at September 30, 2022	84,989,086	$849,890	$20,247,556	$(18,746,407)	$2,351,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(242,663)	$150,708
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	20,625	20,625
Amortization of right-of-use assets	44,192	41,885
Changes in operating assets and liabilities:
Accounts receivable	9,147	60,088
Inventories	(123,602)	(279,590)
Prepaid expenses and other current assets	10,528	15,876
Accounts payable and accrued expenses	25,307	(7,479)
Customer deposits	260,604	(109,552)
Operating lease liabilities	(46,619)	(41,779)
Net cash used in operating activities	(42,481)	(149,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(42,481)	(149,218)

CASH AND CASH EQUIVALENTS
Beginning of the period	1,381,927	1,473,924
End of the period	$1,339,446	$1,324,706

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating lease right-of-use asset and liability remeasurement	$242,882	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reflect Scientific, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2022, consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2023. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

The Company’s revenues for the three months ended September 30, 2023 and 2022 are disaggregated as follows:

	Three Months Ended September 30, 2023
	United States	International	Total
Revenues
Freezers and chillers	$355,561	$-	$355,561
OEM and other	122,980	47,333	170,313
Total Revenues	$478,541	$47,333	$525,874

	Three Months Ended September 30, 2022
	United States	International	Total
Revenues
Freezers and chillers	$54,768	$-	$54,768
OEM and other	129,695	68,770	198,465
Total Revenues	$184,463	$68,770	$253,233

The Company’s revenues for the nine months ended September 30, 2023 and 2022 are disaggregated as follows:

	Nine Months Ended September 30, 2023
	United States	International	Total
Revenues
Freezers and chillers	$411,319	$-	$411,319
OEM and other	332,015	148,051	480,066
Total Revenues	$743,334	$148,051	$891,385

	Nine Months Ended September 30, 2022
	United States	International	Total
Revenues
Freezers and chillers	$712,930	$153,236	$866,166
OEM and other	497,742	198,516	696,258
Total Revenues	$1,210,672	$351,752	$1,562,424

NOTE 4—INVENTORIES

Inventories at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Finished goods	$297,768	$376,334
Raw materials	729,230	527,062
Total inventories	1,026,998	903,396
Less reserve for obsolescence	(106,044)	(106,044)
Total inventories, net	$920,954	$797,352

Inventory balances are composed of finished goods and raw materials. Work in process inventory is immaterial to the condensed consolidated financial statements.

NOTE 5—LEASES

The following was included in our condensed consolidated balance sheets at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Operating lease right-of-use assets	$252,955	$54,265

Lease liabilities, current portion	56,298	57,393
Lease liabilities, long-term	197,358	-
Total operating lease liabilities	$253,656	$57,393

Weighted-average remaining lease term (months)	38	11
Weighted average discount rate	10.50%	5.25%

Total lease expense for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$15,216	$15,216	$$45,648	$45,648
Variable lease expense	5,300	1,334	16,939	5,122
Total lease expense	$20,516	$16,550	$62,587	$50,770

As of September 30, 2023, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2023 – remaining	$17,587
2024	85,309
2025	98,532
2026	101,708
Total	303,136
Less: imputed interest	(49,480)
Total operating lease liabilities	$253,656

NOTE 6—STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2023, the Company was authorized to issue 100,000,000 common shares. As of September 30, 2023 and December 31, 2022, the Company had 85,214,086 common shares issued and outstanding.

Restricted Stock Awards

Below is a table summarizing the changes in restricted stock awards outstanding during the nine months ended September 30, 2023:

	Restricted Stock Awards	Weighted-Average Exercise Price
Outstanding at December 31, 2022	450,000	$0.11
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at September 30, 2023	450,000	$0.11

Stock-based compensation expense of $6,875 was recorded during the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense of $20,625 was recorded during the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the remaining unrecognized stock-based compensation expense related to non-vested restricted stock awards is $34,375 and is expected to be recognized over 1.25 years.

NOTE 7—EARNINGS (LOSS) PER SHARE

The computation of the basic and diluted weighted average shares outstanding and the basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$86,264	$(133,922)	$(242,663)	$150,708
Basic weighted average shares outstanding	85,214,086	84,989,086	85,214,086	84,989,086
Basic earnings (loss) per share	$0.00	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding	85,214,086	84,989,086	85,214,086	84,989,086
Effect on dilutive stock awards	450,000	-	-	750,000
Diluted weighted average shares outstanding	85,664,086	84,989,086	85,214,086	85,739,086
Diluted earnings (loss) per share	$0.00	$(0.00)	$(0.00)	$0.00

For the nine months ended September 30, 2023, there were 450,000 common share equivalents excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

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

During the nine months ended September 30, 2023, there were no significant changes in our accounting policies and estimates.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended September 30, 2023 and 2022, both in dollars and as a percentage of our revenues.

	Three Months Ended September 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$525,874	100.0%	$253,233	100.0%
Cost of goods sold	195,888	37.2%	122,204	48.3%
Gross profit	329,986	62.8%	131,029	51.7%

Operating Expenses
Salaries and wages	155,677	29.6%	154,648	61.1%
General and administrative	84,331	16.0%	94,781	37.4%
Research and development	9,082	1.7%	14,820	5.9%
Total Operating Expenses	249,090	47.4%	264,249	104.4%

Income (loss) from operations	80,896	15.4%	(133,220)	(52.6)%

Other income	5,368	1.0%	-	-%

Net income (loss) before income taxes	86,264	16.4%	(133,220)	(52.6)%
Income tax expense	-	-%	(702)	(0.3)%
Net income (loss)	$86,264	16.4%	$(133,922)	(52.9)%

Revenues. Revenues increased by $272,641, or 107.7%, to $525,874 for the three months ended September 30, 2023, from $253,233 for the three months ended September 30, 2022. Such increase was primarily due to heightened demand for freezer and chiller sales, driven by an up tick in customer capital expenditure during the period.

Cost of goods sold. Cost of goods sold increased by $73,684, or 60.3%, to $195,888 for the three months ended September 30, 2023,from $122,204 for the three months ended September 30, 2022. Such increase was primarily due to increased freezer and chillers sales.

Gross profit. Our gross profit as a percentage of sales increased to 62.8% for the three months ended September 30, 2023, compared to 51.7% for the three months ended September 30, 2022. The increase in gross profit percentage was primarily due to the increase in freezer and chiller sales, which have better margins than other products.

Salaries and wages. Salaries and wages increased by $1,029, or 0.7%, to $155,677 for the three months ended September 30, 2023,from $154,648 for the three months ended September 30, 2022. Such increase was primarily due to increased employee benefit costs.

General and administrative. General and administrative expenses decreased by $10,450, or 11.0%, to $84,331 for the three months ended September 30, 2023,from $94,781 for the three months ended September 30, 2022. Such decrease was primarily due to decreased advertising and marketing spend, offset by increased rent expense.

Research and development. Research and development expenses decreased by $5,738, or 38.7%, to $9,082 for the three months ended September 30, 2023,from $14,820 for the three months ended September 30, 2022. Such decrease was primarily a result of decreased enhancements to the ultra-cold CBD oil chiller.

Net income (loss). As a result of the cumulative effect of the factors described above, our net income was $86,264 for the three months ended September 30, 2023, as compared to a net loss of $133,922 for the three months ended September 30, 2022. Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations during the nine months ended September 30, 2023 and 2022, both in dollars and as a percentage of our revenues.

	Nine Months Ended September 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$891,385	100.0%	$1,562,424	100.0%
Cost of goods sold	373,371	41.9%	552,314	35.3%
Gross profit	518,014	58.1%	1,010,110	64.7%

Operating Expenses
Salaries and wages	472,521	53.0%	484,492	31.0%
General and administrative	272,684	30.6%	315,734	20.2%
Research and development	20,528	2.3%	58,474	3.7%
Total Operating Expenses	765,733	85.9%	858,700	55.0%

Income (loss) from operations	(247,719)	(27.8)%	151,410	9.7%

Other income	5,368	0.6%	-	-%

Net income (loss) before income taxes	(242,351)	(27.2)%	151,410	9.7%
Income tax expense	(312)	(0.0)%	(702)	(0.0)%
Net income (loss)	$(242,663)	(27.2)%	$150,708	9.6%

Revenues. Revenues decreased by $671,039, or 42.9%, to $891,385 for the nine months ended September 30, 2023, from $1,562,424 for the nine months ended September 30, 2022. Such decrease was primarily due to a reduced demand for freezer and chiller sales, influenced by a decline in customer capital expenditures amid the prevailing economic conditions.

Cost of goods sold. Cost of goods sold decreased by $178,943, or 32.4%, to $373,371 for the nine months ended September 30, 2023, from $552,314 for the nine months ended September 30, 2022. Such decrease was primarily due to decreased freezer and chillers sales.

Gross profit. Our gross profit as a percentage of sales decreased to 58.1% for the nine months ended September 30, 2023, compared to 64.7% for the nine months ended September 30, 2022. The decrease in gross profit percentage was primarily due to the decrease in freezer and chiller sales, which have better margins than other products, offset by increased product costs.

Salaries and wages. Salaries and wages decreased by $11,971, or 2.5%, to $472,521 for the nine months ended September 30, 2023, from $484,492 for the nine months ended September 30, 2022. Such decrease was primarily due to decreased headcount.

General and administrative. General and administrative expenses decreased by $43,050, or 13.6%, to $272,684 for the nine months ended September 30, 2023, from $315,734 for the nine months ended September 30, 2022. Such decrease was primarily due to decreased advertising, marketing, and travel expenditures, partially offset by increased public filing costs and rent expense.

Research and development. Research and development expenses decreased by $37,946, or 64.9%, to $20,528 for the nine months ended September 30, 2023, from $58,474 for the nine months ended September 30, 2022. Such decrease was primarily a result of decreased enhancements to the ultra-cold CBD oil chiller as a result of the decline in operations.

Net income (loss). As a result of the cumulative effect of the factors described above, our net loss was $242,663 for the nine months ended September 30, 2023, as compared to net income of $150,708 for the nine months ended September 30, 2022. Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, our current assets exceeded current liabilities by $1,955,867 and $2,179,237, respectively, and we had cash and cash equivalents of $1,339,446 and $1,381,927, respectively. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(42,481)	(149,218)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash and cash equivalents	(42,481)	(149,218)

Cash and cash equivalents at beginning of period	1,381,927	1,473,924
Cash and cash equivalents at end of period	$1,339,446	$1,324,706

Net cash used by operating activities was $42,481 and $149,218 for the nine months ended September 30, 2023 and 2022, respectively. Significant factors affecting operating cash flows were primarily a result of increased customer deposits, decreased accounts payable payments, and decreased inventory purchases, offset by decreased accounts receivable and net income during the nine months ended September 30, 2023.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2023. Based upon, and as of the date of this evaluation, our chief executive officer and principal financial officer determined that there have been no changes in our internal controls over financial reporting as of September 30, 2023 to the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. Exhibits

(a)     Exhibits.

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation	10-SB Registration Statement*
3.2	Articles of Amendment to Articles of Incorporation	10-SB Registration Statement*
3.3	By-Laws	10-SB Registration Statement*
3.4	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.5	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.6	Articles of Amendment	September 30, 2004 10-QSB Quarterly Report*
3.7	By-Laws Amendment	September 30, 2004 10-QSB Quarterly Report*
4.1	Debenture	8-K Current Report dated June 29, 2007*
4.2	Form of Purchasers Warrant	8-K Current Report dated June 29, 2007*
4.3	Registration Rights Agreement	8-K Current Report dated June 29, 2007*
4.4	Form of Placement Agreement	8-K Current Report dated June 29, 2007*
10.1	Securities Purchase Agreement	8-K Current Report dated June 29, 2007*
10.2	Placement Agent Agreement	8-K Current Report dated June 29, 2007*
14	Code of Ethics	December 31, 2003 10-KSB Annual Report*
21	Subsidiaries of the Company	December 31, 2004 10-KSB Annual Report*

Exhibit No.	Title of Document	Location if other than attached hereto
31.1	302 Certification of Kim Boyce
31.2	302 Certification of Kim Boyce
32	906 Certification

Exhibits

Additional Exhibits Incorporated by Reference

*	Reflect California Reorganization	8-K Current Report dated December 31, 2003
*	JMST Acquisition	8-K Current Report dated April 4, 2006
*	Cryomastor Reorganization	8-K Current Report dated September 27, 2006
*	Image Labs Merger Agreement Signing	8-K Current Report dated November 15, 2006
*	All Temp Merger Agreement Signing	8-K Current Report dated November 17, 2006
*	All Temp Merger Agreement Closing	8-KA Current Report dated November 17, 2006
*	Image Labs Merger Agreement Closing	8-KA Current Report dated November 15, 2006

* Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reflect Scientific, Inc.

(Registrant)

Date: November 9, 2023                                                             By: /s/ Kim Boyce

Kim Boyce, CEO, President and Director

Date: November 9, 2023                                                              By: /s/ Tom Tait

Tom Tait, Vice President and Director

Date: November 9, 2023                                                              By: /s/ Kim Boyce

Kim Boyce, CFO, Principal Financial Officer