Form 10-K
period 2023-12-31
REFLECT SCIENTIFIC, INC.
filed 2024-03-29
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates (based upon the closing price of such shares as reported on OTC Bulletin Board of the National Association of Securities Dealers, Inc.) was approximately $2.9 million. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2024, there were a total of 85,664,086 common shares of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part IV, Item 15, of this Annual Report.

REFLECT SCIENTIFIC, INC.

Annual Report on Form 10-K

Year Ended December 31, 2023

TABLE OF CONTENTS

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

and succeeded to its business operations, which involved the manufacture and sale of ultra-low temperature freezer systems powered by liquid nitrogen for use in bio-repositories associated with the biotech andpharmaceutical industries, as well as government facilities, universities and many other diverse applications that require a large number of reliable and energy efficient freezers.

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

Products

Reflect Scientific designs, develops and sells scientific equipment for the life sciences and manufacturing industries. Since Reflect Scientific’s inception in 1993, our focus is and has been on providing value added products, analytic testing supplies and equipment, and stand-alone products for the life sciences and industrial marketplace. ReflectScientific’s products range from non-mechanical Cyrometrix™ freezers and value-added products and components for the life sciences industry to tools and analytical services for industrial manufacturing.

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

*      Frost build-up

Our Cryometrixultra low temperature and blast freezer uses a patented design and technology which is powered by liquid nitrogen. Through the use of a liquid nitrogen powered freezer system we are able to address the market need for:

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

*       Much larger storage volume per area of floor space occupied – reduced facilities cost

*       Reliable and essentially maintenance free, further lowering cost of ownership

*       Environmental issues related to pollution using the current refrigerated trailer (“reefer”) technology

Cryometrix freezers are powered by liquid nitrogen.  The competition’s freezers, including those developed by Thermo Fisher Scientific and Sanyo Corporation, are compressor based, with hydrofluorocarbon (HFC) refrigerants and electric compressors. This basic technology difference results in the following Cryometrix advantages:

*	The Cryometrixfreezer cooling medium is nitrogen, an all-green element that makes up 78% of our atmosphere. Many competitors use refrigerants that are harmful to the environment.
*	Cryometrix freezers cool extremely fast compared to the competition. One particular Cryometrix freezer will cool to -80C in eight minutes, an order of magnitude faster than the competition.
*	The inherent Cryometrix technology provides a much more uniform temperature throughout the freezer than competitors’ compressor-based freezers.
*	When power is lost, the competitors’ freezers immediately fail to operate. Cryometrix freezers, when placed in manual freezing mode, continue to maintain a cold temperature for days and even weeks.
*	Cryometrixfreezers are more reliable than the competition. Those well-versed in mean time between failure analysis calculate potential failures mainly based on the number of moving parts. Compressor-based freezers have many moving parts and are not as reliable in theory or in practice as Cryometrix freezers, which have almost no moving parts.

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

Given our relative size versus our competitors, we are often required to seek niche markets for our products or focus on selling consumable components to be used by our competitors. We believe, however, that our technology and experience in the ultra-low freezers space allows us to be competitive in those markets.  As our ultra-low freezer products are new to the marketplace, the products long term commercial acceptance is still unknown.  Most of our products compete against multiple competitors, with our refrigeration products competing primarily against Thermo Fisher Scientific and Sanyo Corporation.  Although our Cryometrix freezer products are considered to be in theultra-cold freezer market space, we do not believe that they compete directly with freezer products sold by these companies because ourCryometrix freezers use a completely different technology, liquid nitrogen cooling, to achieve very fast cooling rates and stable settemperatures. Freezer products sold by Thermo Fisher Scientific and Sanyo Corporation cannot achieve the same rates of cooling.  OurCryometrix freezers compete with other ultra-cold freezer products based on technical merit – their ability to meet freezing parametersultra-cold freezer market space, we do not believe that they compete directly with freezer products sold by these companies because our Cryometrix freezers use a completely different technology, liquid nitrogen cooling, to achieve very fast cooling rates and stable set temperatures.  Freezer products sold by Thermo Fisher Scientific and Sanyo Corporation cannot achieve the same rates of cooling.  For additional disclosure about our Cryometrix products, see the discussion under the subheading “Cryometrix Freezers” above.

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

Dependence on One or a Few Major Customers

We have four major customers who represented 35 percent and 51 percent of our sales volume in 2023 and 2022, respectively. In our 2023 fiscal year, these customers represented 17 percent;7 percent; 6 percent; and 4 percent of our revenues, respectively.

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

Effect of Existing or Probable Governmental Regulations on the Business

Our Registration Statement on Form 10, as amended, was initially filed on March 30, 2021, which became effective 60 days after filing with the Securities and Exchange Commission, our securities are registered pursuant to Section 12(g) of the Exchange Act. Issuers with securities registered under Section 12(g) are subject to numerous regulatory requirements under the Exchange Act.  For example, we will be subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

There are currently 32 patents assigned to Reflect Scientific, Inc.  All of our patents cover our Cryometrix product line of nitrogen-based equipment for processing, storage and transportation of bio-pharma products.  All patents are utility patents within the jurisdiction of the United States, with expiration dates ranging from December 2028 to December 2041. We have a strong commitment to maintaining our IP portfolio and pursuing additional IP to expand our product protection.

Research and Development Costs During the Last Two Fiscal Years

During the year ended December 31, 2023, we expended $29,542 for research and development.  During the year ended December 31, 2022, we expended $73,425 for research and development.  The majority of the research and development on our products is performed by independent contractors who have been enhancing technologies, primarily on the reefer unit and the detectors.  We expect research and development cost to increase in the future with the development work required to update and make improvements on our Cryometrix freezers.

Employees

As of March 26,2024, subsequent to the balance sheet date, we had 7 full-time and 1 part-time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commissions’ Public Reference Room at 100 F Street, N.E., Washington, D.C.20549. You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

Item 1A. Risk Factors

Not applicable for Registrant.

Item 1B. Unresolved Staff Comments

None. Not applicable.

Item 1C. Cybersecurity

Strategy, Governance and Risk Management

Reflect Scientific maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats, including the assessment of cybersecurity risks related to third-party vendors and suppliers. This program is integrated within the Company’s enterprise risk management process and the results of the risk assessment, which occurs at least annually, along with mitigation strategies, are discussed with the senior management.

The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and the International Organization Standardization (“ISO”) 27001 Information Security.

Item 2. Description of Property

Reflect Scientific conducts all of its business operations from one facility, located in Orem, Utah. This is a combination warehouse and office facility with 6,000 square feet of space. As of December 31, 2023, we lease this facility at $6,742 per month (with semi-annual rent increases) through the end of the lease term on November 30, 2026.

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

As of March 26, 2024, there were 85,664,086 shares of our common stock outstanding. On March 26, 2024, the high and low bid price for our common stock was $0.0679 and $0.0651, respectively.

Holders

The number of record holders of our common stock as of March 26, 2024, was approximately 107. This number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options,warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	None
Equity compensation plans not approved by security holders	-	-	None
Total	-	-	None

Recent Sales of Unregistered Securities

None.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2023 and 2022, from the sale of registered securities.

Issuance of Equity Securities by Us

In December 2021, the board approved the issuance of 1,000,000 shares of restricted stock to its patent attorney, 250,000 shares to vest on the grant date with an additional 250,000 shares to vest on each of the next three anniversary dates. In December 2022, this issuance was modified from 1,000,000 shares of restricted stock to 925,000 shares of restricted stock. In December 2023, this issuance was modified to accelerate the vesting of the shares of restricted stock. As of December 31, 2023, 925,000 shares have vested with no additional shares to vest remaining.

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

We consider the following estimates to be critical as they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations.

Accounts Receivable

Accounts receivable consist of trade receivables arising from credit sales to customers in the normal course of business. These receivables are recorded at the time of sale, net of an allowance for current expected credit losses. In accordance with ASC Topic 326, “Financial Instruments – Credit Losses,” the Company estimates expected credit losses based on historical bad debt experience, the aging of accounts receivable, the current creditworthiness of our customers, prevailing economic conditions, and reasonable and supportable forward-looking information. Accounts receivable balances are written off when they are determined to be uncollectible.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets acquired. We evaluate goodwill for impairment annually on December 31, or more frequently if an event occurs or circumstances that indicate the goodwill is not recoverable. When impairment indicators are identified, we may elect to perform an optional qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units has fallen below their carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit.

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

Stock-Based Compensation

We recognize the fair value compensation cost relating to stock-based payment transactions in accordance with ASC Topic 718, “Share-Based Payments.”Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period. Restricted stock awards are valued based on the closing stock price on the date of grant (intrinsic value method). The Company has elected to recognize forfeitures as they occur.

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

During the year ended December 31, 2023, revenue decreased by 47.1% compared to the year ended December 31, 2022. The revenue decline was primarily due to a reduced demand for freezer and chiller sales, influenced by a decline in customer capital expenditures amid the prevailing economic conditions.

Contractual Obligations

The Company leases office/warehouse space in Orem, Utah. The following summarizes future minimum lease payments under the operating lease at December 31, 2023:

Year Ending December 31,	Amount
2024	$85,309
2025	98,532
2026	101,708
Total	285,549
Less: imputed interest	(42,905)
Total operating lease liability	$242,644

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2023 and 2022, both in dollars and as a percentage of our revenues.

	For the Years Ended December 31,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,080,154	100.0%	$2,041,297	100.0%
Cost of goods sold	483,733	44.8%	822,147	40.3%
Gross profit	596,421	55.2%	1,219,150	59.7%

Operating Expenses
Salaries and wages	645,517	59.8%	636,038	31.2%
General and administrative	388,640	36.0%	419,589	20.5%
Research and development	29,542	2.7%	73,425	3.6%
Total Operating Expenses	1,063,699	98.5%	1,129,052	55.3%

Income (loss) from operations	(467,278)	(43.3)%	90,098	4.4%

Other income	8,562	0.8%	-	-%

Net income (loss) before income taxes	(458,716)	(42.5)%	90,098	4.4%
Income tax expense	(312)	(0.0)%	(702)	(0.0)%
Net income (loss)	$(459,028)	(42.5)%	$89,396	4.4%

Revenues. Revenues decreased by $961,143, or 47.1%, to $1,080,154 for the year ended December 31, 2023, as compared to $2,041,297 for the year ended December 31, 2022. Such decrease was primarily due to a reduced demand for freezer and chiller sales, influenced by a decline in customer capital expenditures amid the prevailing economic conditions.

Cost of goods sold. Cost of goods sold decreased by $338,414, or 41.2%, to $483,733 for the year ended December 31, 2023, as compared to $822,147 for the year ended December 31, 2022. Such decrease was primarily due to decreased freezer and chillers sales.

Gross profit. Our gross profit as a percentage of sales decreased to 55.2% for the year ended December 31, 2023, as compared to 59.7% for the year ended December 31, 2022. The decrease in gross profit percentage was primarily due to the decrease in freezer and chiller sales, which have better margins than other products, and increased product costs.

Salaries and wages. Salaries and wages increased by $9,479, or 1.5%, to $645,517 for the year ended December 31, 2023, as compared to $636,038 for the year ended December 31, 2022. Such increase was primarily due to increased stock-based compensation, offset by decreased employee headcount.

General and administrative. General and administrative expenses decreased by $30,949, or 7.4%, to $388,640 for the year ended December 31, 2023, as compared to $419,589 for the year ended December 31, 2022. Such decrease was primarily due to decreased advertising, marketing, and travel expenditures, partially offset by increased public filing costs and rent expense.

Research and development. Research and development expenses decreased by $43,883, or 59.8%, to $29,542 for the year ended December 31, 2023, as compared to $73,425 for the year ended December 31, 2022. Such decrease was primarily a result of decreased enhancements to the ultra-cold CBD oil chiller as a result of the decline in operations.

Other income. Other income was $8,562 for the year ended December 31, 2023, as compared to $0 for the year ended December 31, 2022. Such increase was from interest income earned on our business savings accounts as a result of improved interest rates.

Net income (loss). As a result of the cumulative effect of the factors described above, our net loss was $459,028 for the year ended December 31, 2023, as compared to net income of $89,396 for the year ended December 31, 2022. Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

Liquidity and Capital Resources

As of December 31, 2023 and 2022, our current assets exceeded current liabilities by $1,773,784 and $2,179,237, respectively, and we had cash and cash equivalents of $1,277,951 and $1,381,927, respectively. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(103,976)	$(91,997)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash and cash equivalents	(103,976)	(91,997)
Cash and cash equivalents at beginning of period	1,381,927	1,473,924
Cash and cash equivalents at end of period	$1,277,951	$1,381,927

Net cash used in operating activities was $103,976 and $91,997 for the years ended December 31, 2023 and 2022, respectively. Significant factors affecting operating cash flows was primarily a result of decreased accounts receivable and the net loss during the year ended December 31, 2023, partially offset by increased customer deposits.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to the lack of segregation of duties inherent in a small company.

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

Business Experience

Kim Boyce - CEO, Director

Mr. Boyce, 70,founded Reflect Scientific in 1993 and has over 40 years of experience in manufacturing, sales, distribution and management. His prior experience includes executive roles with Grace/Alltech Scientific, where he served as manager – distribution and sales and manager – plant operations. He also co-founded Labtech Scientific Products in Northern California, a distribution company specializing in equipment for use in life science and environmental related industries. He has an accomplished track record in strategic business development in a variety of markets, including the pharmaceutical and biotechnology sectors and cold chain management. Mr. Boyce received his technical training at DeAnza College in Cupertino, CA and his business training at San Jose State University.

Thomas Tait - Vice President, Secretary, Director

Mr. Tait, 69, serves as Vice President. Mr. Tait brings experience with accelerated product development, “lean” process management tools, strategic market analysis, and acquisition integration. Mr. Tait joined us from Danaher Company where he was a Business Manager over a $120 million in sales product line. Prior assignments have included General Manager of HyperQuan Inc., Product Manager J&W Scientific and Project Manager Varian Inc. He also co-founded ChiraTech Inc, a high technology Company that was sold to Thermo Electron Corporation. Mr. Tait holds an MBA in Technology Management from the University of Phoenix and a BS in Chemistry from Clarkson University. He also holds patents in Optics and MEMS technologies.

William G. Moon, Director

Mr. Moon, 75, has over 30 years experience in startup and engineering related companies. His leadership experience includes assisting in the formation of what became the world’s largest disk drive company, Quantum Corporation, with over 10,000 employees. He was Principal Engineer and Vice President of Engineering for over twenty years, during which time he co-designed numerous standard-setting disk drives. During that time, he was a co-founder of a wholly owned Quantum subsidiary, Plus Development, and was key in the invention of the Hardcard, the first hard drive on a plug-in card. He helped create a partnership with Panasonic for the world’s first totally automated disk drive assembly plant in Japan, producing over 100 million disk drives. Prior to that, Mr. Moon designed memory products at Hewlett Packard Labs in their Disk Memory Division. Over the past five years Mr. Moon has served as technical advisor to several companies and has sat on several boards.

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

Based solely on a review of the copies of such forms furnished to us or written representations from certain persons, we believe that during our calendar year ended December 31, 2023, all filing requirements applicable to our officers, directors and 10% stockholders were met by such persons.

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation ($)	All Other Compensation($)	Total Earnings ($)
Kim Boyce CEO & Director	12/31/23 12/31/22	$102,200 $106,459	- -	- -	- -	- -	- -	- -	$102,200 $106,459

Tom Tait VP & Director	12/31/23 12/31/22	$14,400 $15,000	- -	- -	- -	- -	- -	- -	$14,400 $15,000
William Moon VP and Director	12/31/23 12/31/22	$48,000 $76,000	- -	- -	- -	- -	- -	- -	$48,000 $76,000

Outstanding Equity Awards

As of December 31, 2023, there are no outstanding equity awards.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
None	None	None	None	None	None	None	None

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

All percentages are calculated based upon a total number of 85,664,086 shares of common stock outstanding as of March 26, 2024, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

		Amount and Nature of	Percentage of Outstanding
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	Common stock

	Principal Shareholders

Common Stock	Kim Boyce 1270 South 1380 West Orem, Utah 84058	43,637,250	50.9%

	Officers and Directors

Common Stock	Kim Boyce	43,637,250	50.9%
Common Stock	Tom Tait	900,000	1.1%
Common Stock	William Moon.	1,100,000	1.3%
	All directors and executive officers of the Company as a group (three individuals)	45,637,250	53.3%

Changes in Control

There are no current or planned transactions that would or are expected to result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	None
Equity compensation Plans not approved by security holders	-	-	None
Total	-	-	None

The 2007 Equity Inventive Plan as amended on December 31, 2009, authorized the Company to issue 12,000,000 shares of stock options and restricted stock under an equity plan. The plan had an expiration date of December 31, 2019. No stock or option awards were outstanding at the time the plan expired.

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

During the years ended December 31, 2023 and 2022, there were no related party transactions.

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

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2023 and 2022:

Fee Category	2023	2022
Audit Fees	$51,500	$53,000
Audit-related Fees	$-	$-
Tax Fees	$2,600	$2,350
All Other Fees	$-	$-
Total Fees	$54,100	$55,350

Audit Fees – Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees – Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees – Consists of fees for professional services rendered by our principal accountants for tax compliance.

All Other Fees – Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

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

REFLECT SCIENTIFIC, INC.

Date:	03/29/2024	By:	/s/Kim Boyce
Kim Boyce, Chief Executive Officer and Director

Date:	03/29/2024	By:	/s/Kim Boyce
Kim Boyce, Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

REFLECT SCIENTIFIC, INC.

Date:	03/29/2024	By:	/s/Kim Boyce
Kim Boyce, CEO and Director

Date:	03/29/2024	By:	/s/Tom Tait
Tom Tait, Vice President and Director

Date:	03/29/2024	By:	/s/William Moon
William Moon, Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Reflect Scientific, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reflect Scientific, Inc. and subsidiaries (“the Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Draper, UT

March 29, 2024

REFLECT SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS

Current Assets
Cash and cash equivalents	$1,277,951	$1,381,927
Accounts receivable, net	108,191	129,329
Inventories, net	972,293	797,352
Prepaid expenses and other current assets	11,715	20,221
Total Current Assets	2,370,150	2,328,829

Operating lease right-of-use assets	235,653	54,265
Goodwill	60,000	60,000
Other long-term assets	3,100	3,100
TOTAL ASSETS	$2,668,903	$2,446,194

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$86,241	$78,969
Customer deposits	447,444	13,230
Current portion of operating lease liabilities	62,681	57,393
Total Current Liabilities	596,366	149,592

Operating lease liabilities, net of current portion	179,963	-
TOTAL LIABILITIES	776,329	149,592

Stockholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding as of December 31, 2023 and 2022	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 85,664,086 and 85,214,086 shares issued and outstanding as of December 31, 2023 and 2022, respectively	856,640	852,140
Additional paid-in capital	20,302,681	20,252,181
Accumulated deficit	(19,266,747)	(18,807,719)
TOTAL STOCKHOLDERS’ EQUITY	1,892,574	2,296,602
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,668,903	$2,446,194

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Revenues	$1,080,154	$2,041,297
Cost of goods sold	483,733	822,147
Gross profit	596,421	1,219,150

Operating Expenses
Salaries and wages	645,517	636,038
General and administrative	388,640	419,589
Research and development	29,542	73,425
Total Operating Expenses	1,063,699	1,129,052

INCOME (LOSS) FROM OPERATIONS	(467,278)	90,098

Other income	8,562	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(458,716)	90,098
INCOME TAX EXPENSE	(312)	(702)
NET INCOME (LOSS)	$(459,028)	$89,396

Earnings (loss) per common share
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted average shares outstanding
Basic	85,217,785	84,990,935
Diluted	85,217,785	85,440,935

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	84,989,086	$849,890	$20,226,931	$(18,897,115)	$2,179,706
Stock-based compensation	-	-	27,500	-	27,500
Common stock issued in vesting of RSUs	225,000	2,250	(2,250)	-	-
Net income	-	-	-	89,396	89,396
Balance at December 31, 2022	85,214,086	852,140	20,252,181	(18,807,719)	2,296,602
Stock-based compensation	-	-	55,000	-	55,000
Common stock issued in vesting of RSUs	450,000	4,500	(4,500)	-	-
Net loss	-	-	-	(459,028)	(459,028)
Balance at December 31, 2023	85,664,086	$856,640	$20,302,681	$(19,266,747)	$1,892,574

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(459,028)	$89,396
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	55,000	27,500
Amortization of right-of-use assets	61,494	56,218
Changes in operating assets and liabilities:
Accounts receivable	21,138	46,320
Inventories	(174,941)	(172,866)
Prepaid expenses and other current assets	8,506	11,085
Accounts payable and accrued expenses	7,272	12,132
Customer deposits	434,214	(105,336)
Operating lease liabilities	(57,631)	(56,446)
Net cash used in operating activities	(103,976)	(91,997)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(103,976)	(91,997)

CASH AND CASH EQUIVALENTS
Beginning of the period	1,381,927	1,473,924
End of the period	$1,277,951	$1,381,927

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating lease right-of-use asset and liability remeasurement	$242,882	$-
Common stock issued in vesting of RSUs	$4,500	$2,250

The accompanying notes are an integral part of these consolidated financial statements.

REFLECT SCIENTIFIC, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

Reflect Scientific, Inc. (the “Company”) was incorporated under the laws of the State of Utah on November 3, 1999 as Cole, Inc. The Company was organized to engage in any lawful activity for which corporations may be organized under the Utah Revised Business Corporation Act. On December 30, 2003 the Company changed its name to Reflect Scientific, Inc.

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

Revenue Recognition

The Company records revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” Revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five-step approach: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.

We sell our specialty science and environmental lab supplies through direct sales and through distributor relationships. We sell our ultra-low temperature freezers through consultants and commission-only sales personnel. Revenue is recognized at a point in time when control of the promised goods or services is transferred to the customer, generally at the time of shipment or customer acceptance, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. This core principle is achieved through the following steps:

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

Any warranty obligations associated with the sale of our products are assurance-type warranties that are a guarantee of the product’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. We do not typically offer extended warranty or service plans.

Determine the transaction price. The transaction price is determined based on the consideration that the Company is entitled to receive in exchange for transferring the goods or services to the customer. The Company includes in the transaction price an amount of variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable considerations including discounts and estimated returns, are deducted from gross sales in determining net sales at the time revenues are recorded. Historically, we have not had any significant returns.

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

Recognize revenue when or as we satisfy a performance obligation. We generally satisfy performance obligations at a point in time upon either shipment or, with our freezers, upon final acceptance of the unit by the customer, in accordance with the terms of each contract with the customer. We do not have significant service revenue.

We have elected to use the practical expedient in ASC 340 (regarding recognition of the incremental costs of obtaining a contact) and expense any costs of obtaining a contract as incurred as our contracts are typically completed in one year or less.

We do require customer deposits to be made on freezer purchases when an order is placed. The deposits are recognized a revenue when our performance obligation is completed, or they are refunded by the Company in the event of an order cancellation. The Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. As of December 31, 2023 and 2022, we had customer deposits of$447,444 and $13,230, respectively.

Cost of Revenue

The Company includes product costs (i.e., material, direct labor and overhead costs), shipping and handling expense, and production-related expenses in cost of revenues.

Accounts Receivable

Accounts receivable consist of trade receivables arising from credit sales to customers in the normal course of business. These receivables are recorded at the time of sale, net of an allowance for current expected credit losses. In accordance with ASC Topic 326, “Financial Instruments – Credit Losses,” the Company estimates expected credit losses based on historical bad debt experience, the aging of accounts receivable, the current creditworthiness of our customers, prevailing economic conditions, and reasonable and supportable forward-looking information. Accounts receivable balances are written off when they are determined to be uncollectible. As of December 31, 2023 and 2022, the allowance for current expected credit losses amounted to $4,000.

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

Inventories

The Company’s inventory consists of parts for scientific vial kits, refrigerant gases, components for the imaging and inspection systems which it builds, and other scientific items. The Company values inventory at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value with cost determined based on the average cost basis. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. As of December 31, 2023 and 2022, the estimated reserve for obsolescence amounted to

$106,044.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets acquired. We evaluate goodwill for impairment annually on December 31, or more frequently if an event occurs or circumstances that indicate the goodwill is not recoverable. When impairment indicators are identified, we may elect to perform an optional qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units has fallen below their carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. As of December 31, 2023 and 2022, there were no impairments of goodwill.

Impairment of Long-Lived Assets

The Company reviews its right-of-use (“ROU”) assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The test for impairment is required to be performed by management upon triggering events. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. As of December 31, 2023 and 2022, there were no impairments of long-lived assets.

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

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to long-lived assets and goodwill, which are re-measured when the derived fair value is below carrying value in the consolidated balance sheets.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be antidilutive are not included in diluted earnings (loss) per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period.

Stock-Based Compensation

We recognize the fair value compensation cost relating to stock-based payment transactions in accordance with ASC Topic 718, “Share-Based Payments.”Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period. Restricted stock awards are valued based on the closing stock price on the date of grant (intrinsic value method). The Company has elected to recognize forfeitures as they occur.

Research and Development

The Company accounts for research and development costs in accordance with ASC Topic 730“Research and Development.” Under the provisions of ASC 730, research and development costs are expensed as incurred. As of December 31, 2023 and 2022, research and development costs amounted to$29,542 and $73,425, respectively.

Advertising and Marketing

Costs for advertising and marketing are expensed as incurred. As of December 31, 2023 and 2022, advertising and marketing expenses amounted to$45,826 and $77,311, respectively.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC Topic 740, “Accounting for Income Taxes,” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. As a smaller reporting company, the guidance was effective for our fiscal years beginning after December 15, 2022. The adoption of this guidance did not have an impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied retrospectively. We are currently evaluating the impact this standard will have on our consolidated financial statements.

We currently believe there are no other issued and not yet effective accounting standards that are materially relevant to our consolidated financial statements.

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

The Company’s revenues for the years ended December 31, 2023 and 2022 are disaggregated as follows:

	For the Year Ended December 31, 2023
	United States	International	Total
Revenues
Freezers and chillers	$366,069	$-	$366,069
OEM and other	509,886	204,199	714,085
Total Revenues	$875,955	$204,199	$1,080,154

	For the Year Ended December 31, 2022
	United States	International	Total
Revenues
Freezers and chillers	$793,953	$262,001	$1,126,428
OEM and other	722,194	263,149	914,869
Total Revenues	$1,516,147	$525,150	$2,041,297

NOTE 4—INVENTORIES

Inventories at December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
Finished goods	$493,565	$376,334
Raw materials	584,772	527,062
Total inventories	1,078,337	903,396
Less reserve for obsolescence	(106,044)	(106,044)
Total inventories, net	$972,293	$797,352

Inventory balances are composed of finished goods and raw materials. Work in process inventory is immaterial to the consolidated financial statements.

NOTE 5—LEASES

The Company conducts all of its business operations from one facility, located in Orem, Utah. This is a combination warehouse and office facility with 6,000 square feet of space. On September 1, 2023, the Company entered into a lease amendment to renew its office and warehouse space. The lease renewal commenced on December 1, 2023 and shall expire on November 30, 2026, with an option to extend the term an additional three years. Under the terms of the lease renewal, the Company will lease the premises at the monthly rate of $5,422 for the first year, with scheduled semi-annual rent increases through the end of the lease term. The lease agreement contains customary events of default, representations, warranties, and covenants. The remeasurement of the ROU asset and liability associated with this operating lease was $242,882.

The following was included in our consolidated balance sheet at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Operating lease right-of-use assets	$235,653	$54,265

Lease liabilities, current portion	62,681	57,393
Lease liabilities, long-term	179,963	-
Total operating lease liabilities	$242,644	$57,393

Weighted-average remaining lease term (months)	35	11
Weighted average discount rate	10.50%	5.25%

Total lease expense for the years ended December 31, 2023 and 2022 is as follows:

	For the Years Ended December 31,
	2023	2022
Operating lease expense	$69,524	$60,864
Variable lease expense	18,911	6,457
Total lease expense	$88,435	$67,321

As of December 31, 2023, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2024	$85,309
2025	98,532
2026	101,708
Total	285,549
Less: imputed interest	(42,905)
Total operating lease liabilities	$242,644

NOTE 6—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Trade accounts payable	$56,931	$55,011
Credit cards payable	29,310	23,958
Total accounts payable and accrued expenses	$86,241	$78,969

NOTE 7—CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high-quality, major financial institutions in order to limit the amount of credit exposure. For accounts receivable, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

Cash in Excess of Federally Insured Amount

Accounts at each financial institution are insured by the FDIC up to $250,000. There were $527,951 and $1,131,927 on deposit that exceeded the FDIC limits at December 31, 2023 and 2022, respectively. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with respect to its cash balances.

Sales and Accounts Receivable

The Company has four major customers who represent a significant portion of revenue. These four customers represented 35% and 51% of total sales revenue for the year ended December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, accounts receivable balances from these customers represent 3% and 71% respectively, of the total receivables. In addition, at December 31, 2023, the Company had accounts receivable balances from three non-major customers representing 77% of the total receivables. The Company has strong relationships with each of these customers and does not believe this concentration poses a significant risk due to those long-term relationships and uniqueness of the products they purchase from the Company. We have identified primary and secondary sources for each of the products we purchase for resale and for the raw materials we use to manufacture our products, so do not anticipate any difficulty in filling the orders placed by our customers.

NOTE 8—STOCKHOLDERS’ EQUITY

Preferred Stock

In November 2004 the Company amended its Articles of Incorporation so as to authorize 5,000,000 shares of preferred stock. Of this total, 750,000 shares have been designated as “Series A Convertible Preferred Stock”. The following is a description of the rights of the Series A Convertible Preferred Stock:

Dividends. The holders of the Series A Preferred Stock would be entitled to dividends at the rate of eight percent per year of the liquidation preference of $1.00 per share,payable annually, if and when declared by the board of directors. Dividends are not cumulative, and the board of directors is under no obligation to declare dividends.

Conversion Rights. The Series A Preferred Stock may be convertible into the Company’s common stock by dividing $1.00 plus any unpaid dividends by 50% of the five day average closing bid price of the common shares.

As of December 31, 2023 and 2022, the Company had no shares of the preferred stock are issued and outstanding.

Common Stock

As of December 31, 2023 and 2022, the Company was authorized to issue 100,000,000 common shares. As of December 31, 2023 and 2022, the Company had 85,664,086 and 85,214,086 common shares issued and outstanding, respectively.

Restricted Stock Awards

On December 28, 2021, the Company granted 1,000,000 shares of restricted common stock to its patent attorney. The restricted stock vest over three years, with 250,000 shares vesting immediately on the grant date and 250,000 shares vesting on the next three anniversary dates. In December 2022, this issuance was modified from 1,000,000 shares of restricted common stock to 925,000 shares of restricted common stock. In accordance with ASC 718, the Company measured the incremental fair value, as the difference between the estimated fair value immediately after the modification as compared to the estimated fair value immediately before the modification, noting no increase in the incremental value. In December 2023, this issuance was modified to accelerate the vesting of the shares of restricted stock. As of December 31, 2023, 925,000 shares have vested with no additional shares to vest remaining.

Below is a table summarizing the changes in restricted stock awards outstanding during the years ended December 31, 2023 and 2022:

	Restricted Stock Awards	Weighted-Average Exercise Price
Outstanding at December 31, 2021	750,000	$0.11
Granted	-	-
Modified	(75,000)	(0.11)
Vested	(225,000)	(0.11)
Outstanding at December 31, 2022	450,000	$0.11
Granted	-	-
Modified	-	-
Vested	(450,000)	(0.11)
Outstanding at December 31, 2023	-	-

Stock-based compensation expense of $55,000 and $27,500 was recorded during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the remaining unrecognized stock-based compensation expense related to non-vested restricted stock awards is $0.

NOTE 9—EARNINGS (LOSS) PER SHARE

The computation of weighted average shares outstanding and the basic and diluted earnings per share for the years ended December 31, 2023 and 2022 consisted of the following:

	For the Years Ended December 31,
	2023	2022
Net income (loss)	$(459,028)	$89,396
Basic weighted average shares outstanding	85,217,785	84,990,935
Basic earnings (loss) per share	$(0.01)	$0.00

Weighted average shares outstanding	85,217,785	84,990,935
Effect on dilutive stock awards	-	450,000
Diluted weighted average shares outstanding	85,217,785	85,440,935
Diluted earnings (loss) per share	$(0.01)	$0.00

NOTE 10—INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 2023 and 2022, consisted of the following:

	December 31, 2023	December 31, 2022
Current Federal and State	$312	$702
Deferred Federal and State	-	-
Total provision for income taxes	$312	$702

Deferred income tax assets and liabilities at December 31, 2023 and 2022, consisted of the following temporary differences and carry-forward items:

	December 31, 2023	December 31, 2022
Deferred tax assets (liabilities)
Loss carryforward	$2,956,107	$2,862,544
Property and equipment	(1,219)	(33,988)
Other	3,986	5,994
Valuation Allowance	(2,958,874)	(2,834,550)
Total net deferred income tax assets (liabilities)	$-	$-

The difference between the income tax expense (benefit) reported and amounts computed by applying the statutory federal rate of 21.0% to pretax income for the years ended December 31, 2023 and 2022, consisted of the following:

	December 31, 2023	December 31, 2022
Federal tax	$(96,330)	$18,921
Meals and entertainment	3,875	4,625
Charitable contributions	111	1,369
Depreciation and amortization	(1,219)	(33,988)
Other	-	-
Change in valuation allowance	93,251	8,371
Total (benefit) provision for income taxes	$312	$702

At December 31, 2023, the Company had net operating loss carryforwards of approximately $7,649,929 that may be available to reduce future years’ taxable income indefinitely.