Form 10-Q
period 2024-03-31
REFLECT SCIENTIFIC, INC.
filed 2024-05-13
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 10, 2024, there were 85,664,086 common shares of the registrant issued and outstanding.

REFLECT SCIENTIFIC, INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2024

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1:	Financial Statements	4
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	15
Item 4:	Controls and Procedures	16

PART II

OTHER INFORMATION

Item 1:	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3:	Defaults Upon Senior Securities	16
Item 4:	Mine Safety Disclosure	16
Item 5:	Other Information	16
Item 6:	Exhibits	17

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REFLECT SCIENTIFIC, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$1,009,424	$1,277,951
Accounts receivable, net	335,003	108,191
Inventories, net	950,917	972,293
Prepaid expenses and other current assets	10,301	11,715
Total Current Assets	2,395,645	2,370,150

Operating lease right-of-use assets	218,025	235,653
Goodwill	60,000	60,000
Other long-term assets	3,100	3,100
TOTAL ASSETS	$2,676,770	$2,668,903

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$101,272	$86,241
Customer deposits	486,229	447,444
Current portion of operating lease liabilities	67,675	62,681
Total Current Liabilities	655,176	596,366

Operating lease liabilities, net of current portion	160,991	179,963
TOTAL LIABILITIES	816,167	776,329

Stockholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 85,664,086 shares issued and outstanding as of March 31, 2024 and December 31, 2023	856,640	856,640
Additional paid-in capital	20,302,681	20,302,681
Accumulated deficit	(19,298,718)	(19,266,747)
TOTAL STOCKHOLDERS’ EQUITY	1,860,603	1,892,574
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,676,770	$2,668,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Revenues	$428,755	$241,127
Cost of goods sold	186,966	113,633
Gross profit	241,789	127,494

Operating Expenses
Salaries and wages	142,614	162,275
General and administrative	132,304	106,992
Research and development	7,375	6,066
Total Operating Expenses	282,293	275,333

LOSS FROM OPERATIONS	(40,504)	(147,839)

Other income	8,533	-

NET LOSS BEFORE INCOME TAXES	(31,971)	(147,839)
INCOME TAX EXPENSE	-	-
NET LOSS	$(31,971)	$(147,839)

Loss per common share
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	85,664,086	85,214,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three Months Ended March 31, 2024

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	85,664,086	$856,640	$20,302,681	$(19,266,747)	$1,892,574
Net loss	-	-	-	(31,971)	(31,971)
Balance at March 31, 2024	85,664,086	$856,640	$20,302,681	$(19,298,718)	$1,860,603

Three Months Ended March 31, 2023

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	85,214,086	$852,140	$20,252,181	$(18,807,719)	$2,296,602
Stock-based compensation	-	-	6,875	-	6,875
Net Loss	-	-	-	(147,839)	(147,839)
Balance at March 31, 2023	85,214,086	$852,140	$20,259,056	$(18,955,558)	$2,155,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024		2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(31,971)	$(147,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation		-	6,875
Amortization of right-of-use assets		17,628	14,529
Changes in operating assets and liabilities:
Accounts receivable		(226,812)	20,961
Inventories		21,376	(53,268)
Prepaid expenses and other current assets		1,414	14,221
Accounts payable and accrued expenses		15,031	(10,773)
Customer deposits		38,785	(12,420)
Operating lease liabilities		(13,978)	(15,144)
Net cash used in operating activities		(178,527)	(182,858)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities		-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities		-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS		(178,527)	(182,858)

CASH AND CASH EQUIVALENTS
Beginning of the period		1,277,951	1,381,927
End of the period		$1,099,424	$1,199,069

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$		$-
Cash paid for income taxes	$		$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of Reflect Scientific, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2024. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied retrospectively. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to our condensed consolidated financial statements.

NOTE 2—DISAGGREGATION OF REVENUES

Our revenue is disaggregated based on product category and geographical region. We recognize revenue from the sale of scientific equipment for the life sciences and manufacturing industries. Our products include non-mechanical Cyrometrix freezers, chillers, and original equipment manufacturer (“OEM”) value-added products and components for the life sciences industry.

The Company’s revenues for the three months ended March 31, 2024 and 2023 are disaggregated as follows:

	For the Three Months Ended March 31, 2024
	United States	International	Total
Revenues
Freezers and chillers	$264,270	$-	$264,270
OEM and other	137,796	26,689	164,485
Total Revenues	$402,066	$26,689	$428,755

	For the Three Months Ended March 31, 2023
	United States	International	Total
Revenues
Freezers and chillers	$45,250	$-	$45,250
OEM and other	127,880	67,997	195,877
Total Revenues	$173,130	$67,997	$241,127

NOTE 3—INVENTORIES

Inventories at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
Finished goods	$460,001	$493,565
Raw materials	596,960	584,772
Total inventories	1,056,961	1,078,337
Less reserve for obsolescence	(106,044)	(106,044)
Total inventories, net	$950,917	$972,293

Inventory balances are composed of finished goods and raw materials. Work in process inventory is immaterial to the condensed consolidated financial statements.

NOTE 4—LEASES

The following was included in our condensed consolidated balance sheets at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Operating lease right-of-use assets	$218,025	$235,653

Lease liabilities, current portion	67,675	62,681
Lease liabilities, long-term	160,991	179,963
Total operating lease liabilities	$228,666	$242,644

Weighted-average remaining lease term (months)	32	35
Weighted average discount rate	10.5%	10.5%

Total lease expense for the three months ended March 31, 2024 and 2023 is as follows:

	For the Three Months Ended March 31,
	2024	2023
Operating lease expense	$23,875	$15,216
Variable lease expense	-	4,437
Total lease expense	$23,875	$19,653

Cash payments included in the measurement of our operating lease liabilities were $20,225 and $15,831 for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2024	$65,084
2025	98,532
2026	101,708
Total	265,324
Less: imputed interest	(36,658)
Total operating lease liabilities	$228,666

NOTE 5—STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2024 and December 31, 2023, the Company was authorized to issue 100,000,000 common shares, of which 85,664,086 common shares were issued and outstanding.

Potential Common Stock Equivalents

As of March 31, 2024, there were no potential common share equivalents from restricted stock awards. As of December 31, 2023, there were 450,000, potential common share equivalents from restricted stock awards excluded from the diluted loss per share calculations as their effect is anti-dilutive.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 29, 2024.

During the three months ended March 31, 2024, there were no significant changes in our accounting policies and estimates.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth key components of our results of operations during the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$428,755	100.0%	$241,127	100.0%
Cost of goods sold	186,966	43.6%	113,633	47.1%
Gross profit	241,789	56.4%	127,494	52.9%

Operating Expenses
Salaries and wages	142,614	33.3%	162,275	67.3%
General and administrative	132,304	30.8%	106,992	44.4%
Research and development	7,375	1.7%	6,066	2.5%
Total Operating Expenses	282,293	65.8%	275,333	114.2%

Income (loss) from operations	(40,504)	(9.4)%	(147,839)	(61.3)%

Other income	8,533	2.0%	-	-

Net loss before income taxes	(31,971)	(7.4)%	(147,839)	(61.3)%
Income tax expense	-	-	-	-
Net loss	$(31,971)	(7.4)%	$(147,839)	(61.3)%

Revenues. Revenues increased by $187,628, or 77.8%, to $428,755 for the three months ended March 31, 2024, as compared to $241,127 for the three months ended March 31, 2023. Such increase was primarily due to a heightened demand for freezer and chiller sales, driven by increased customer capital expenditures during the current period.

Cost of goods sold. Cost of goods sold increased by $73,333, or 64.5%, to $186,966 for the three months ended March 31, 2024, as compared to $113,633 for the three months ended March 31, 2023. Such increase was primarily due to increased freezer and chillers sales during the current period.

Gross profit. Our gross profit as a percentage of sales increased to 56.4% for the three months ended March 31, 2024, as compared to 52.9% for the three months ended March 31, 2023. The increase in gross profit percentage was primarily due to the increase in freezer and chiller sales during the current period, which have better margins than other products. This was partially offset by increased product costs during the current period.

Salaries and wages. Salaries and wages decreased by $19,661, or 12.1%, to $142,614 for the three months ended March 31, 2024, as compared to $162,275 for the three months ended March 31, 2023. Such decrease was primarily due to no stock-based compensation during the current period and decreased employee headcount.

General and administrative. General and administrative expenses increased by $25,312, or 23.7%, to $132,304 for the three months ended March 31, 2024, as compared to $106,992 for the three months ended March 31, 2023. Such increase was primarily due to increased advertising and marketing, professional fees, public filing costs, and rent expense during the current period.

Research and development. Research and development expenses increased by $1,309, or 21.6%, to $7,375 for the three months ended March 31, 2024, as compared to $6,066 for the three months ended March 31, 2023. Such increase was primarily a result of increased enhancements to the ultra-cold CBD oil chiller as a result of the improved operations during the current period.

Other income. Other income was $8,533 for the three months ended March 31, 2024, as compared to $0 for the three months ended March 31, 2023. The increase in the current period was from interest income earned on our business money market savings accounts, which were opened during the fourth quarter of 2023.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $31,971 for the three months ended March 31, 2024, as compared to a net loss of $147,839 for the three months ended March 31, 2023. Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, our current assets exceeded current liabilities by $1,740,469 and $1,773,784, respectively, and we had cash and cash equivalents of $1,099,424 and $1,277,951, respectively. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(178,527)	(182,858)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash and cash equivalents	(178,527)	(182,858)

Cash and cash equivalents at beginning of period	1,277,951	1,381,927
Cash and cash equivalents at end of period	$1,099,424	$1,199,069

Net cash used in operating activities was $178,527 and $182,858 for the three months ended March 31, 2024 and 2023, respectively. Significant factors affecting operating cash flows were primarily a result of increased accounts receivable during the current period.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2024. Based upon, and as of the date of this evaluation, our chief executive officer and principal financial officer determined that there have been no changes in our internal controls over financial reporting as of March 31, 2024 to the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. Exhibits

(a)	Exhibits.

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation	10-SB Registration Statement*
3.2	Articles of Amendment to Articles of Incorporation	10-SB Registration Statement*
3.3	By-Laws	10-SB Registration Statement*
3.4	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.5	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.6	Articles of Amendment	September 30, 2004 10-QSB Quarterly Report*
3.7	By-Laws Amendment	September 30, 2004 10-QSB Quarterly Report*
4.1	Debenture	8-K Current Report dated June 29, 2008*
4.2	Form of Purchasers Warrant	8-K Current Report dated June 29, 2008*
4.3	Registration Rights Agreement	8-K Current Report dated June 29, 2008*
4.4	Form of Placement Agreement	8-K Current Report dated June 29, 2008*
10.1	Securities Purchase Agreement	8-K Current Report dated June 29, 2008*
10.2	Placement Agent Agreement	8-K Current Report dated June 29, 2008*
10.3	JMST Purchase Agreement	8-K Current Report dated April 4, 2006*
10.4	Cryomastor Merger Agreement	8-K Current Report dated April 19, 2006*
10.5	Image Labs Merger Agreement	8-K Current Report dated November 15, 2006*
10.7	Debenture Settlement	8-K Current Report dated November 17, 2006*
14	Code of Ethics	December 31, 2003 10-K Annual Report*
21	Subsidiaries of the Company	December 31, 2006 10-K Annual Report*

Exhibit No.	Title of Document	Location if other than attached hereto
31.1	302 Certification of Kim Boyce	This Filing
31.2	302 Certification of Kim Boyce	This Filing
32	906 Certification	This Filing

Exhibits

Additional Exhibits Incorporated by Reference

*	Reflect California Reorganization	8-K Current Report dated December 31, 2003
*	JMST Acquisition	8-K Current Report dated April 4, 2006
*	Cryomastor Reorganization	8-K Current Report dated September 27, 2006
*	Image Labs Merger Agreement Signing	8-K Current Report dated November 15, 2006
*	All Temp Merger Agreement Signing	8-K Current Report dated November 17, 2006
*	All Temp Merger Agreement Closing	8-KA Current Report dated November 17, 2006
*	Image Labs Merger Agreement Closing	8-KA Current Report dated November 15, 2006
*	Debenture Placement	8-K Current Report dated June 29, 2007

* Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reflect Scientific, Inc.

(Registrant)

Date: May 13, 2024                                                                            By: /s/ Kim Boyce

Kim Boyce, Chief Executive Officer and Director

Date: May 13, 2024                                                                            By: /s/ Kim Boyce

Kim Boyce, Principal Financial Officer