Form 10-Q
period 2024-06-30
REFLECT SCIENTIFIC, INC.
filed 2024-08-13
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

Yes ☐ No ☒

As of August 12, 2024, there were 85,664,086 common shares of the registrant issued and outstanding.

REFLECT SCIENTIFIC, INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2024

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1:	Financial Statements	4
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	16
Item 4:	Controls and Procedures	17

PART II

OTHER INFORMATION

Item 1:	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3:	Defaults Upon Senior Securities	17
Item 4:	Mine Safety Disclosure	17
Item 5:	Other Information	17
Item 6:	Exhibits	18

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REFLECT SCIENTIFIC, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$1,102,696	$1,277,951
Accounts receivable, net	110,592	108,191
Inventories, net	835,667	972,293
Prepaid expenses and other current assets	14,550	11,715
Total Current Assets	2,063,505	2,370,150

Operating lease right-of-use assets	200,026	235,653
Goodwill	60,000	60,000
Other long-term assets	3,100	3,100
TOTAL ASSETS	$2,326,631	$2,668,903

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$52,904	$86,241
Customer deposits	90,369	447,444
Current portion of operating lease liabilities	72,802	62,681
Total Current Liabilities	216,075	596,366

Operating lease liabilities, net of current portion	140,966	179,963
TOTAL LIABILITIES	357,041	776,329

Stockholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 85,664,086 shares issued and outstanding as of June 30, 2024 and December 31, 2023	856,640	856,640
Additional paid-in capital	20,302,681	20,302,681
Accumulated deficit	(19,189,731)	(19,266,747)
TOTAL STOCKHOLDERS’ EQUITY	1,969,590	1,892,574
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,326,631	$2,668,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$590,071	$124,384	$1,018,826	$365,511
Cost of goods sold	231,514	63,850	418,480	177,483
Gross profit	358,557	60,534	600,346	188,028

Operating Expenses
Salaries and wages	148,054	154,569	290,668	316,844
General and administrative	107,555	81,361	239,859	188,353
Research and development	4,605	5,380	11,980	11,446
Total Operating Expenses	260,214	241,310	542,507	516,643

INCOME (LOSS) FROM OPERATIONS	98,343	(180,776)	57,839	(328,615)

Other Income (Expense)	10,644	(312)	19,177	(312)

NET INCOME (LOSS) BEFORE INCOME TAXES	98,343	(180,776)	57,839	(328,615)
INCOME TAX EXPENSE	-	-	-	-
NET INCOME (LOSS)	$108,987	$(181,088)	$77,016	$(328,927)

Income (loss) per common share
Basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding
Basic and diluted	85,664,086	85,214,086	85,664,086	85,214,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three and Six Months Ended June 30, 2024

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	85,664,086	$856,640	$20,302,681	$(19,266,747)	$1,892,574
Net loss	-	-	-	(31,971)	(31,971)
Balance at March 31, 2024	85,664,086	$856,640	$20,302,681	$(19,298,718)	$1,860,603
Net income	-	-	-	108,987	108,987
Balance at June 30, 2024	85,664,086	$856,640	$20,302,681	$(19,189,731)	$1,969,590

Three and Six Months Ended June 30, 2023

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	85,214,086	$852,140	$20,252,181	$(18,807,719)	$2,296,602
Stock-based compensation	-	-	6,875	-	6,875
Net loss	-	-	-	(147,839)	(147,839)
Balance at March 31, 2023	85,214,086	$852,140	$20,259,056	$(18,955,558)	$2,155,638
Stock-based compensation	-	-	6,875	-	6,875
Net loss	-	-	-	(181,088)	(181,088)
Balance at June 30, 2023	85,214,086	$852,140	$20,265,931	$(19,136,646)	$1,981,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$77,016	$(328,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	13,750
Amortization of right-of-use assets	35,627	29,257
Changes in operating assets and liabilities:
Accounts receivable	(2,401)	36,612
Inventories	136,626	(79,734)
Prepaid expenses and other current assets	(2,835)	(3,703)
Accounts payable and accrued expenses	(33,338)	(35,398)
Customer deposits	(357,075)	425,607
Operating lease liabilities	(28,876)	(30,633)
Net cash (used in) provided by operating activities	(175,255)	26,831

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(175,255)	26,831

CASH AND CASH EQUIVALENTS
Beginning of the period	1,277,951	1,381,927
End of the period	$1,102,696	$1,408,758

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of Reflect Scientific, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2024. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

The Company’s revenues for the three months ended June 30, 2024 and 2023 are disaggregated as follows:

	For the Three Months Ended June 30, 2024
	United States	International	Total
Revenues
Freezers and chillers	$391,198	$-	$391,198
OEM and other	159,385	39,488	198,873
Total Revenues	$550,583	$39,488	$590,071

	For the Three Months Ended June 30, 2023
	United States	International	Total
Revenues
Freezers and chillers	$10,508	$-	$10,508
OEM and other	81,155	32,721	113,876
Total Revenues	$91,663	$32,721	$124,384

The Company’s revenues for the six months ended June 30, 2024 and 2023 are disaggregated as follows:

	Six Months Ended June 30, 2024
	United States	International	Total
Revenues
Freezers and chillers	$655,468	$-	$655,468
OEM and other	297,181	66,177	363,358
Total Revenues	$952,649	$66,177	$1,018,826

	Six Months Ended June 30, 2023
	United States	International	Total
Revenues
Freezers and chillers	$55,758	$-	$55,758
OEM and other	209,035	100,718	309,753
Total Revenues	$264,793	$100,718	$365,511

NOTE 3—INVENTORIES

Inventories at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
Finished goods	$184,808	$493,565
Raw materials	756,903	584,772
Total inventories	941,711	1,078,337
Less reserve for obsolescence	(106,044)	(106,044)
Total inventories, net	$835,667	$972,293

Inventory balances are composed of finished goods and raw materials. Work in process inventory is immaterial to the condensed consolidated financial statements.

NOTE 4—LEASES

The following was included in our condensed consolidated balance sheets at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Operating lease right-of-use assets	$200,026	$235,653

Lease liabilities, current portion	72,802	62,681
Lease liabilities, long-term	140,966	179,963
Total operating lease liabilities	$213,768	$242,644

Weighted-average remaining lease term (months)	29	35
Weighted average discount rate	10.5%	10.5%

Total lease expense for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$23,875	$15,216	$47,750	$30,432
Variable lease expense	-	7,202	-	11,639
Total lease expense	$23,875	$22,418	$47,750	$42,071

Cash payments included in the measurement of our operating lease liabilities were $20,777 and $15,977 for the three months ended and $41,002 and $31,808 for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2024	$44,307
2025	98,532
2026	101,708
Total	244,547
Less: imputed interest	(30,779)
Total operating lease liabilities	$213,768

NOTE 5—STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2024 and December 31, 2023, the Company was authorized to issue 100,000,000 common shares, of which 85,664,086 common shares were issued and outstanding.

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

During the three months and six months ended June 30, 2024, there were no significant changes in our accounting policies and estimates.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table sets forth key components of our results of operations during the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$590,071	100.0%	$124,384	100.0%
Cost of goods sold	231,514	39.2%	63,850	51.3%
Gross profit	358,557	60.8%	60,534	48.7%

Operating Expenses
Salaries and wages	148,054	25.1%	154,569	124.3%
General and administrative	107,555	18.2%	81,361	65.4%
Research and development	4,605	0.8%	5,380	4.3%
Total Operating Expenses	260,214	44.1%	241,310	194%

Income (loss) from operations	98,343	16.7%	(180,776)	(145.3)%

Other income	10,644	1.8%	-	-

Net loss before income taxes	108,987	18.5%	(180,776)	(145.3)%
Income tax expense	-	-	312	0.3%
Net income (loss)	$108,987	18.5%	$(181,088)	(145.6)%

Revenues. Revenues increased by $465,687, or 374.4%, to $590,071 for the three months ended June 30, 2024, as compared to $124,384 for the three months ended June 30, 2023. Such increase was primarily due to a heightened demand for freezer and chiller sales, driven by increased customer capital expenditures during the current period.

Cost of goods sold. Cost of goods sold increased by $167,664, or 263%, to $231,514 for the three months ended June 30, 2024, as compared to $63,850 for the three months ended June 30, 2023. Such increase was primarily due to increased freezer and chillers sales during the current period.

Gross profit. Our gross profit as a percentage of sales increased to 60.8% for the three months ended June 30, 2024, as compared to 48.7% for the three months ended June 30, 2023. The increase in gross profit percentage was primarily due to the increase in freezer and chiller sales during the current period, which have better margins than other products. This was partially offset by increased product costs during the current period.

Salaries and wages. Salaries and wages decreased by $6,515, or 4.2%, to $148,054 for the three months ended June 30, 2024, as compared to $154,569 for the three months ended June 30, 2023. Such decrease was primarily due to no stock-based compensation during the current period and decreased employee headcount.

General and administrative. General and administrative expenses increased by $26,194 or 32.2%, to $107,555 for the three months ended June 30, 2024, as compared to $81,361 for the three months ended June 30, 2023. Such increase was primarily due to increased advertising and marketing, professional fees, public filing costs, and rent expense during the current period.

Research and development. Research and development expenses decreased by $775, or 14.4%, to $4,605 for the three months ended June 30, 2024, as compared to $5,380 for the three months ended June 30, 2023. Such decrease was primarily a result of resource allocation to marketing and production.

Other income. Other income was $10,644 for the three months ended June 30, 2024, as compared to $0 for the three months ended June 30, 2023. The increase in the current period was from interest income earned on our business money market savings accounts, which were opened during the fourth quarter of 2023.

Net income. As a result of the cumulative effect of the factors described above, our net income was $108,987 for the three months ended June 30, 2024, as compared to a net loss of $181,088 for the three months ended June 30, 2023. Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table sets forth key components of our results of operations during the six months ended June 30, 2024 and 2023, both in dollars and as a percentage of our revenues.

	Six Months Ended June 30,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,018,826	100%	$365,511	100%
Cost of goods sold	418,480	41.1%	177,483	48.6%
Gross profit	600,346	58.9%	188,028	51.4%

Operating expenses
Salaries and wages	290,668	28.5%	316,844	86.7%
General and administrative	239,859	23.5%	188,353	51.5%
Research and development	11,980	1.2%	11,446	3.1%
Total operating expenses	542,507	53.2%	516,643	141.3%

Income (loss) from operations	57,839	5.7%	(328,615)	(89.9)%

Other Income	19,177	1.9%	-	-%

Income tax expense	-	-%	(312)	(0.1)%

Net income (loss)	$77,016	7.6%	$(328,927)	(90.0)%

Revenues. Revenues increased by $653,315, or 178.7%, to $1,018,826 for the six months ended June 30, 2024, from $365,511 for the six months ended June 30, 2023. Such increase was primarily due to a significant increase in freezer and chiller sales.

Cost of goods sold. Cost of goods sold increased by $240,997 or 135.8%, to $418,480 for the six months ended June 30, 2024, from $177,483 for the six months ended June 30, 2023. Such increase was primarily due to increased freezer and chillers sales, as well as increased production costs.

Gross profit. Our gross profit as a percentage of sales increased to 58.9% for the six months ended June 30, 2024, compared to 51.4% for the six months ended June 30, 2023. The increase in gross profit percentage was primarily due to the increase in freezer and chiller sales, which have better margins than other products

Salaries and wages. Salaries and wages decreased by $26,176, or 8.3%, to $290,668 for the six months ended June 30, 2024, from $316,844 for the six months ended June 30, 2023. Such decrease was primarily due to decreased headcount.

General and administrative. General and administrative expenses increased by $51,506, or 27.3%, to $239,859 for the six months ended June 30, 2024, from $188,353 for the six months ended June 30, 2023. Such increase was primarily due to the increased in public filing and insurance costs.

Research and development. Research and development expenses increased by $534, or 4.7%, to $11,980 for the six months ended June 30, 2024, from $11,446 for the six months ended June 30, 2023. Such increase was primarily a result of increased costs.

Net income (loss). As a result of the cumulative effect of the factors described above, our net income was $77,016 for the six months ended June 30, 2024, as compared to net loss of $328,927 for the six months ended June 30, 2023. Management has looked for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, our current assets exceeded current liabilities by $1,847,430 and $1,773,784, respectively, and we had cash and cash equivalents of $1,102,696 and $1,277,951, respectively. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by operating activities	$(175,255)	26,831
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash and cash equivalents	(175,255)	26,831

Cash and cash equivalents at beginning of period	1,277,951	1,381,927
Cash and cash equivalents at end of period	$1,102,696	$1,408,758

Net cash used in operating activities was $175,255 and provided by operating activities $26,831 for the six months ended June 30, 2024 and 2023, respectively. Significant factors affecting operating cash flows were primarily a result of increased accounts receivable during the current period.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2024. Based upon, and as of the date of this evaluation, our chief executive officer and principal financial officer determined that there have been no changes in our internal controls over financial reporting as of June 30, 2024 to the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

Reflect Scientific, Inc.

(Registrant)

Date: August 13, 2024                                                                By: /s/ Kim Boyce

Kim Boyce, Chief Executive Officer and Director

Date: August 13, 2024                                                                 By: /s/ Kim Boyce

Kim Boyce, Principal Financial Officer