Form 10-Q
period 2024-09-30
REFLECT SCIENTIFIC, INC.
filed 2024-11-12
CIK 1103090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

Yes ☐ No ☒

As of November 8, 2024, there were 85,664,086 common shares of the registrant issued and outstanding.

REFLECT SCIENTIFIC, INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2024

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REFLECT SCIENTIFIC, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$1,030,408	$1,277,951
Accounts receivable, net	272,098	108,191
Inventories, net	775,676	972,293
Prepaid expenses and other current assets	15,166	11,715
Total Current Assets	2,093,348	2,370,150

Operating lease right-of-use assets	181,618	235,653
Goodwill	60,000	60,000
Other long-term assets	3,100	3,100
TOTAL ASSETS	$2,338,066	$2,668,903

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$61,187	$86,241
Customer deposits	-	447,444
Current portion of operating lease liabilities	78,065	62,681
Total Current Liabilities	139,252	596,366

Operating lease liabilities, net of current portion	119,294	179,963
TOTAL LIABILITIES	258,546	776,329

Stockholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 85,664,086 shares issued and outstanding as of September 30, 2024 and December 31, 2023	856,640	856,640
Additional paid-in capital	20,302,681	20,302,681
Accumulated deficit	(19,079,801)	(19,266,747)
TOTAL STOCKHOLDERS’ EQUITY	2,079,520	1,892,574
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,338,066	$2,668,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$514,023	$525,874	$1,532,849	$891,385
Cost of goods sold	186,197	195,888	604,677	373,371
Gross profit	327,826	329,986	928,172	518,014

Operating Expenses
Salaries and wages	137,943	155,677	428,611	472,521
General and administrative	87,552	84,331	327,411	272,684
Research and development	3,092	9,082	15,072	20,528
Total Operating Expenses	228,587	249,090	771,094	765,733

INCOME (LOSS) FROM OPERATIONS	99,239	80,896	157,078	(247,719)

Other Income (Expense)	10,791	5,368	29,968	5,368

NET INCOME (LOSS) BEFORE INCOME TAXES	110,030	86,264	187,046	(242,351)
INCOME TAX EXPENSE	(100)	-	(100)	(312)
NET INCOME (LOSS)	$109,930	$86,264	$186,946	$(242,663)

Income (loss) per common share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding
Basic	85,664,086	85,214,086	85,664,086	85,214,086
Diluted	85,664,086	85,664,086	85,664,086	85,214,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three and Nine Months Ended September 30, 2024

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	85,664,086	$856,640	$20,302,681	$(19,266,747)	$1,892,574
Net loss	-	-	-	(31,971)	(31,971)
Balance at March 31, 2024	85,664,086	$856,640	$20,302,681	$(19,298,718)	$1,860,603
Net income	-	-	-	108,987	108,987
Balance at June 30, 2024	85,664,086	$856,640	$20,302,681	$(19,189,731)	$1,969,590
Net income				109,930	109,930
Balance at September 30, 2024	85,664,086	856,640	20,302,681	(19,079,801)	2,079,520

Three and Nine Months Ended September 30, 2023

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	85,214,086	$852,140	$20,252,181	$(18,807,719)	$2,296,602
Stock-based compensation	-	-	6,875	-	6,875
Net loss	-	-	-	(147,839)	(147,839)
Balance at March 31, 2023	85,214,086	$852,140	$20,259,056	$(18,955,558)	$2,155,638
Stock-based compensation	-	-	6,875	-	6,875
Net loss	-	-	-	(181,088)	(181,088)
Balance at June 30, 2023	85,214,086	$852,140	$20,265,931	$(19,136,646)	$1,981,425
Stock-based compensation	-	-	6,875	-	6,875
Net income	-	-	-	86,264	86,264
Balance at September 30, 2023	85,214,086	$852,140	$20,272,806	$(19,050,382)	$2,074,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$186,946	$(242,663)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	-	20,625
Amortization of right-of-use assets	54,035	44,192
Changes in operating assets and liabilities:
Accounts receivable	(163,907)	9,147
Inventories	196,617	(123,602)
Prepaid expenses and other current assets	(3,451)	10,528
Accounts payable and accrued expenses	(25,054)	25,307
Customer deposits	(447,444)	260,604
Operating lease liabilities	(45,285)	(46,619)
Net cash (used in) provided by operating activities	(247,543)	(42,481)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash from investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash from financing activities	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(247,543)	(42,481)

CASH AND CASH EQUIVALENTS
Beginning of the period	1,277,951	1,381,927
End of the period	$1,030,408	$1,339,446

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REFLECT SCIENTIFIC, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of Reflect Scientific, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2024. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

The Company’s revenues for the three months ended September 30, 2024 and 2023 are disaggregated as follows:

	For the Three Months Ended September 30, 2024
	United States	International	Total
Revenues
Freezers and chillers	$-	$225,600	$225,600
OEM and other	211,252	77,171	288,423
Total Revenues	$211,252	$302,771	$514,023

	For the Three Months Ended September 30, 2023
	United States	International	Total
Revenues
Freezers and chillers	$355,561	$-	$355,561
OEM and other	122,980	47,333	170,313
Total Revenues	$478,541	$47,333	$525,874

The Company’s revenues for the nine months ended September 30, 2024 and 2023 are disaggregated as follows:

	For the Nine Months Ended September 30, 2024
	United States	International	Total
Revenues
Freezers and chillers	$655,468	$225,600	$881,068
OEM and other	508,433	143,348	651,781
Total Revenues	$1,163,901	$368,948	$1,532,849

	For the Nine Months Ended September 30, 2023
	United States	International	Total
Revenues
Freezers and chillers	$411,319	$-	$411,319
OEM and other	332,015	148,051	480,066
Total Revenues	$743,334	$148,051	$891,385

NOTE 3—INVENTORIES

Inventories at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Finish goods	$126,629	$493,565
Raw material	755,091	584,772
Total inventories	881,720	1,078,337
Less reserve for obsolescence	(106,044)	(106,044)
Total inventories, net	$775,676	$972,293

Inventory balances are composed of finished goods and raw materials. Work in process inventory is immaterial to the condensed consolidated financial statements.

NOTE 4—LEASES

The following was included in our condensed consolidated balance sheets at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Operating lease right-of-use assets	$181,618	$235,653

Lease liabilities, current portion	78,065	62,681
Lease liabilities, long-term	119,294	179,963
Total operating lease liabilities	$197,359	$242,644

Weighted-average remaining lease term (months)	26	35
Weighted average discount rate	10.5%	10.5%

Total lease expense for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$23,878	$15,216	$71,628	$45,648
Variable lease expense	2,598	5,300	2,598	16,939
Total lease expense	$26,476	$20,516	$74,226	$62,587

Cash payments included in the measurement of our operating lease liabilities were $21,878 and $16,267 for the three months ended and $62,880 and $48,075 for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2024	$22,429
2025	98,532
2026	101,708
Total	222,669
Less: imputed interest	(25,310)
Total operating lease liabilities	$197,359

NOTE 5—STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2024 and December 31, 2023, the Company was authorized to issue 100,000,000 common shares, of which 85,664,086 common shares were issued and outstanding.

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

During the three months and nine months ended September 30, 2024, there were no significant changes in our accounting policies and estimates.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations during the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$514,023	100%	$525,874	100.0%
Cost of goods sold	186,197	36.2%	195,888	37.2%
Gross Profit	327,826	63.8%	329,986	62.8%

Operating Expenses
Salaries and wages	137,943	26.8%	155,677	29.6%
General and administrative	87,552	17.0%	84,331	16.0%
Research and development	3,092	0.6%	9,082	1.7%
Total Operating Expenses	228,587	44.5%	249,090	47.4%

Income (loss) from operations	99,239	19.3%	80,896	15.4%

Other income	10,791	2.1%	5,368	1.0%

Net income (loss) before income taxes	110,030	21.4%	86,264	16.4%
Income tax expense	(100)	(0.0)%	-	-%
Net income (loss)	$109,930	21.4%	$86,264	16.4%

Revenues. Revenues decreased by $11,851, or -2.3%, to $514,023 for the three months ended September 30, 2024, as compared to $525,874 for the three months ended September 30, 2023. Revenues were consistent between years due to freezer and chiller sales driven by customer needs.

Cost of goods sold. Cost of goods sold decreased by $9,691, or -4.9%, to $186,197 for the three months ended September 30, 2024, as compared to $195,888 for the three months ended September 30, 2023. Decrease was primarily due to slightly lower revenues for the same time period.

Gross profit. Our gross profit as a percentage of sales increased to 63.8%for the three months ended September 30, 2024, as compared to 62.8% for the three months ended September 30, 2023. The increase in gross profit percentage was primarily due to the margins in freezer and chiller sales during the current period.

Salaries and wages. Salaries and wages decreased by $17,334, or -11.4%, to $137,943 for the three months ended September 30, 2024, as compared to $155,677 for the three months ended September 30, 2023. Decrease was primarily due reduction of hours during the current period and decreased employee headcount.

General and administrative. General and administrative expenses increased by $3,221 or 3.8%, to $87,552 for the three months ended September 30, 2024, as compared to $84,331 for the three months ended September 30, 2023. Increase was primarily due to increased advertising and marketing during the current period.

Research and development. Research and development expenses decreased by $5,990, or -66.0%, to $3,092 for the three months ended September 30, 2024, as compared to $9,082 for the three months ended September 30, 2023. Such decrease was primarily a result of resource allocation to marketing and production.

Other income. Other income was $10,791 for the three months ended September 30, 2024, as compared to $5,368 for the three months ended September 30, 2023. The increase is from interest income earned on business money market savings accounts. These were opened during the third quarter of 2023.

Net income. As a result of the cumulative effect of the factors described above, our net income was $109,930 for the three months ended September 30, 2024, as compared to a net income of $86,264 for the three months ended September 30, 2023. Management continues to look for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations during the nine months ended September 30, 2024 and 2023, both in dollars and as a percentage of our revenues.

	Nine Months Ended September 30,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,532,849	100.0%	$891,385	100.0%
Cost of goods sold	604,677	39.4%	373,371	41.9%
Gross Profit	928,172	60.6%	518,014	58.1%

Operating Expenses
Salaries and wages	428,611	28.0%	472,521	53.0%
General and administrative	327,411	21.4%	272,684	30.6%
Research and development	15,072	1.0%	20,528	2.3%
Total Operating Expenses	771,094	50.3%	765,733	85.9%

Income (loss) from operations	157,078	10.2%	(247,719)	(27.8)%

Other income	29,968	2.0%	5,368	0.6%

Net income (loss) before income taxes	187,046	12.2%	(242,351)	(27.2)%
Income tax expense	(100)	(0.0)%	(312)	(0.0)%
Net income (loss)	$186,946	12.2%	$(242,663)	(27.2)%

Revenues. Revenues increased by $641,464 or 72.0%, to $1,532,849 for the nine months ended September 30, 2024, from $891,385 for the nine months ended September 30, 2023. Such increase was primarily due to a significant increase in freezer and chiller sales throughout the year.

Cost of goods sold. Cost of goods sold increased by $231,306 or 62.0%, to $604,677 for the nine months ended September 30, 2024, from $373,371 for the nine months ended September 30, 2023. Such increase was primarily due to increased revenue and increased production.

Gross profit. Our gross profit as a percentage of sales increased to 60.6% for the nine months ended September 30, 2024, compared to 58.1% for the nine months ended June 30, 2023. The increase in gross profit percentage was primarily due to the increase in freezer and chiller sales, which have higher margins than other products.

Salaries and wages. Salaries and wages decreased by $43,910, or -9.3%, to $428,611 for the nine months ended September 30, 2024, from $472,521 for the nine months ended September 30, 2023. Such decrease was primarily due to decreased headcount and reduction in hours.

General and administrative. General and administrative expenses increased by $54,727, or 20.1%, to $327,411 for the nine months ended September 30, 2024, from $272,684 for the nine months ended September 30, 2023. Such increase was primarily due to the increased in public filing and insurance costs.

Research and development. Research and development expenses decreased by $5,456, or -26.6%, to $15,072 for the nine months ended September 30, 2024, from $20,528 for the nine months ended September 30, 2023. Such decrease was primarily a result of a shift in company priorities.

Other income. Other income was $29,968 for the nine months ended September 30, 2024, as compared to $5,368 for the nine months ended September 30, 2023. The increase is from interest income earned on business money market savings accounts. These were opened during the third quarter of 2023.

Net income (loss). As a result of the cumulative effect of the factors described above, our net income was $186,946 for the nine months ended September 30, 2024, as compared to net loss of $242,663 for the nine months ended September 30, 2023. Management has looked for opportunities to increase sales, improve gross margins and control ongoing operating expenses.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, our current assets exceeded current liabilities by $1,954,096 and $1,773,784, respectively, and we had cash and cash equivalents of $1,030,408 and $1,277,951, respectively. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by operating activities	$(247,543)	$(42,481)
Net cash provided by investing activities		-
Net cash provided by financing activities		-
Net change in cash and cash equivalents	(247,543)	(42,481)

Cash and cash equivalents at beginning of period	1,277,951	1,381,927
Cash and cash equivalents at end of period	$1,030,408	$1,339,446

Net cash used in operating activities was $247,543 and used in operating activities $42,481 for the nine months ended September 30, 2024 and 2023, respectively. Significant factors affecting operating cash flows were primarily a result of increased accounts receivable during the current period.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2024. Based upon, and as of the date of this evaluation, our chief executive officer and principal financial officer determined that there have been no changes in our internal controls over financial reporting as of September 30, 2024 to the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

(a)	Exhibits.

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation	10-SB Registration Statement*
3.2	Articles of Amendment to Articles of Incorporation	10-SB Registration Statement*
3.3	By-Laws	10-SB Registration Statement*
3.4	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.5	Articles of Amendment to Articles of Incorporation	8-K Current Report dated December 31, 2003*
3.6	Articles of Amendment	September 30, 2004 10-QSB Quarterly Report*
3.7	By-Laws Amendment	September 30, 2004 10-QSB Quarterly Report*
4.1	Debenture	8-K Current Report dated June 29, 2007*
4.2	Form of Purchasers Warrant	8-K Current Report dated June 29, 2007*
4.3	Registration Rights Agreement	8-K Current Report dated June 29, 2007*
4.4	Form of Placement Agreement	8-K Current Report dated June 29, 2007*
10.1	Securities Purchase Agreement	8-K Current Report dated June 29, 2007*
10.2	Placement Agent Agreement	8-K Current Report dated June 29, 2007*
10.3	JMST Purchase Agreement	8-K Current Report dated April 4, 2006*
10.4	Cryomastor Merger Agreement	8-K Current Report dated April 19, 2006*
10.5	Image Labs Merger Agreement	8-K Current Report dated November 15, 2006*
10.7	Debenture Settlement	8-K Current Report dated August 17, 2010*
14	Code of Ethics	December 31, 2003 10-K Annual Report*
21	Subsidiaries of the Company	December 31, 2003 10-K Annual Report*

Exhibit No.	Title of Document	Location if other than attached hereto
31.1	302 Certification of Kim Boyce	This Filing
31.2	302 Certification of Kim Boyce	This Filing
32	906 Certification	This Filing

Exhibits

Additional Exhibits Incorporated by Reference

*	Reflect California Reorganization	8-K Current Report dated December 31, 2003
*	JMST Acquisition	8-K Current Report dated April 4, 2006
*	Cryomastor Reorganization	8-K Current Report dated June 27, 2006
*	Image Labs Merger Agreement Signing	8-K Current Report dated November 15, 2006
*	All Temp Merger Agreement Signing	8-K Current Report dated November 17, 2006
*	All Temp Merger Agreement Closing	8-KA Current Report dated November 17, 2006, filed with the Securities and Exchange Commission on January 23, 2007
*	Image Labs Merger Agreement Closing	8-KA Current Report dated November 15, 2006, filed with the Securities and Exchange Commission on March 6, 2007
*	Debenture Placement	8-K Current Report dated June 29, 2007

* Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reflect Scientific, Inc.

(Registrant)

Date:	November 12, 2024	By:	/s/ Kim Boyce
Chief Executive Officer, and Director

Date:	November 12, 2024	By:	/s/ Kim Boyce
Principal Financial Officer